Form 10KSB
period 2004-12-31
SUPCOR, INC.
filed 2005-07-25
CIK 1300734

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

SUPCOR, INC.
(Name of small business in its charter)

Delaware                                              0-50913                       52-2175898
(State or other                                      (Commission                (IRS file number)
Jurisdiction of Employer)                       Identification #)

515 Madison Avenue, 21st Floor
(Address of Principal Executive Office
street and number)

New York, New York 10022
(City, State and ZIP Code)

Issuer's telephone number:  (212) 755-3636

Securities registered under Section 12(b) of the Act:

Title of each class   N/A

Securities registered under Section 12(g) of the Act:

Common Stock $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenue for its most recent fiscal year: $3,143,002

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$-0-

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,298,823 as of June 30, 2005.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Forward-Looking Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's business and growth strategies and the Company's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ from those projected in the forward-looking statements.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

Supcor, Inc. (the “Company,we”) was incorporated under the laws of the State of Delaware on August 20, 1997.  On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Corp., Ltd. (“Tenet-Jove”) a People’s Republic of China Company in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove.

Tenet-Jove currently develops, manufactures and distributes apocynum fiber and food products in the growing China through its national marketing network. Apocynum products are specialized fabric and food products designed to incorporate traditional Eastern medicines with modern scientific and developed health products predicated on well-established Eastern herbal remedies based on apocynum raw material.

Tenet-Jove was established in 2003 and is headquartered in Beijing, People’s Republic of China.  In today’s maturing and aging society people are looking for new ways to improve fitness levels so that they can continue to live a comfortable and healthy life.  Tenet-Jove aims to establish and offer a new value called “health-building”, moving forward from the conventional concept of health maintenance. Drawing on Tenet-Jove's core competence in bio-information sensing and health management technology, we offer the best possible solutions and products to support the prevention and treatment of lifestyle-induced diseases.

Operating in the booming healthcare marketplace, we have established a number of initiatives and strategies that combine customer sensitivity with product innovation. Our mission is, through our advanced and high-quality healthcare products, to provide our customers with suggestions and solutions for health improvement.

Business of the Company

THE PRODUCT

The Company refers to its technology as "Infrared." The working of the product is analogous to a nicotine patch in that the clothes manufactured with the Company's apocynum fabrics are impregnated with the product which is then absorbed through the wearer's skin.

All of our products are developed and manufactured in our research, development and manufacturing base in Tianjin and distributed through four offices and many franchised agents across China. This extensive distribution network and sustainable R&D system enable us to provide complete healthcare products to our customers throughout the PRC.

The Company presently has approximately 30 apocynum products, ranging from articles of clothing to household products such as pillows, which are classified into 3 series as described as follows:

         Apocynum iatric fiber textiles product mix

         Sleeping  recovery/maintenance  products;
         Healthcare underwear products;
         Health protection apparatus products;
         Health care bedding products.
         Apocynum food product mix
         scented tea;
         apocynum honey;
         apocynum flower honey;
         apocynum bee gum
         Home-use clinical equipment product mix
         Home-use clinical equipment products are in the stage of introduction.

  MANUFACTURING

  The Company maintains and operates a factory for the production of its product, and also subcontracts the manufacture of some of the fabric.

  To assure the reliability of resources and reduce the cost of raw materials, the Company plans to establish an apocynum raw material production base in Ku’erle of Xinjiang for providing raw materials and semi-finished products to the Company.

  THE PATENTS

  Presently the Company has obtained national patents for

          Apocynum fiber blending method

          Far-infrared ceramic material

          Apocynum far-infrared multifunctional surface material

          40* fine apocynum cloth

  SALES AND MARKETING

  The Company conducts sales through vendors, regional sales offices either as directly owned subsidiaries or as branch offices of the Company.  To date, the Company conducts sales through four subsidiary and branch offices.

  COMPETITION

  At present, the Company has just one competitor, the “Hao Yi” Company of Tianjin, which is a small company that produces apocynum fiber textile products. The competitor has total assets of approximately RMB5 million, and imitates the Company’s products that are sold at basically similar prices.  The Company believes that its products are superior in respect of technical content, quality, and appearance and packaging and that at present, there is no serious competitor in the apocynum fiber textile industry that can threaten the Company. However, once a substantial healthcare product company gets involved in this industry, the Company will face serious competition.

   Administrative Offices

     We currently occupy 4 offices. The balance of our office space is leased by us under lease arrangements we deem to be satisfactory.  We lease our headquarters, located at Suite 3106, Building B, Ring Middle Road, Chaoyang District, Beijing, China, for approximately $60,000 a year, pursuant to an operating lease that expires in June 2009.

   Employees

     The Company currently has 30 full-time employees and plans to hire additional employees as required.  No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

   ITEM 2.     DESCRIPTION OF PROPERTY

   We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

   ITEM 3.     LEGAL PROCEEDINGS

   The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

   No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0 percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the security holders of the Company during the quarter ended December 31, 2004.

  Part II

  ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There has been no established public trading market for the Company's securities since its inception on August 20, 1997, and there can be no assurance that such market will develop. As of June 30, 2005, there were 9,298,823 shares outstanding, and the Company had 39 shareholders of record. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

    ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion relates to the results of our operations to date, and our financial condition: This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other Financial information contained elsewhere in this Form 10-KSB.

    Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure or contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

    We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis or Plan of Operations."

    Revenue Recognition

      The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

    Foreign Currency Translation

      Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

    For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss.

  The functional currency of the Company's subsidiaries is the local currency, Chinese Reminbi (RMB). The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities (8.28 RMB to one U.S. Dollar), and average rates of exchange for the period for revenues, costs, and expenses (8.28 RMB to one U.S. Dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2004 was not material.

    Results of Operations

      We are a healthcare product manufacturer and health solution provider in the PRC. We principally develop, manufacture, and distribute healthcare products through our national sales and services network to our customers in the PRC.

  Our healthcare business is comprised of research, development and application of “health-building” technology.

  Since the establishment of Tenet Jove in 2003, we have gradually developed a series of products and  established a nation-wide marketing network.

  The Company’s revenues for the years ended December 31, 2004 and 2003 were $3,143,002 and $287,830 respectively. The Company's selling, general and administrative expenses for the year ended December 31, 2004, were $1,418,630 and for the year ended December 31, 2003, were $91,268.

    Our operating results are presented on a consolidated basis for the year ended December 31, 2004, as compared to for the year ended December 31, 2003.

      Item

      2004

      2003

      comparisons

      Amount

      Percentage of revenue

      Amount

      Percentage of revenue

      Growth in amount

      Increase in percentage (%)

      US$

      (%)

      US$

      (%)

      US$

      Revenues

      3,143,002

      287,830

      2,855,172

      991.96

      costs & expenses

      1,278,068

      40.66

      181,553

      63.07

      1,096,515

      603.96

      Gross Profit

      1,864,934

      59.33

      106,277

      36.90

      1,758,707

      1654.79

      Advertising

      363,533

      11.57

      0

      363,533

           100.00

      Bad debt expense

      165,766

      5.27

      0

      165,766

      100.00

      other selling expense

      110,388

      3.5

      4,686

      1.63

      105,702

      2255.70

      Salaries and benefits

      397,249

      12.6

      22,008

      7.64

      375,241

      1705.02

      D&A

      22,047

      0.70

      2,276

      0.79

      19,771

      868.67

      General &administrative

      359,647

      11.44

      62,298

      21.64

      297,349

      477.30

      Interest expenses

      29,031

      0.92

      0

      0

      29,031

      100.00

      Other Income

      467

      0.01

      17

      0.01

      450

      2647.05

      Gain on disposal of subsidiaries

      80,945

      2.58

      0

      0

      80,945

      100.00

       Income before tax minority interest

       498,703

       15.87

       15,026

       5.22

       483,677

       3218.93

       Income tax

       1,617

       0.05

       0

       0

       1,617

       100.00

       Minority interest

       1,840

       0.06

       0

       0

       1,840

       100.00

       Net income

       495,246

       15.76

       15,026

       5.22

       480,220

       3195.92

  Revenue

    Our revenue for the year ended December 31, 2004 was $3,143,002, representing an increase of approximately 991.96% from the previous year. We derive our revenues primarily from sales of our products.  Our operating revenues are composed of sales of healthcare products and franchising fees from vendors. Those increases were mainly attributable to sales increases from overall market demand and our marketing and sales efforts. The significant revenue increase is due to that our healthcare business was experiencing rapid market expansion.

  We believe that revenues will increase in the next several years as a result of planned expansion of production and anticipated increased sales.

  Gross profit margin

    Our gross margin on sales  was 59.33% in 2004 compared to 36.90% in 2003. Our gross margin slightly increased in 2004 as compared to the previous year.  We could maintain the increase in part because we lowered the cost of goods sold by subcontracting and improving manufacturing techniques for controlling production cost.

  Net income

    Our consolidated net income increased 3195.92% to $495,246 for the year ended December 31, 2004 as compared to $15,026 for the prior year period. This increase is attributable to an increase in revenues of 991.96% in 2004 as compared to 2003, and a non-recurring gain resulting from disposal of subsidiaries.

  Liquidity and Sources of Capital

    We generally finance our operations from cash flow generated internally and customer deposits. As of December 31, 2004, the Company had current assets of $4,235,434,

  current liabilities of $2,667,242 and working capital of $1,568,192 and shareholders’ equity of $1,602,160.

  Our operations used net cash of $240,566 for the year ended December 31, 2004. At December 31, 2004, cash and cash equivalents were $ 64,272. Working capital was $1,568,192 at December 31, 2004, reflecting a current ratio of 1.59:1 compared to 1.12:1 for 2003. Our current ratio of fiscal year 2004 was slightly improved compared to that of the previous year.

   We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2005.

   As of December 31, 2004, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

   Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

   Recent accounting pronouncements

     In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments other than its consolidated subsidiaries. As such, this standard has no application to the Company.

   In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

   In December 2004, the FASB issued Statement No. 153, “Exchange of Non-Monetary Assets”. SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements.

  In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) will have no effect on the Company, as it has not historically compensated its employees with stock based compensation.

   ITEM 7. FINANCIAL STATEMENTS

  Attached hereto beginning with page F-1.

   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no disagreements with accountants on accounting matters or financial disclosure.

   ITEM 8A. Controls and Procedures

  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

   ITEM 8B.  Other Information

   N/A

  Part III

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The directors and executive officers currently serving the Company are as follows:

    Name                                                   Age                              Position(s) Held

      Yuying Zhang                                        53                               Chairman & CEO

    Weixing Yin                                          47                                Director

    John R. Rice                                         60                                Director

    Tian Shuanpeng                                    54                                Director

    Liu Guiquing                                         49                                Director

    Zhang Xiaoquang                                  54                                Director

    Wen Lin                                               28                                Secretary

    The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

    Yuying Zhang, age 53, Chairman and CEO. Mr. Zhang has been chairman and general manager of Beijing Tenet Jove Technological Development Co., Ltd. since December 2003. From 1995 until December 2003, he served as general manager of Tianjin Balas Technological Development Co., Ltd.  Mr. Zhang is a graduate of China Central Radio and Television University in China.

    Weixing Yin, Director age 47. Mr. Yin has served as deputy chairman of Beijing Tenet Jove Technological Development Co., Ltd. since 2003. From 1996 until 2003, he was the general manager of Beijing Superstar Culture and Communication Center. Mr. Yin is a graduate of the Beijing College of Art in Beijing, China.

    John R. Rice, Director, age 60. Mr. Rice received a Bachelor of Arts degree in Liberal Arts from the University of Miami in Miami, Florida, in 1964. From 1975 to 1989, he was a principal of John R. Rice Associates, Inc., a New York-based business consulting and finance company that initially focused on asset based debt placements and expanded to include medical equipment lease financing with clients including, among others, Johnson and Johnson Technocare Division, Seimens Company, Picker Company, GE Capital, Marine Midland Bank, and various medical equipment-based Limited Partnerships. Mr. Rice became active in organizing, promoting and managing several Limited Partnerships. Mr. Rice is a founder, managing member and principal of Capstone & Company, LLC, a financial service company, and its affiliates. He oversees international marketing of Capstone's programs and services to investors and joint venture partners, and is also responsible for capital formation for the Capstone group of companies.

    Tian Shuangpeng, Director, Age 54.  Director of Beijing Tenet Jove Technological Development Co., Ltd. since 2003.

    Liu Guiquing, Director, Age 49.  Director of Beijing Tenet Jove Technological Development Co., Ltd. since 2003.

    Zhang Xzioguang, Director, Age 54.  Has been President of Beijing Zhong Mei Rong Guang Investment Consulting Limited Company since 2003.  From 2004-present Director of Beijing Tenet Jove Technological Development Co., Ltd.

  Lin Wen, Secretary age 28. Miss Lin Wen has served as Director of Administration and Management Center of Beijing Tenet Jove Technological Development Co., Ltd. since January 2004. From July 2002 to December 2003, she worked as Director of general office of Sales Company of Shandong Chenming Paper Holdings Ltd., and from July 2000 to June 2002 as assistant to general manager of Hangzhou Wahaha Group Co., Ltd. Miss Wen received a bachelor's degree in Economics from Chongqing University in 2000.

    Compliance with Section 16(a) of the Exchange Act

    The above-named officers and directors of the Company were each required to file Initial Statement of Beneficial Ownership of Securities on Form 3 at the time they acquired their ownership in the Company’s stock.  They have each represented to the Company that they will complete all required filings under Section 16(a) on or before August 15, 2005.

    ITEM 10.      EXECUTIVE COMPENSATION

    Other than reimbursement for expenses no officer or director received any remuneration from the Corporation during the fiscal year ended December 31, 2004, except for Yuying Zhang, who received annual compensation of $11,600.  Directors of the Company do not receive any compensation.  See “Certain Relationships and Related Transactions.”  The Company has no stock options, retirement pension or profit-sharing program for the benefit of directors, officers, or other employees, but the Board of Directors may recommend adoption of one or more of such programs in the future.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of June 30, 2005, the number of shares of common stock owned of record, and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

Name
Address
Number of Shares
Percentage

Yuying Zhang
Suite 1203, Dixiang Garden of Wanke Xincheng Garden, Xin Yibai Avenue, Beichen District, Tianjin, China, PC: 300402
2,715,148
29.36

Min Zhao
Suite 1203, Dixiang Garden of Wanke Xincheng Garden, Xin Yibai Avenue, Beichen District, Tianjin, China, PC: 300402
1,810,099
19.57

Shuangpeng Tian
Electric Power Bureau of Renqiu City, Hebei Province, China, PC:062550
1,176,564
12.72

Guocong Zhou
Suite 233, 5 Nongfengli, North Chaoyang Street, Chaoyang District, Beijing, China, PC: 100020
1,176,564
12.72

Weixing Yin
Suite 1704, Building 1, Modern City, 88 Jianguo Street, Chaoyang District, Beijing, China, PC: 100022
814,545
8.8

Li Shi
Suite 401, Entrance 2, Building 26, Dinghuisi Dongli, Haidian District, Beijing, China, PC: 100036
814,545
8.8

Liu Guiqing
Suite 10, Entrance 7, 7 Fenzi Hutong, Xicheng District, Beijing, China, PC: 100032
543,030
8.7

John R. Rice
515 Madison Avenue, New York, NY 10022
19,226
2.08

All officers and directors as a group (5 persons):

5,268,513
56.66

   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There have been no transactions within the last two fiscal years in which the Company was a party, in which any director, executive officer, nominee for executive officer, director, or any material security holder, holding more than 5% of the shares, or any member of the immediate family of any of those persons, have a direct or indirect material interest.

   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)       The Exhibits listed below are filed as part of this Annual Report.

   Exhibit No.

3.1
Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 24, 2004).

3.1a.
Articles of Amendment of Articles of Incorporation.

3.2
Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 24, 2004.

31.1
Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

          (b)       The Company filed a report on Form 8-K during the quarter ended December 31, 2004 on December 9, 2004.

   ITEM 14. Principal Accountant Fees and Services

   Audit Fees

  Child, Sullivan & Company provided audit services to us for our annual reports for the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed by them for the audit of our annual financial statements and review of financial statements including 10-QSBs was approximately $27,500.

   Audit-Related Fees

   There were no fees billed in 2004 for professional services that are reasonably related to the audit or review of our financial statement that are not covered in the Audit Fees disclosure above.

   Tax Fees

   There were no fees billed for the year 2004 for professional services rendered by our auditors for tax advice and planning.

   All Other Fees

  There were no fees billed for the year 2004 for professional services rendered by our auditors for all other services not disclosed above.

  SIGNATURES

  In accordance with Section 13 or (15d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

  Dated: July 21, 2005

    SUPCOR, INC. now known as SHINECO, INC.

    /s/ Yuying Zhang_____________

    By: Yuying Zhang

    Chairman and CEO

    /s/ Wen Lin_________________

    By: Wen Lin

    Secretary

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Yuying Zhang_________     7/21/05__        /s/ Tian Shuanpeng____            7/21/05___

    Yuying Zhang, Chairman           Date                 Tian Shuanpeng, Director          Date

    /s/ Weixing Yin__________     7/21/05__        /s/ Liu Guiquing_______           7/21/05___

    Weixing Yin, Director               Date                 Liu Guiquing, Director               Date

    /s/ John R. Rice_________      7/21/05__        /s/ Zhang Xiaoquang____          7/21/05___

    John R. Rice, Director              Date                 Zhang Xiaoquang, Director       Date

     Child, Sullivan & Company

  A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

    1284   W.  Flint   Meadow   Dr., Suite D, Kaysville, U T 84037          PHONE: (801) 927-1337  FAX: (801) 927-1344

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To The Stockholders

     Supcor, Inc.

     New York, New York

  We have audited the accompanying consolidated balance sheets of Supcor, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supcor, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     /s/ Child, Sullivan & Company

  Child, Sullivan & Company

     Kaysville, Utah

     April 4, 2005

  SUPCOR, INC.

     CONSOLIDATED BALANCE SHEETS

December 31,

        ASSETS

2004
2003

Current assets

Cash and cash equivalents

$ 64,272
$ 4,454

Trade receivables, net

1,213,934
46,698

Other receivables

386,595
6,005

Related party receivables

79,046
-

Vendor deposits

129,606
-

Prepaid expenses

56,471
-

Inventories

2,305,510
629,521

Total current assets

4,235,434
686,678

Property, plant and equipment, net

105,248
5,577

Intangibles, net

20,291
-

Total assets

        $      4,360,973

       $         692,255

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Trade payables

$ 1,038,910
$ 134,482

Related party payables

588,201
255,862

Accrued liabilities

11,627
159,858

Other payables

195,567
-

Notes payable

314,009
-

Taxes payable

87,535
-

Customer deposits

409,945
-

Accrued employee benefits

21,448
-

Loans from employees

-
63,960

Total current liabilities

2,667,242
614,162

Minority interest

91,571
-

Commitments and contingencies

Stockholders' equity

        Preferred stock: par value $.001; 5,000,000 shares authorized; no shares issued and outstanding

-
-

        Common stock: par value $.001; 25,000,000 shares authorized; 18,597,640 and 2,747,640 shares issued and outstanding

18,598
2,748

Additional paid in capital

1,070,609
57,638

Retained earnings

512,953
17,707

Accumulated other comprehensive income

-
-

Total stockholders' equity

1,602,160
78,093

Total liabilities and stockholders' equity

        $      4,360,973

        $         692,255

  See notes to consolidated financial statements

    SUPCOR, INC.

    CONSOLIDATED STATEMENTS OF OPERATIONS

    AND COMPREHENSIVE INCOME

Year ended

December 31,

2004
2003

Revenues

Sales revenues

$ 3,143,002
$ 287,830

Cost of goods sold

1,278,068
181,553

Gross profit

1,864,934
106,277

Operating expenses

Advertising

363,533
-

Bad debt expense

165,766
-

Other selling expenses

110,388
4,686

Salaries and benefits

397,249
22,008

Depreciation and amortization

22,047
2,276

Other general and adminstrative expenses

359,647
62,298

Total operating expenses

1,418,630
91,268

Net operating income

446,304
15,009

Other income (expense)

Interest expense

(29,013)
-

Other

467
17

Gain on disposal of subsidiaries

80,945
-

Total other income (expense)

52,399
17

Income before taxes and minority interest

498,703
15,026

Provision for income taxes

(1,617)
-

Income before minority interest

497,086
15,026

Minority interest in income of subsidiaries

(1,840)
-

Net income

       $           495,246

       $             15,026

Foreign currency translation adjustment

-
-

Comprehensive income

       $           495,246

       $             15,026

  See notes to consolidated financial statements

    SUPCOR, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Additional

Other

Common Stock
Paid In
Retained
Comprehensive

Shares
Amount
Capital
Earnings
Income (Loss)
Total

Balance December 31, 2002
2,747,640
$ 2,748
$ 57,638
$ 2,681
$ -
$ 63,067

-

Net income for the year
-
-
-
15,026
-
15,026

Balance December 31, 2003
2,747,640
2,748
57,638
17,707
-
78,093

-

Business combination with Tianjin Apr 27

1,026,571
-
-
1,026,571

Stock issued for services prior to recapitalization Oct 29
2,250,000
2,250
-
-
-
2,250

Shares issued in merger Dec 30
13,600,000
13,600
(13,600)
-
-
-

Net income for the year
-
-
-
497,086
-
497,086

Net income - minority interest
-
-
-
(1,840)
-
(1,840)

Balance December 31, 2004
              18,597,640

      $             18,598

      $        1,070,609

      $           512,953

      $                      -

      $        1,602,160

  See notes to consolidated financial statements

     SUPCOR, INC.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

        Year ended

        December 31,

        2004

        2003

Cash flows from operating activities:

Net income

$ 495,246
$ 15,026

Adjustments to reconcile net loss to

net cash provided by (used in) operations:

Depreciation and amortization

22,047
2,276

Provision for allowance on receivables

165,766
-

Inventory reserves

111,092
-

Stock issued for services

2,250
-

Minority interest

1,840
-

Gain on disposal of subsidiary

(80,945)
-

Changes in operating assets and liabilities:

Trade receivables

(1,333,002)
17,524

Other receivables

(380,590)
(2,776)

Related party receivables

(79,046)
-

Vendor deposits

(129,606)
-

Prepaid expenses

(56,471)
40,366

Inventories

(782,177)
(3,397)

Trade payables

904,428
1,586

Related party payables

332,339
(134,708)

Accrued liabilities

(148,231)
69,873

Other payables

195,567
-

Taxes payable

87,535
-

Customer deposits

409,944
-

Accrued employee benefits

21,448
-

Loans from employees

-
-

Net cash provided by (used in) operations

(240,566)
5,770

Cash flows from investing activities:

Proceeds from sale of subsidiary

172,283
-

Purchase of property and equipment

(121,948)
-

Net cash provided by investing activities

50,335
-

Cash flows from financing activities:

Repayments on short-term notes payable

(63,960)
(7,864)

Proceeds from short term loans

314,009
-

Net cash provided by financing activities

250,049
(7,864)

Effect of rate changes on cash

-
-

Increase (decrease) in cash and cash equivalents

59,818
(2,094)

Cash and cash equivalents, beginning of period

4,454
6,548

Cash and cash equivalents, end of period

$ 64,272
$ 4,454

Supplemental disclosures of cash flow information:

Cash paid for interest

$ 20,458
$ -

Cash paid for income taxes

      $                 -

      $                 -

Supplemental disclosures of non-cash investing and financing activities:

Stock issued for services

$ 2,250
$ -

Inventory and intangibles acquired in business combination
$ 1,026,571
$ -

  See notes to consolidated financial statements

    SUPCOR, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.      NATURE OF OPERATIONS

  Supcor, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware. On December 30, 2004 the Company acquired all of the outstanding stock of Beijing Tenet Jove Technological Development Co., Ltd. in exchange for stock of the Company. The consolidated results of operations are primarily those of Beijing Tenet Jove and its consolidated subsidiaries.

     Beijing Tenet Jove Technological Development Co., Ltd. (Beijing Tenet Jove) was incorporated on December 16, 2003 under the laws of the People’s Republic of China (the PRC). In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (US). However, the operations of the largest subsidiary, Tian Bai, established on September 22, 2000, are included in these financial statements prior to the formation of Beijing Tenet Jove.

     The Company primarily manufactures and sells clothing and related products, using natural, health conducive materials.

  2.      BASIS OF PRESENTATION

  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and have been retroactively restated to give effect to the recapitalization due to a reverse merger consummated on December 30, 2004. This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries subsequent to the date of incorporation of the Company. Prior to that date, the consolidated financial statements include the accounts of Tian Bai, the Company’s former 51% owned subsidiary. The Company’s subsidiaries at December 31, 2004 are as follows:

        Subsidiary name

        Date established

        Date merged

        Percentage owned

        Tian Yi Hua Tai, Tianjin

        August 12, 2003

        April 27, 2004

        90%

        Nan Jing

        February 13, 2004

        February 13, 2004

        51%

        QiQiHaer

        January 14, 2004

        January 14, 2004

        55%

     SUPCOR, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ECONOMIC AND POLITICAL RISKS

     The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

     ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. None of the Company’s deposits are insured by the Federal Deposit Insurance Corporation or any other entity of the U.S. government.

     TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $165,766 and $52,600 at December 31, 2004 and 2003, respectively.

     INVENTORIES

     Inventories consist of raw materials, packaging materials, sub-contracting materials, production costs, and finished products.  The inventories are valued at the lower of cost (first-in, first-out method) or market.  Impairment and changes in market value are evaluated on a per item basis.

     SUPCOR, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  INVENTORIES (Continued)

     If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value.  Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts. Inventories consisted of the following:

         December 31, 2004

         December 31, 2003

Raw materials

                                           456,914

                                                     -

Packaging materials

                                           105,829

                                                     -

Sub-contracting materials

                                           293,658

Production costs

                                             10,641

                                                     -

Finished products

                                        1,549,560

                                           698,007

Obsolescence reserve

                                         (111,092)

                                           (68,486)

Totals

                                        2,305,510

                                           629,521

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter.  Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred.  Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation related to property and equipment used in production is reported in cost of sales.  Property and equipment are depreciated over their estimated useful lives as follows:

                 Machinery and equipment               10 years

                   Vehicles                                         7 years

                   Office equipment                            7 years

       SUPCOR, INC.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  PROPERTY, PLANT AND EQUIPMENT (Continued)

     Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

     REVENUE RECOGNITION

     Revenues are recognized as earned when the following four criteria are met: (1) pervasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

     ADVERTISING EXPENSE

     Advertising costs are expensed as incurred.  Advertising expense amounted to $363,533, and $0 for the years ended December 31, 2004 and 2003, respectively.

     FOREIGN CURRENCY AND COMPREHENSIVE INCOME

     The accompanying consolidated financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The consolidated financial statements are translated into US dollars from RMB at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

     The exchange rate for RMB to US dollars has varied by only 100ths during 2004 and 2003. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

     RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

       SUPCOR, INC.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

     Currently, the Company has recorded no income taxes and no deferred taxes because it is a high-tech company registered in Chinese Zhongguancun Science Park. In China, high-tech companies are encouraged to promote their technologies to the market, so the Company is exempted from income tax for its first three years.

     EARNINGS PER SHARE

     Basic earnings per common share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

     The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

         Year ended December 31,

        2004

        2003

NUMERATOR FOR BASIC AND DILUTED EPS

Net income to common stockholders

         $           495,246

         $             15,026

DENOMINATOR FOR BASIC EPS

Weighted average shares of common stock outstanding

                   3,172,000

                   2,747,640

EPS - Basic

         $                 0.16

         $                 0.01

DENOMINATOR FOR FULLY DILUTED EPS

Weighted average common shares and warrants outstanding

                   3,175,000

                   2,747,640

EPS - Fully diluted

         $                 0.16

         $                 0.01

       SUPCOR, INC.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.      BUSINESS COMBINATIONS

  On September 22, 2000, Tian Bai was incorporated in the PRC to manufacture and sell clothing and related products. On December 16, 2003 Beijing Tenet Jove was incorporated in the PRC and purchased a 51% interest in Tian Bai, beginning a parent subsidiary relationship. Beijing Tenet Jove intended to add other companies to its holdings, and operated Tian Bai as a consolidated subsidiary. Tian Bai was subsequently sold.

     On January 12, 2004, Haer Bin was incorporated in the PRC, as a 51% owned subsidiary of Beijing Tenet Jove, and on January 14, 2004, QiQiHaer was established in the PRC as a 55% owned subsidiary of Beijing Tenet Jove. On February 13, 2004 another 51% subsidiary was formed by the name of Nan Jing, also in the PRC.

     Tian Yi Hua Tai, Tianjin (Tianjin) was incorporated in the PRC on August 12, 2003 as a manufacturer of clothing and related products. On April 27, 2004 Tianjin merged into Beijing Tenet Jove, becoming a 90% subsidiary. The Company received primarily inventory and manufacturing patents in exchange for issuance of its registered capital. The merger was accounted for using the purchase method.

     On July 27, 2004, Beijing Tenet Jove sold all of its equity interest in Haer Bin, and on October 18, 2004 Beijing Tenet Jove sold all of its equity interest in Tian Bai. In aggregate, the Company recognized gains of $80,945 on the sales of these subsidiaries.

     On November 4, 2004, owners of Beijing Tenet Jove acquired a controlling interest in the Company from its previous stockholders. On December 30, 2004, the Company issued 13,600,000 shares of its common stock in exchange for 100% of the outstanding registered capital of Beijing Tenet Jove. Beijing Tenet Jove is treated as the accounting acquirer in a reverse merger. Consequently, these financial statements reflect the accounts and operations of Beijing Tenet Jove, with the adopted capital structure of the Company retroactively restated.

  5.      ISSUANCE OF COMMON STOCK

  Prior to the reverse merger, the Company issued 2,250,000 shares of its common stock for consulting services valued at par, for an aggregate of $2,250.

     Pursuant to the reverse merger, the Company issued 13,600,000 shares of its common stock to acquire 100% of Beijing Tenet Jove.

        SUPCOR, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  6.      RELATED PARTY TRANSACTIONS

  Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at December 31, 2004 and 2003 are $79,046 and $0, respectively.

     Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at December 31, 2004 and 2003 are $588,201 and $255,862, respectively.

  7.      PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31,

        2004

        2003

Machinery and equipment

         $             24,719

         $                      -

Vehicles

                        40,302

                        11,712

Office equipment

                        65,762

                          1,352

Subtotal

                      130,783

                        13,064

Less: accumulated depreciation

                      (25,535)

                        (7,487)

Net property and equipment

         $           105,248

         $               5,577

  Depreciation expense was $20,671 and $2,276 for years ending December 31, 2004 and 2003, respectively.

  8.      INTANGIBLES

  Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin. They are determined to have a finite life of 15 years and are being amortized straight line over that period. Accumulated amortization at December 31, 2004 and 2003 is $1,376 and $0, respectively. Amortization expense recognized during 2004 and 2003 is $1,376 and $0, respectively.

  9.      NOTES PAYABLE

  Notes payable bear interest between 10% and 18% and have maturities between three to twelve months from issue. At December 31, 2004 and 2003, principal balances of notes payable due within a year totaled $314,009 and $0, respectively. Accrued interest of $8,555 relating to theses notes was included in other payables at December 31, 2004.

        SUPCOR, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  10.    CUSTOMER DEPOSITS

  Customer deposits at December 31, 2004 consist of $409,945 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

  11.    COMMITMENTS

  The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2005

         $             37,551

2006

                        32,660

2007

                        10,861

2008

                                 -

2009

                                 -

Totals

         $             81,072

  12.    CONTINGENCIES

  The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

  13.    STOCK WARRANTS

  Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, 978,823 warrants were issued to the selling stockholders, exercisable at par value, expiring on December 30, 2005. Certain information regarding outstanding and exercisable warrants is summarized as follows:

        Exercise Price

        Number Outstanding

        Weighted Average Exercise Price

        Weighted Average Life - Years

        $0.001

        978,823

        $0.001

        1

         SUPCOR, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  14.    NEW ACCOUNTING PRONOUNCEMENTS

  In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments other than its consolidated subsidiaries. As such, this standard has no application to the Company.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

     In December 2004, the FASB issued Statement No. 153, “Exchange of Non-Monetary Assets”. SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) will have no effect on the Company, as it has not historically compensated its employees with stock based compensation.

