Form 10QSB
period 2005-03-31
SHINECO, INC.
filed 2005-09-13
CIK 1300734

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For Quarter ended March 31, 2005

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ________________

Commission File No. 0-32307

SHINECO, INC.
(Exact Name of registrant as specified in its charter)

Delaware                                                                      52-2175898
(State or other jurisdiction                                             (IRS Employer ID Number)
of incorporation or organization)

515 Madison Avenue, New York, NY  10022
(Address of principal executive offices)

(212) 755-3631
(Issuer's Telephone Number)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes         X                            No ________

As of August 15, 2005, the issuer had 9,298,823 shares of Common Stock, par value $.001 per share, issued and outstanding.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulations; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

  Item 1. Financial Statements and Exhibits

  (a) The unaudited financial statements of Registrant for the three months ended March 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SHINECO, INC.

    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE THREE MONTHS ENDED

    MARCH 31, 2005

SHINECO, INC.

   INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   MARCH 31, 2005

       PAGE

       CONSOLIDATED BALANCE SHEET (UNAUDITED)

       3

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

       4

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

       5

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

       6

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       7 - 13

SHINECO, INC.

    CONSOLIDATED BALANCE SHEET (UNAUDITED)

        March 31,

       ASSETS

        2005

Current assets

Cash and cash equivalents

        $           59,034

Trade receivables, net

                1,169,243

Other receivables

                   530,207

Vendor deposits

                   198,617

Prepaid expenses

                     32,196

Inventories

                2,422,799

Total current assets

                4,412,096

Property, plant and equipment, net

                   105,616

Intangibles, net

                     19,930

Total assets

        $      4,537,642
       ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Trade payables

        $      1,025,243

Accrued liabilities

                     98,024

Other payables

                1,214,900

Taxes payable

                     22,884

Customer deposits

                   373,083

Total current liabilities

                2,734,134

Minority interest

                     91,433

Commitments and contingencies

Stockholders' equity

           Preferred stock: par value $.001; 5,000,000 shares authorized;
no shares issued and outstanding

                              -

           Common stock: par value $.001; 25,000,000 shares authorized;
9,298,823 shares issued and outstanding

                       9,299

Additional paid in capital

                1,079,908

Retained earnings

                   622,868

Accumulated other comprehensive income

                              -

Total stockholders' equity

                1,712,075

Total liabilities and stockholders' equity

        $      4,537,642
       ===========

See notes to unaudited consolidated financial statements

SHINECO, INC.

    CONSOLIDATED STATEMENTS OF OPERATIONS

    AND COMPREHENSIVE INCOME (UNAUDITED)

       Three months ended

        March 31,

        2005

        2004

Revenues

Sales revenues

        $           797,388

        $           922,368

Cost of goods sold

                     340,631

                     426,123

Gross profit

                     456,757

                     496,245

Operating expenses

Other selling expenses

                     159,140

                     157,257

Other general and adminstrative expenses

                     164,607

                       84,725

Total operating expenses

                     323,747

                     241,982

Net operating income

                     133,010

                     254,263

Other income (expense)

Interest expense

                     (22,461)

                              -

Other

                            235

                              93

Total other income (expense)

                     (22,226)

                              93

Income before taxes and minority interest

                     110,784

                     254,356

Provision for income taxes

                       (1,007)

                       (1,347)

Income before minority interest

                     109,777

                     253,009

Minority interest in loss (income) of subsidiaries

                            138

                          (364)

Net income

        $           109,915
       ============

        $           252,645
       ============

Foreign currency translation adjustment

                              -

                              -

Comprehensive income

        $           109,915
       ============

        $           252,645
       ============

See notes to unaudited consolidated financial statements

SHINECO, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

    FOR THE PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2005

        Additional

        Other

        Common Stock

        Paid In

        Retained

        Comprehensive

        Shares

        Amount

        Capital

        Earnings

        Income (Loss)

        Total

Balance January 1, 2005

                18,597,640

        $             18,598

        $        1,070,609

        $           512,953

        $                      -

        $        1,602,160

                                -

Retroactive effect of 1:2 reverse stock split

                (9,298,817)

                       (9,299)

                         9,299

                                -

                                -

                                -

Net income for the period

                                -

                                -

                                -

                     109,777

                                -

                     109,777

Net loss - minority interest

                                -

                                -

                                -

                            138

                                -

                            138

Balance March 31, 2005

                  9,298,823
       ============

        $               9,299
       ============

        $        1,079,908
       ============

        $           622,868
       ============

        $                      -
       ============

        $        1,712,075
       ============

See notes to unaudited consolidated financial statements

SHINECO, INC.

    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

        Three months ended

        March 31,

        2005

        2004

Cash flows from operating activities:

Net income

        $       109,915

        $       252,645

Adjustments to reconcile net loss to

net cash provided by operations:

Depreciation and amortization

                     5,863

                     8,933

Minority interest

                       (138)

                        364

Changes in operating assets and liabilities:

Trade receivables

                   44,691

                (630,330)

Other receivables

                (143,612)

                (171,928)

Vendor deposits

                  (69,011)

                (139,517)

Prepaid expenses

                   24,275

                    (5,435)

Inventories

                (117,289)

             (1,079,270)

Trade payables

                  (13,667)

                 498,541

Accrued liabilities

                   64,949

                   12,909

Other payables

              1,019,333

              1,142,948

Taxes payable

                  (64,651)

                 189,008

Customer deposits

                  (36,862)

                           -

Net cash provided by operations

                 823,796

                   78,868

Cash flows from investing activities:

Purchase of property and equipment

                    (5,870)

                  (87,347)

Net cash provided by investing activities

                    (5,870)

                  (87,347)

Cash flows from financing activities:

Paid in capital

                           -

              1,281,831

Related party receivables

                   79,046

                  (63,960)

Related party payables

                (588,201)

                  (53,536)

Repayments on short-term notes payable

                (314,009)

                           -

Net cash provided by financing activities

                (823,164)

              1,164,335

Effect of rate changes on cash

                           -

                           -

Increase (decrease) in cash and cash equivalents

                    (5,238)

              1,155,856

Cash and cash equivalents, beginning of period

                   64,272

                     4,454

Cash and cash equivalents, end of period

        $         59,034

        $    1,160,310

Supplemental disclosures of cash flow information:

Cash paid for interest

        $         22,461

        $                 -

Cash paid for income taxes

        $         65,658

        $                 -

       Supplemental disclosures of non-cash investing and financing activities:

Stock issued for services

        $                 -

        $                 -

Inventory and intangibles acquired in business combination

        $                 -

        $                 -

See notes to unaudited consolidated financial statements

SHINECO, INC.

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

1.      NATURE OF OPERATIONS

Shineco, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware as Supcor, Inc.. On December 30, 2004 the Company acquired all of the outstanding stock of Beijing Tenet Jove Technological Development Co., Ltd. in exchange for stock of the Company. The Company changed its name to Shineco, Inc. on May 18, 2005. The consolidated results of operations are primarily those of Beijing Tenet Jove and its consolidated subsidiaries.

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

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries at March 31, 2005 are as follows:

       Subsidiary name

       Date established

       Date merged

       Percentage owned

       Tian Yi Hua Tai, Tianjin

       August 12, 2003

       April 27, 2004

       90%

       Nan Jing

       February 13, 2004

       February 13, 2004

       51%

       QiQiHaer

       January 14, 2004

       January 14, 2004

       55%

SHINECO, INC.

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

    TRADE ACCOUNTS RECEIVABLE

    Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $165,766 and $0 at March 31, 2005 and 2004, respectively.

    INVENTORIES

    Inventories consist of raw materials, packaging materials, sub-contracting materials, production costs, and finished products.  The inventories are valued at the lower of cost (first-in, first-out method) or market.  Impairment and changes in market value are evaluated on a per item basis.

SHINECO, INC.

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

    REVENUE RECOGNITION

    Revenues are recognized as earned when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

SHINECO, INC.

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred.

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

    The exchange rate for RMB to US dollars has varied by only 100ths during 2004 and 2005. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

SHINECO, INC.

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

    The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

        Three months ended March 31,

       2005

       2004

NUMERATOR FOR BASIC AND DILUTED EPS

Net income to common stockholders

        $           109,915
       ============

        $           252,645
       ============

DENOMINATOR FOR BASIC EPS

Weighted average shares of common stock outstanding

                  9,298,823
       ============

                  9,298,823
       ============

EPS - Basic

        $                 0.01
       ============

        $                 0.03
       ============

DENOMINATOR FOR FULLY DILUTED EPS

Weighted average common shares and warrants outstanding

                  9,638,823
       ============

                  9,298,823
       ============

EPS - Fully diluted

        $                 0.01
       ============

        $                 0.03
       ============

SHINECO, INC.

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

    On July 27, 2004, Beijing Tenet Jove sold all of its equity interest in Haer Bin, and on October 18, 2004 Beijing Tenet Jove sold all of its equity interest in Tian Bai. In aggregate, the Company recognized gains of $80,945 on the sales of these subsidiaries during 2004.

    On November 4, 2004, owners of Beijing Tenet Jove acquired a controlling interest in the Company from its previous stockholders. On December 30, 2004, the Company issued 13,600,000 (6,800,000 adjusted for 1:2 reverse split) shares of its common stock in exchange for 100% of the outstanding registered capital of Beijing Tenet Jove. Beijing Tenet Jove is treated as the accounting acquirer in a reverse merger. Consequently, these financial statements reflect the accounts and operations of Beijing Tenet Jove, with the adopted capital structure of the Company retroactively restated.

5.      INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin. They are determined to have a finite life of 15 years and are being amortized straight line over that period.

SHINECO, INC.

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   6.      CUSTOMER DEPOSITS

Customer deposits at March 31, 2005 consist of $373,083 in prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

7.      STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. Certain information regarding outstanding and exercisable warrants is summarized as follows:

       Exercise Price

       Number Outstanding

       Weighted Average Exercise Price

       Weighted Average Life - Years

       $0.001

       340,000

       $0.001

       1

8.      SUBSEQUENT EVENTS

On April 12, 2005 the Company effected a 1:2 reverse stock split. Fractional shares were rounded up to the nearest whole share. Prior to the split 18,597,640 shares were issued and outstanding. Subsequent to the split 9,298,823 shares were issued and outstanding.

    On May 18, 2005 the Company amended its articles of incorporation to change the name of the Company from Supcor, Inc. to Shineco, Inc.

  Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

  OVERVIEW

Shineco, Inc. (the “Company, we”) was incorporated under the laws of the State of Delaware on August 20, 1997.  On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Corp., Ltd. (“Tenet-Jove”) a People’s Republic of China company in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove.

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

The  Company’s revenues for the quarter ended March 31, 2005 and 2004 were $797,388.00 and $922,368.00 respectively. The Company's selling, general and administrative expenses for the quarter ended March 31, 2005, were $323,747.00 and for the quarter ended March 31, 2004, were $241,982.00.

Our operating results are presented on a consolidated basis for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004.

      2005-3-31

      2004-3-31

      Amount

      Percentage of
      revenue

      Amount

      Percentage
      of revenue

      Growth in
      amount

      Increase in
      percentage (%)

      US$

      (%)

      US$

      (%)

      US$

      Revenues

             Sales revenues

       797,388.00

       922,368.00

       (124,980.00)

       (0.14)

             Cost of goods sold

       340,631.00

       42.72%

       426,123.00

       46.20%

       (85,492.00)

       (0.20)

                    Gross profit

       456,757.00

       57.28%

       496,245.00

       53.80%

       (39,488.00)

       (0.08)

       0.00%

       0.00

      Operating expenses

       0.00%

       0.00

             Other selling expenses

       159,140.00

       19.96%

       157,257.00

       17.04%

       1,883.00

       0.01

             Other general and adminstrative expenses

       164,607.00

       20.64%

       84,725.00

       9.19%

       79,882.00

       0.94

                    Total operating expenses

       323,747.00

       40.60%

       241,982.00

       26.23%

       81,765.00

       0.34

       0.00%

       0.00%

       0.00

      Net operating income

       133,010.00

       16.68%

       254,263.00

       27.57%

       (121,253.00)

       (0.48)

       0.00%

       0.00%

       0.00

             Other income (expense)

       0.00%

       0.00%

       0.00

                    Interest expense

       (22,461.00)

       -2.82%

       0.00

       0.00%

       (22,461.00)

                    Other

       235.00

       0.03%

       93.00

       0.01%

       142.00

       1.53

             Total other income (expense)

       (22,226.00)

       -2.79%

       93.00

       0.01%

       (22,319.00)

       (239.99)

       0.00%

       0.00%

       0.00

      Income before taxes and minority interest

       110,784.00

       13.89%

       254,356.00

       27.58%

       (143,572.00)

       (0.56)

       0.00%

       0.00

      Provision for income taxes

       (1,007.00)

       -0.13%

       (1,347.00)

       -0.15%

       340.00

       (0.25)

       0.00%

       0.00%

       0.00

      Income before minority interest

       109,777.00

       13.76%

       253,009.00

       27.43%

       (143,232.00)

       (0.57)

       0.00%

       0.00%

       0.00

      Minority interest in loss (income) of subsidiaries

       138.00

       0.02%

       (364.00)

       -0.04%

       502.00

       (1.38)

       0.00%

       0.00%

       0.00

      Net income

       109,915.00

       13.78%

       252,645.00

       27.39%

       (142,730.00)

       (0.56)

       0.00%

       0.00%

       0.00

      Foreign currency translation adjustment

       0.00

       0.00%

       0.00

       0.00%

       0.00

       0.00%

       0.00%

       0.00

      Comprehensive income

       109,915.00

       13.78%

       252,645.00

       27.39%

       (142,730.00)

       (0.56)

  REVENUES

Our sales revenue for the quarter ended March 31, 2005 was $797,388.00, representing a decrease of 14% from the previous year. We derive our sales revenues primarily from sales of our products.  Our operating revenues are composed of sales of healthcare products and franchising fees from vendors. Those decreases were mainly attributable to the government rules and regulations for overall market; conforming the policies change, we slightly lowered sales prices that hereby caused a reduction to the sales revenues. In addition, we were rearranging our nation-wide markets and the new adjustments also caused sales revenue to  decrease temporarily, while the arrangement signals a great increase whenever the adjustments have been done.

We believe that revenues will increase in the next several years as a result of planned expansion of production and anticipated increased sales.

GROSS PROFIT MARGIN

Our gross margin on sales was 57.28% in the quarter ended March 31, 2005 compared to 53.80% in the same period of 2004. Our gross margin slightly decreased in 2005 as compared to the previous year. Our sales prices slightly decreased and raw material cost increased, which resulted in gross margin decreasing slightly. Though our gross margin decreased, our gross margin was a high rate in the industry.

   NET INCOME

Our consolidated net income decreased 56.49% to $109,915.00 for the quarter ended March 31, 2005 as compared to $252,645.00 for the same period of 2004. This decrease is attributable to a decrease in revenues of 13.55% in the first quarter of 2005 as compared to the same quarter in 2004. Expenses for market reorganization increased since we began to reorganize nation-wide market. Our listing expenses also increased significantly.

LIQUIDITY AND SOURCES OF CAPITAL

   We generally finance our operations from cash flow generated internally and customer deposits. As of March 31, 2005, the Company had current assets of $4,412,096.00, current liabilities of $2,734,134.00, working capital of $1,677,962, and shareholders’ equity of $1,712,075.

   Our operations provided net cash of $823,796 for the quarter ended March 31, 2005. At March 31, 2005, cash and cash equivalents were $ 59,034. Working capital was $1,677,962 at March 31, 2005, reflecting a current ratio of 1.61:1 compared to 2.83:1 for March 31, 2004. Our current ratio for the quarter ended March 30, 2005 declined slightly compared to that of the previous year.

   We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the remainder of 2005.

   As of March 31, 2005, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

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

The exchange rate for RMB to US dollars has varied by only 100ths during 2004 and 2005. Thus, the consistent exchange rate used has been 8.28 RMB per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

OPERATING EXPENSES

For the quarter ended March 31, 2005, operating and general and administrative expenses were $323,747.00 as compared to $241,982.00 for the three months ended March 31, 2004, an increase of $81,765.00.

OVERALL

The Company reported  net income for the quarter ended March 31, 2005 of $109,915 compared to net income for the quarter ended March 31, 2004 of $252,645.  This translates to earnings per-share of $.01 for the three months ended March 31, 2005, compared to earnings per share of $.03 for the three months ended March 31, 2004.

Sources of Capital

As of March 31, 2005, the Company had cash on hand of $59,034.  Management believes it will have the resources available to maintain its current business operation as a result of continued sales of its product.  As of March 31, 2005, the Company had working capital of $1,677,962.

   ITEM 3.  Controls and Procedures

   We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

   PART II

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

3.1                   Articles of Incorporation of Supcor, Inc. (1)

   3.1(a)               Articles of Amendment to Articles of Incorporation (2)

   3.1 (b)              Articles of Amendment to the Articles of Incorporation (3)

   3.2                   By-Laws of SupcorInc. (1)

   31.1                 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

   31.2                 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

   32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)        Incorporated by reference from the Form 10-SB filed by the Company on August 24, 2004

(2)        Incorporated by references from the Form 10-SB/A filed by the Company on October 7, 2004.

(3)        Incorporated by reference from the Form 10-KSB  filed by the Company on July 25, 2005

(b)        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 24, 2005

SHINECO, INC.

   /s/ Yuying Zhang

   _______________________________

   Yuying Zhang, President

   /s/ Lin Wen

   __________________________________

   Lin Wen, Secretary