Form 10QSB
period 2005-06-30
SHINECO, INC.
filed 2005-09-14
CIK 1300734

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For Quarter ended June 30, 2005

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

  Item 1. Financial Statements and Exhibits

   (a) The unaudited financial statements of Registrant for the six months ended June 30, 2005, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SHINECO, INC.

    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE THREE AND SIX MONTH PERIODS ENDED

    JUNE 30, 2005

SHINECO, INC.

    INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    JUNE 30, 2005

       PAGE

       CONSOLIDATED BALANCE SHEET (UNAUDITED)

       5

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

       6

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

       7

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

       8

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       9 - 15

SHINECO, INC.

    CONSOLIDATED BALANCE SHEET (UNAUDITED)

        June 30,

       ASSETS

        2005

Current assets

Cash and cash equivalents

        $           46,273

Trade receivables, net

                1,188,178

Other receivables

                   473,251

Vendor deposits

                     95,985

Prepaid expenses

                     87,426

Inventories

                2,396,373

Total current assets

                4,287,486

Property, plant and equipment, net

                   100,526

Intangibles, net

                     19,569

Total assets

        $      4,407,581

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Trade payables

        $      1,025,548

Accrued liabilities

                   100,990

Other payables

                1,343,893

Taxes payable

                     17,693

Customer deposits

                   201,186

Total current liabilities

                2,689,310

Minority interest

                     90,596

Commitments and contingencies

Stockholders' equity

           Preferred stock: par value $.001; 5,000,000 shares authorized;
no shares issued and outstanding

                              -

           Common stock: par value $.001; 25,000,000 shares authorized;
9,298,823 shares issued and outstanding

                       9,299

Additional paid in capital

                1,079,908

Retained earnings

                   538,468

Accumulated other comprehensive income

                              -

Total stockholders' equity

                1,627,675

Total liabilities and stockholders' equity

        $      4,407,581

See notes to unaudited consolidated financial statements

SHINECO, INC.

    CONSOLIDATED STATEMENTS OF OPERATIONS

    AND COMPREHENSIVE INCOME (UNAUDITED)

       Three months ended

       Six months ended

        June 30,

        June 30,

        2005

        2004

        2005

        2004

Revenues

Sales revenues
$ 459,126
$ 631,351
$ 1,256,514
$ 1,553,719

Cost of goods sold
261,656
51,180
602,287
477,303

Gross profit
197,470
580,171
654,227
1,076,416

Operating expenses

Other selling expenses
108,008
224,984
267,148
382,241

Other general and adminstrative expenses
168,122
264,898
332,729
349,623

Total operating expenses
276,130
489,882
599,877
731,864

Net operating income
(78,660)
90,289
54,350
344,552

Other income (expense)

Interest expense
(6,893)
(30,489)
(29,354)
(30,489)

Other
316
(28,695)
551
(28,602)

Total other income (expense)
(6,577)
(59,184)
(28,803)
(59,091)

Income before taxes and minority interest
(85,237)
31,105
25,547
285,461

Provision for income taxes
-
1,347
(1,007)
-

Income before minority interest
(85,237)
32,452
24,540
285,461

Minority interest in loss (income) of subsidiaries
837
(8,897)
975
(9,261)

Net income
$ (84,400)
$ 23,555
$ 25,515
$ 276,200

Foreign currency translation adjustment
-
-
-
-

Comprehensive income
$ (84,400)
$ 23,555
$ 25,515
$ 276,200

See notes to unaudited consolidated financial statements

SHINECO, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

    FOR THE PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2005

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

                                -

Retroactive effect of 1:2 reverse stock split

                (9,298,817)

                       (9,299)

                         9,299

                                -

                                -

                                -

Net income for the period

                                -

                                -

                                -

                       24,540

                                -

                       24,540

Net loss - minority interest

                                -

                                -

                                -

                            975

                                -

                            975

Balance June 30, 2005

                  9,298,823

        $               9,299

        $        1,079,908

        $           538,468

        $                      -

        $        1,627,675

See notes to unaudited consolidated financial statements

SHINECO, INC.

    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

        Six months ended

        June 30,

        2005

        2004

Cash flows from operating activities:

Net income

        $         25,515

        $       276,200

Adjustments to reconcile net loss to

net cash provided by (used in) operations:

Depreciation and amortization

                   12,377

                     7,645

Minority interest

                       (975)

                 166,093

Changes in operating assets and liabilities:

Trade receivables

                   25,756

                (771,500)

Other receivables

                  (86,656)

                  (37,470)

Vendor deposits

                   33,621

                           -

Prepaid expenses

                  (30,955)

                (148,386)

Inventories

                  (90,863)

             (1,049,705)

Trade payables

                  (13,362)

                 558,382

Accrued liabilities

                   67,915

                   70,411

Other payables

              1,148,326

                           -

Taxes payable

                  (69,842)

                           -

Customer deposits

                (208,759)

                 204,110

Net cash provided by (used in) operations

                 812,098

                (724,220)

Cash flows from investing activities:

Purchase of property and equipment

                    (6,933)

                  (94,447)

Net cash provided by investing activities

                    (6,933)

                  (94,447)

Cash flows from financing activities:

Related party receivables

                   79,046

                           -

Related party payables

                (588,201)

                 941,819

Repayments on short-term notes payable

                (314,009)

                           -

Net cash provided by financing activities

                (823,164)

                 941,819

Effect of rate changes on cash

                           -

                           -

Increase (decrease) in cash and cash equivalents

                  (17,999)

                 123,152

Cash and cash equivalents, beginning of period

                   64,272

                     4,454

Cash and cash equivalents, end of period

        $         46,273

        $       127,606

Supplemental disclosures of cash flow information:

Cash paid for interest

        $         29,354

        $         30,489

Cash paid for income taxes

        $         65,658

        $                 -

       Supplemental disclosures of non-cash investing and financing activities:

Inventory and intangibles acquired in business combination

        $                 -

        $    1,026,571

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

1.      NATURE OF OPERATIONS

Shineco, Inc. (the Company) was incorporated on August 20, 1997 as Supcor, Inc. in the State of Delaware. On December 30, 2004 the Company acquired all of the outstanding stock of Beijing Tenet Jove Technological Development Co., Ltd. in exchange for stock of the Company. The Company changed its name to Shineco, Inc. on May 18, 2005. The consolidated results of operations are primarily those of Beijing Tenet Jove and its consolidated subsidiaries.

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

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries at June 30, 2005 are as follows:

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

    TRADE ACCOUNTS RECEIVABLE

    Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $165,766 at June 30, 2005.

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

    The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

        Three months ended June 30,

        Six months ended June 30,

       2005

       2004

       2005

       2004

NUMERATOR FOR BASIC AND DILUTED EPS

Net income (loss) to common stockholders

        $           (84,400)

        $             23,555

        $             25,515

        $           276,200

DENOMINATOR FOR BASIC EPS

           Weighted average shares of common stock
outstanding

                  9,298,823

                  9,298,823

                  9,298,823

                  9,298,823

EPS - Basic

        $               (0.01)

        $                 0.00

        $                 0.00

        $                 0.03

DENOMINATOR FOR FULLY DILUTED EPS

           Weighted average common shares and warrants
outstanding

                  9,638,823

                  9,298,823

                  9,638,823

                  9,298,823

EPS - Fully diluted

        $               (0.01)

        $                 0.00

        $                 0.00

        $                 0.03

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

SHINECO, INC.

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.      CUSTOMER DEPOSITS

Customer deposits at June 30, 2005 consist of $201,186 in prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

8.      STOCK TRANSACTIONS

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

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-QSB.

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

Tenet-Jove currently develops, manufactures and distributes apocynum fiber and food products in the growing China through its national marketing network. Apocynum products are specialized fabric and food products designed to incorporate traditional Eastern medicines with modern scientific and developed health products predicated on well-established Eastern herbal remedies based on apocynum raw material.  The Company refers to its technology as "Infrared." The working of the product is analogous to a nicotine patch in that the clothes manufactured with the Company's apocynum fabrics are impregnated with the product that is then absorbed through the wearer's skin.

Tenet-Jove was established in 2003 and is headquartered in Beijing, the People’s Republic of China.  In today’s maturing and aging society people are looking for new ways to improve fitness levels so that they can continue to live a comfortable and healthy life.  Tenet-Jove aims to establish and offer a new value called “health-building”, moving forward from the conventional concept of health maintenance. Drawing on Tenet-Jove's core competence in bio-information sensing and health management technology, we offer the best possible solutions and products to support the prevention and treatment of lifestyle-induced diseases.

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

   Results of Operation

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

The Company’s revenues for the six months ended June 30, 2005 and 2004 were $1,256,514.00 and $1,553,719.00 respectively. The Company's selling, general and administrative expenses for the six months ended June 30, 2006, were $599,877.00 and for the six months ended June 30, 2004, were $731,864.00.

  Our operating results are presented on a consolidated basis for the six months ended June 30, 2005, as compared to  the six months ended June 30, 2004.

      2005-6-30

      2004-6-30

       Amount

       Percentage of revenue

       Amount

       Percentage of revenue

       Growth in amount

       Increase in percentage (%)

       US$

       (%)

       US$

       (%)

       US$

      Revenues

      Sales revenues

      1,256,514.00

      1,553,719.00

      (297,205.00)

      (0.19)

      Cost of goods sold

      602,287.00

      47.93%

      477,303.00

      30.72%

      124,984.00

      0.26

      Gross profit

      654,227.00

      52.07%

      1,076,416.00

      69.28%

      (422,189.00)

      (0.39)

      0.00

      Operating expenses

      0.00

      Other selling expenses

      267,148.00

      21.26%

      382,241.00

      24.60%

      (115,093.00)

      (0.30)

      Other general and administrative expenses

      332,729.00

      26.48%

      349,623.00

      22.50%

      (16,894.00)

      (0.05)

      Total operating expenses

      599,877.00

      47.74%

      731,864.00

      47.10%

      (131,987.00)

      (0.18)

      0.00%

      0.00%

      0.00

      Net operating income

      54,350.00

      4.33%

      344,552.00

      22.18%

      (290,202.00)

      (0.84)

      0.00%

      0.00%

      0.00

      Other income (expense)

      0.00%

      0.00%

      0.00

      Interest expense

      (29,354.00)

      -2.34%

      (30,489.00)

      -1.96%

      1,135.00

      Other

      551.00

      0.04%

      (28,602.00)

      -1.84%

      29,153.00

      (1.02)

      Total other income (expense)

      (28,803.00)

      -2.29%

      (59,091.00)

      -3.80%

      30,288.00

      (0.51)

      0.00%

      0.00%

      0.00

      Income before taxes and minority interest

      25,547.00

      2.03%

      285,461.00

      18.38%

      (259,914.00)

      (0.91)

      0.00%

      0.00

      Provision for income taxes

      (1,007.00)

      -0.08%

      0.00%

      (1,007.00)

      0.00%

      0.00%

      0.00

      Income before minority interest

      24,540.00

      1.95%

      285,461.00

      18.38%

      (260,921.00)

      (0.91)

      0.00%

      0.00%

      0.00

      Minority interest in loss (income) of subsidiaries

      975.00

      0.08%

      (9,261.00)

      -0.60%

      10,236.00

      (1.11)

      0.00%

      0.00%

      0.00

      Net income

      25,515.00

      2.03%

      276,200.00

      17.78%

      (250,685.00)

      (0.91)

      0.00%

      0.00%

      0.00

      Foreign currency translation adjustment

      0.00

      0.00%

      0.00

      0.00%

      0.00

      0.00%

      0.00%

      0.00

      Comprehensive income

      25,515.00

      2.03%

      276,200.00

      17.78%

      (250,685.00)

      (0.91)

   REVENUES

Our sales revenue for the six months ended June 30, 2005 was $1,256,514.00, representing a decrease of 19.13% from the previous year. We derive our sales revenues primarily from sales of our products.  Our operating revenues are composed of sales of healthcare products and franchising fees from vendors. Those decreases were mainly attributable to the continuous market reorganization and sales prices regulations, and the market reorganization and sales price regulations will in turn benefit future revenue increase.

GROSS PROFIT MARGIN

Our gross margin on sales was 52.07% in the six months ended June 30, 2005 compared to 69.28% in the same period of 2004. Our gross margin slightly decreased in 2005 as compared to the previous year. This is an on-going effect that started from the first quarter of  this year caused by the slowdown sale season and sustained sale prices regulation.

NET INCOME

Our consolidated net income decreased 91% to $25,515.00 for the six months ended June 30, 2005 as compared to $276,200.00 for the same period of 2004. This decrease is attributable to a decrease in revenue of 19.13% in the first quarter as compared to the same quarter of 2003, and an increase of commercial expenses.

LIQUIDITY AND SOURCES OF CAPITAL

We generally finance our operations from cash flow generated internally and customer deposits. As of June 30, 2005, the Company had current assets of $4,287,486, current liabilities of $2,689,310 and working capital of $1,598,176 and shareholders’ equity of $1,627,675.

   Our operations provided net cash of $812,098 for the six months ended June 30, 2005. At June 30, 2005, cash and cash equivalents were $ 46,273. Working capital was $1,598,176 at June 30, 2005, reflecting a current ratio of 1.59:1 compared to 1.60:1 at June 30, 2004. Our current ratio of the second quarter of 2005 maintained a balance compared to that of the previous year.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the remainder of  2005.

  As of June 30, 2005, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

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

OPERATING EXPENSES

For the six months ended June 30, 2005, operating and general and administrative expenses were $599,877 as compared to $731,864 for the six months ended June 30, 2004, a decrease of $131,987.

OVERALL

The Company reported net income for the six months ended June 30, 2005 of $25,515 compared to net income for the six months ended June 30, 2004 of $276,200.  This translates to income per-share of $.00 for the six months ended June 30, 2005, as compared to  earnings per share of $.03 for the six months ended June 30, 2004.

Sources of Capital

As of June 30, 2005, the Company had cash on hand of $46,273.  Management believes it will have the resources available to maintain its current business operation as a result of continued sales of its product.  As of June 30, 2005, the Company had working capital of $1,598,176.

  ITEM 3.  Controls and Procedures

   We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

   3.2                   By-Laws of Supcor, Inc. (1)

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

  (3)        Incorporated by reference from the Form 10-KSB filed by the Company on July 25, 2005

(b)        The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  August 25, 2005

   SHINECO, INC.

   /s/ Yuying Zhang

   _______________________________

   Yuying Zhang, President

   /s/ Lin Wen

   __________________________________

   Lin Wen, Secretary