Form 10QSB
period 2005-09-30
SHINECO, INC.
filed 2005-12-07
CIK 1300734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to _________

Commissions file number 0-32307

Shineco, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware                                            52-2175898
(State or other jurisdiction                   (IRS Employer ID Number)
of incorporation or organization)

515 Madison Avenue, New York, NY  10022
(Address of principal executive offices)

(212) 755-3631
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of September 30, 2005, the issuer had 9,298,823 shares of Common Stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

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

SHINECO, INC.

INDEX

PART I. FINANCIAL INFORMATION-------------------------------------------------------------------------------- 3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-------------------------------------------- 3

Condensed Consolidated Balance Sheet as of September 30, 2005------------------------------------------------------- 3

Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended
     September 30, 2005 and 2004---------------------------------------------------------------------------------------- 4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September

      30, 2005, And 2004-------------------------------------------------------------------------------------------------- 5

Notes to the Condensed Consolidated Financial Statements--------------------------------------------------------------- 6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS------------------------ 9

(1) Caution Regarding Forward-Looking Information--------------------------------------------------------------------- 9

(2)BUSINESS DESCRIPTION----------------------------------------------------------------------------------------- 9

(3) Critical Accounting Policies and Estimates--------------------------------------------------------------------------- 10

(4) Results of Operations----------------------------------------------------------------------------------------------- 10

PART II - OTHER INFORMATION---------------------------------------------------------------------------------- 13

Item 1 Legal Proceedings----------------------------------------------------------------------------------------------- 13

Item 3 Defaults Upon Senior Securities---------------------------------------------------------------------------------- 13

Item 4 Submission of Matters to a Vote of Security Holders------------------------------------------------------------- 13

Item 6 Exhibits and Reports on Form 8-K------------------------------------------------------------------------------- 13

SIGNATURES--------------------------------------------------------------------------------------------------------- 13

EXHIBIT 31.1---------------------------------------------------------------------------------------------------------- 14

EXHIBIT 31.2---------------------------------------------------------------------------------------------------------- 16

EXHIBIT 32.1---------------------------------------------------------------------------------------------------------- 18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2005

SHINECO, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

September 30,
ASSETS	2005
Current assets
Cash and cash equivalents	$ 101,167
Trade receivables, net	1,597,653
Other receivables	538,815
Prepaid expenses	49,425
Inventories	2,284,041

Total current assets	4,571,101

Property, plant and equipment, net	109,194
Intangibles, net	19,208

Total assets	$ 4,699,503

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	$ 1,005,453
Accrued liabilities	113,065
Other payables	1,762,846
Taxes payable	20,936
Customer deposits	46,746
Total current liabilities	2,949,046

Minority interest	89,082

Commitments and contingencies

Stockholders' equity
Preferred stock: par value $.001; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: par value $.001; 50,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299
Additional paid in capital	1,079,908
Retained earnings	534,485
Accumulated other comprehensive income	37,683

Total stockholders' equity	1,661,375

Total liabilities and stockholders' equity	$ 4,699,503

*See accompanying notes to financial statements.

Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
Ended September 30, 2005 and 2004

SHINECO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER, 30, 2005
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Sales revenues	$ 708,807	$ 1,047,876	$ 1,965,321	$ 2,601,595
Cost of goods sold	363,266	843,381	965,553	1,320,684

Gross profit	345,541	204,495	999,768	1,280,911

Operating expenses
Other selling expenses	65,272	117,617	332,420	499,858
Other general and adminstrative expenses	234,947	104,086	567,676	453,709

Total operating expenses	300,219	221,703	900,096	953,567

Net operating income	45,322	(17,208)	99,672	327,344

Other income (expense)
Interest expense	(45,832)	-	(75,186)	(19,463)
Other	(6,770)	37,970	(6,219)	(1,658)

Total other income (expense)	(52,602)	37,970	(81,405)	(21,121)

Income (loss) before taxes and minority interest	(7,280)	20,762	18,267	306,223

Provision for income taxes	-	(1,692)	(1,007)	(1,692)

Income (loss) before minority interest	(7,280)	19,070	17,260	304,531

Minority interest in (income) loss of subsidiaries	3,297	-	4,272	(9,261)

Net income (loss)	$ (3,983)	$ 19,070	$ 21,532	$ 295,270

Foreign currency translation adjustment	37,683	-	37,683	-

Comprehensive income	$ 33,700	$ 19,070	$ 59,215	$ 295,270

*See accompanying notes to financial statements.

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2005, And 2004

SHINECO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER, 30, 2005
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 21,532	$ 295,270
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation and amortization	19,476	12,312
Minority interest	(4,639)	138,187
Changes in operating assets and liabilities:
Trade receivables	(355,209)	(1,040,073)
Other receivables	(143,141)	(158,441)
Vendor deposits	132,650	(64,549)
Prepaid expenses	8,372	(23,299)
Inventories	75,616	(972,674)
Trade payables	(57,857)	933,523
Accrued liabilities	79,214	32,782
Other payables	1,562,686	161,885
Taxes payable	(68,654)	16,482
Customer deposits	(372,827)	277,578

Net cash provided by (used in) operations	897,218	(391,017)

Cash flows from investing activities:
Purchase of property and equipment	(19,841)	(84,715)

Net cash used in investing activities	(19,841)	(84,715)

Cash flows from financing activities:
Related party receivables	80,902	-
Related party payables	(602,015)	542,720
Repayments on short-term notes payable	(321,384)	-

Net cash provided by (used in) financing activities	(842,497)	542,720

Effect of rate changes on cash	2,015	-

Increase in cash and cash equivalents	36,895	66,988

Cash and cash equivalents, beginning of period	64,272	4,454

Cash and cash equivalents, end of period	$ 101,167	$ 71,442

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 76,952	$ 30,489

Cash paid for income taxes	$ 67,200	$ -

Supplemental disclosures of non-cash investing and financing activities:
Inventory and intangibles acquired in business combination	$ -	$ 1,026,571

*See accompanying notes to financial statements.

Notes to the Condensed Consolidated Financial Statements

SHINECO, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-QSB. These statements do include all normal recurring adjustments, which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

Beijing Tenet Jove Technological Development Co., Ltd. (Beijing Tenet Jove) was incorporated on December 16, 2003 under the laws of the People’s Republic of China (the PRC). It is a hi-tech biotechnology company that is engaged in the business of development, manufacturing and distribution of a series of functional healthcare products based on self-owned patents.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s subsidiaries at September 30, 2005 are as follows:

Subsidiary name	Date established	Date merged	Ownership
Tenet Health Technological Development Co., Ltd.	August 12, 2003	April 27, 2004	90%
Nan Jing Apocynum Trade Co., Ltd.	February 13, 2004	February 13, 2004	51%
Qiqihaer Tenet Jove Technology and Trade Co., Ltd.	January 14, 2004	January 14, 2004	55%

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $165,766 at September 30, 2005.

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

The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NUMERATOR FOR BASIC AND DILUTED EPS
Net income (loss) to common stockholders	$ (3,983)	$ 19,070	$ 21,532	$ 295,270

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823	9,298,823	9,298,823

EPS - Basic	$ (0.00)	$ 0.00	$ 0.00	$ 0.03

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average common shares and warrants outstanding	9,638,823	9,298,823	9,638,823	9,298,823

EPS - Fully diluted	$ (0.00)	$ 0.00	$ 0.00	$ 0.03

4.             BUSINESS COMBINATIONS

On September 22, 2000, Tian Bai Technological Development Co., Ltd (Tian Bai) was incorporated in the PRC to manufacture and sell healthcare clothing and related products. On December 16, 2003 Beijing Tenet Jove was incorporated in the PRC and purchased a 51% interest in Tian Bai, beginning a parent subsidiary relationship. Beijing Tenet Jove intended to add other companies to its holdings, and operated Tian Bai as a consolidated subsidiary. Tian Bai was subsequently sold.

On January 12, 2004, Haer Bin Tenet Health Technology Development Co., Ltd (Haer Bin) was incorporated in the PRC, as a 51% owned subsidiary of Beijing Tenet Jove, and on January 14, 2004, QiQihaer Tenet Jove Technology and Trade Co., Ltd. (QiQiHaer) was established in the PRC as a 55% owned subsidiary of Beijing Tenet Jove. On February 13, 2004 another 51% subsidiary was formed by the name of Nan Jing Apocynum Trade Co., Ltd. , also in the PRC.

Tianjin Tenet Health Technology and Trade Co., Ltd. (Tianjin Tenet Health) was incorporated in the PRC on August 12, 2003 as a manufacturer of biotechnological healthcare products. On April 27, 2004 Tianjin Tenet Health merged into Beijing Tenet Jove, becoming a 90% subsidiary. The Company received primarily inventory and manufacturing patents in exchange for issuance of its registered capital. The merger was accounted for using the purchase method.

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

6.             CUSTOMER DEPOSITS

Customer deposits at September 30, 2005 consist of $46,746 in prepayments to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

7.             STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. Certain information regarding outstanding and exercisable warrants is summarized as follows:

Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life - Years
$0.001	340,000	$0.001	.25

8.             STOCK TRANSACTIONS

On April 12, 2005 the Company effected a 1:2 reverse stock split. Fractional shares were rounded up to the nearest whole share. Prior to the split 18,597,640 shares were issued and outstanding. Subsequent to the split 9,298,823 shares were issued and outstanding.

On August 22, 2005 the Company amended its articles of incorporation to increase authorized common shares from 25,000,000 to 50,000,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

(1) Caution Regarding Forward-Looking Information

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

(2)BUSINESS DESCRIPTION

Shineco, Inc. (the “Company, we”) was incorporated under the laws of the State of Delaware on August 20, 1997.  On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Corp., Ltd. (“Tenet-Jove”), a People’s Republic of China Company, in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove.

We are a biotechnology healthcare product manufacturer and health solution provider in the PRC. We principally develop, manufacture, and distribute healthcare products through our national sales and services network to our customers in the PRC.

Our healthcare business is comprised of research, development and application of “health-building” technology based on Apocynum.

Since the establishment of Tenet Jove in 2003, we have gradually developed a series of products and established a nation-wide marketing network.

The Company’s revenues for the nine months ended September 30, 2005 and 2004 were $1,965,321 and $2,601,595 respectively. The Company's selling, general and administrative expenses for the nine months ended September 30, 2005, were $921,235 and for the nine months ended September 30, 2004, were $953,567.

(3) Critical Accounting Policies and Estimates

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $165,766 at September 30, 2005.

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

(4) Results of Operations

Our operating results are presented on a consolidated basis for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

	Nine months ended
	September 30,
	2005		2004
		Percentage		Percentage	Growth in	Increase in
	Amount	of revenue	Amount	of revenue	amount	percentage
Revenues
Sales revenues	$ 1,965,321		$ 2,601,595		$ (636,274)	-24.46%
Cost of goods sold	965,553	49.13%	1,320,684	50.76%	(355,131)	-26.89%
Gross profit	999,768	50.87%	1,280,911	49.24%	(281,143)	-21.95%

Operating expenses
Other selling expenses	332,420	16.91%	499,858	19.22%	(167,438)	-33.50%
Other general and adminstrative expenses	567,676	28.89%	453,709	17.44%	113,967	25.12%
Total operating expenses	900,096	45.80%	953,567	36.66%	(53,471)	-5.61%

Net operating income	99,672	5.07%	327,344	12.58%	(227,672)	-69.55%

Other income (expense)
Interest expense	(75,186)	-3.82%	(19,463)	-0.75%	(55,723)	286.30%
Other	(6,219)	-0.32%	(1,658)	-0.06%	(4,561)	275.09%
Total other income (expense)	(81,405)	-4.14%	(21,121)	-0.81%	(60,284)	285.42%

Income (loss) before taxes and minority interest	18,267	0.93%	306,223	11.77%	(287,956)	-94.03%

Provision for income taxes	(1,007)	-0.05%	(1,692)	-0.06%	685	-40.48%

Income (loss) before minority interest	17,260	0.88%	304,531	11.71%	(287,271)	-94.33%

Minority interest in (income) loss of subsidiaries	4,272	0.22%	(9,261)	-0.36%	13,533	-146.13%

Net income (loss)	$ 21,532 =========	1.10%	$ 295,270 ==========	11.35%	(273,738)	-92.71%

Foreign currency translation adjustment	37,683	1.91%	-		37,683	n/a

Comprehensive income (loss)	$ 59,215 ==========	3.01%	$ 295,270 ==========	11.35%	(236,055)	-79,95%

REVENUES

Our sales revenue for the nine months ended September 30, 2005 was $1,965,321, representing a decrease of 24.46% compared to the corresponding period of 2004. We derive our sales revenues primarily from sales of our products.  Our operating revenues are composed of sales of healthcare products and franchising fees from vendors. The decrease in net revenues was due to a combination of: (1) on-going market reorganization and sales prices regulations; (2) slowdown sales season; and (3) China government adopted new rules of direct –sale that  in part influenced our established marketing behaviors.   We managed to expand our revenue by expanding sales network.  The expanded revenue stream from new markets partially offset the negative impact caused by market reorganization, sales prices regulations, slowdown sales season and government regulation influences, thereby resulting in a slight decrease in total revenues for the nine months ended September 30, 2005.

GROSS PROFIT MARGIN

Our gross margin on sales was 50.87% in the nine months ended September 30, 2005 compared to 49.24% in the same period of 2004. Our gross margin slightly increased for the nine months ended September 30, 2005 compared to the corresponding period of 2004. The increase was attributed to effective cost controls and partially to the favorable product mix.

NET INCOME

Our consolidated net income decreased to $21,532 for the nine months ended September 30, 2005 as compared to $295,270 for the same period of 2004. This decrease is attributable to a decrease in revenue of 24.46% for the nine months ended September 30, 2005 as compared to the same period of 2004, and an increase in commercial and manufacturing expenses.

LIQUIDITY AND SOURCES OF CAPITAL

We generally finance our operations from cash flow generated internally and customer deposits. As of September 30, 2005, the Company had current assets of $4,571,101, current liabilities of $2,949,046, working capital of $1,622,055 and shareholders’ equity of $1,661,375.

Our operations provided net cash of $897,193 for the nine months ended September 30, 2005. At September 30, 2005, cash and cash equivalents were $ 101,167. Working capital was $1,622,055 at September 30, 2005, reflecting a current ratio of 1.55. Our current ratio at December 31, 2004 was 1.59.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the remainder of 2005.

As of September 30, 2005, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

FOREIGN CURRENCY AND COMPREHENSIVE INCOME

The accompanying consolidated financial statements are presented in United States (US) dollars. The functional currency is the Renminbi (RMB). The consolidated financial statements are translated into US dollars from RMB at quarter-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation.

OPERATING EXPENSES

For the nine months ended September 30, 2005, operating and general and administrative expenses were $900,096 as compared to $953,567 for the nine months ended September 30, 2004, a decrease of $53,471. It was caused by the decrease in sales.

OVERALL

The Company reported net income for the nine months ended September 30, 2005 of $ $21,532 compared to net income for the nine months ended September 30, 2004 of $295,270.  This translates to income per-share of $.00 for the nine months ended June 30, 2005, as compared to earnings per share of $.03 for the nine months ended September 30, 2004.

Sources of Capital

As of September 30, 2005, the Company had cash on hand of $101,167.  Management believes it will have the resources available to maintain its current business operations as a result of continued sales of its products.  As of September 30, 2005, the Company had working capital of $1,622,055.

ITEM 3.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive office and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 6 Exhibits and Reports on Form 8-K

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

(1)           Incorporated by reference from the Form 10-SB filed by the Company on August 24, 2004

(2)           Incorporated by reference from the Form 10-SB/A filed by the Company on October 7, 2004.

(3)           Incorporated by reference from the Form 10-KSB filed by the Company on July 25, 2005

(b)           The Company did not file any reports on Form 8-K during the quarter ended September 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                         Shineco, Inc.

Date: November 20, 2005

                                                                                                         By: /s/ Yuying Zhang
                                                                                                               Yuying Zhang
                                                                                                               Chief Executive Officer and President