Form 10KSB/A
SHINECO, INC.
filed 2006-11-14
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________________

SHINECO, INC.
(Name of small business in its charter)

Delaware	000-50913	52-2175898
(State or other Jurisdiction of Employer)	(Commission Identification #)	(IRS file number)

B-3106, #39 East 3rd Ring Road, Chaoyang District
(Address of Principal Executive Office)

Beijing, PR China 100022
(City, State and ZIP Code)

(86) 10-5869-3011
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Title of each class: None

Securities registered under Section 12(g) of the Act:

Common Stock $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenue for its most recent fiscal year: $2,102,219

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $-0-

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,298,823 as of June 30, 2005.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Shineco, Inc. (“the Company,” or “we”) was incorporated under Delaware state law on August 20, 1997. On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Corp., Ltd. (“Tenet-Jove”), a People’s Republic of China company, in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove. On June 9, 2005, the Company changed its name to Shineco, Inc.

Tenet-Jove currently develops, manufactures and distributes Apocynum products in the growing economy of China through its national marketing network. Apocynum products are specialized fabric and food products designed to incorporate traditional Eastern medicines with modern scientific and developed health products predicated on centuries-old traditions of Eastern herbal remedies derived from the Apocynum venetum raw material. These remedies have been carefully documented in Li Shizhen’s famous “Compendium of Materia Medica” (Chinese: Bencao Gangmu), which dates back to 1578 A.D., during the Ming Dynasty.

Tenet-Jove was established in the People’s Republic of China in 2003 and is headquartered in Beijing.  In today’s maturing and aging society, people are looking for new ways to improve fitness levels so that they can continue to live a comfortable and healthy life.  Tenet-Jove aims to establish and offer a new value called “health-building,” moving forward from the conventional concept of health maintenance. Drawing on Tenet-Jove's core competence in bio-information sensing and health management technology, we offer innovative solutions and products to support the prevention and treatment of lifestyle-induced diseases.

Operating in the China’s growing healthcare marketplace, we have established a number of initiatives and strategies that combine customer sensitivity with product development. Our mission is, through our advanced and high-quality healthcare products, to provide our customers with suggestions and solutions for health improvement.

Business of the Company

THE PRODUCT

The Company refers to its technology as "Far Infrared," or FIR, meaning that its products have a higher than normal tendency to absorb light from the far infrared end of the spectrum. The function of our products is analogous to a nicotine patch in that the textiles manufactured with the Company's Apocynum fabrics are impregnated with the product which is then absorbed through the wearer's skin.

All of our products are developed and manufactured in our research, development and manufacturing base in Tianjin and distributed through four offices and many independent distributors across China. This extensive distribution network and sustainable R&D system enables us to provide healthcare products to our customers throughout the PRC.

The Company presently has approximately 30 Apocynum products, ranging from articles of clothing to household products such as pillows, which are classified into 3 series as described as follows:

•	Apocynum fiber textiles products:
•	sleep recovery/maintenance products;
•	health care underwear products;
•	protective apparatus products (such as wrist and ankle wraps);
•	health care bedding products.

•	Apocynum food products
•	scented tea;
•	Apocynum honey;
•	Apocynum flower honey;
•	Apocynum bee gum

•	Home-use clinical equipment products
•	Home-use clinical equipment products are in the introductory stage.

MANUFACTURING

The Company maintains and operates a factory for the production of its product, and also subcontracts the manufacture of some of the fabric.

To assure the reliability of resources and reduce the cost of raw materials, the Company plans to establish an Apocynum raw material production base in Ku’erle of Xinjiang Province for providing raw materials and semi-finished products to the Company.

THE PATENTS

Presently the Company has obtained national patents for

•	Apocynum fiber blending method
•	Far-infrared ceramic material
•	Apocynum far-infrared multifunctional surface material
•	40* fine Apocynum cloth

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

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0 percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

Since the establishment of Tenet Jove in 2003, we have gradually developed a series of products and established a nation-wide marketing and distribution network.

The Company’s revenues for the years ended December 31, 2004 and 2003 were $2,102,219 and $ -0- respectively. The Company's selling, general and administrative expenses for the year ended December 31, 2004, were $827,232 and for the year ended December 31, 2003, were $ -0-.

Our operating results are presented on a consolidated basis for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Item	2004		2003
	Amount	Percentage of revenue	Amount
	US$	(%)	US$

Revenues	2,102,219		0
Costs & expenses	829,099	39.44	0
Gross Profit	1,273,120	60.56	0
Advertising	3,490	0.17	0
Bad debt expense	165,766	7.89	0
Other selling expense	88,252	4.20	0
Salaries and benefits	284,664	13.54	0
D&A	22,014	1.05	0
General &administrative	263,046	12.51	0
Interest expenses	29,031	1.38	0
Other Income	408	0.02	0
Gain on disposal of subsidiaries	80,945	3.85	0
Income before tax minority interest	417,283	19.85	15,026
Income tax	1,617	0.08	0
Minority interest	1,840	0.09	0
Net income	495,246	23.56	15,026

Revenue

Our revenue for the year ended December 31, 2004 was $2,102,219, which cannot be usefully compared to 2003 because all 2003 operations were disposed of by sale. We derive our revenues primarily from sales of our products. Our operating revenues are composed of sales of healthcare products. Our revenues were significantly influenced by overall market demand for Chinese herbal remedies and our marketing and sales efforts. The significant revenue we generated in 2004 was due to the fact that our healthcare business was experiencing rapid market expansion.

We believe that revenues will increase in the next several years as a result of planned expansion of production and anticipated increased sales.

Gross profit margin

Our gross margin on sales was 60.56% in 2004, which cannot be usefully compared to 2003 because all 2003 operations were disposed of by sale. Our gross margin percentage was influenced in significant part because we lowered the cost of goods sold by subcontracting certain steps in production and improving our manufacturing techniques for controlling production costs.

Net income

Our consolidated net income was $495,246 for the year ended December 31, 2004 as compared to $15,026 for the prior year period. This increase is attributable to the revenue we generated from our continuing operations in fiscal 2004, as compared to fiscal 2003, which had very little net income from continuing operations. We also made an entry for a non-recurring gain resulting from the disposal of our subsidiaries by sale.

Liquidity and Sources of Capital

We generally finance our operations from cash flow generated internally and customer deposits. As of December 31, 2004, the Company had current assets of $4,156,388, current liabilities of $2,667,242 and working capital of $1,489,146 and shareholders’ equity of $1,602,160.

Our operations used net cash of $493,859 for the year ended December 31, 2004. At December 31, 2004, cash and cash equivalents were $ 64,272. Working capital was $1,489,146 at December 31, 2004, reflecting a current ratio of 1.56:1 compared to 1.12:1 for 2003. Our current ratio for fiscal year 2004 was slightly improved compared to that of the previous year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting matters or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang (known as “CEO”), and our Chief Financial Officer, Dan Liu (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 through 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.
ITEM 8B. Other Information

N/A

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

   Name                                               Age                           Position(s) Held

   Yuying Zhang                                 53                              Chairman & CEO
   Weixing Yin                                     47                              Director
   John R. Rice                                     60                              Director
   Tian Shuanpeng                             54                               Director
   Liu Guiquing                                    49                              Director
   Zhang Xiaoquan                             54                              Director
   Wen Lin                                            28                              Secretary

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

Shuangpeng Tian, Director, age 54. Mr. Tian has been Vice-Chairman of the Board for of Beijing Tenet Jove Technological Development Co., Ltd. since December 2003 and director of Tianjin Tenethealth Technological Development Col, Ltd. since July 2003. His responsibilities at Shineco include participating in corporate decision-making as a member of the Board of Directors. Concurrently with his service on the Tenet Jove and Tenethealth boards of directors, Mr. Tian has also served as Vice Chairman of Tianjin Kinghealth Techological Development Co., Ltd., from December 2003 to the present. From August 1994 to the present, he has also served as General Manager of Renqiu Electric Power Company in Hebei Province. Mr. Tian received his Bachelor’s degree in Electronic Engineering from Xi’an JiaoTong University.

Guiquing Liu, Director, age 49.  Ms. Liu was Vice President of the Madian Savings Office of the Industrial and Commercial Bank of China, Beijing Branch, from March 2001 to December 2003. She has served as Vice-General Manager and Chief Financial Officer of the Beijing Great Wall Construction Engineering Co., Ltd. since December 2003. She has served as a director of Beijing Tenet Jove Technological Development Co., Ltd. since July 2003.

Xiaoguang Zhang, Director, age 54. Concurrently with his duties on our board of directors, Mr. Zhang has also served as President of Beijing Zhong Mei Rong Guang Investment Consulting Co., Ltd. since November 2003.  From August 2000 to November 2003, Mr. Zhang was Vice President of Dongfang Haoyu Investment Group, in charge of investment services. Before that, beginning in April 1992, he served as Supervising Department Director of the Industrial and Commercial Bank of China. Mr. Zhang has over 20 years experience in dealing with securities and financing transactions. He has served as a director of Beijing Tenet Jove Technological Development Co., Ltd. since 2004.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)	The Exhibits listed below are filed as part of this Annual Report.

                Exhibit No.

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 24, 2004).
3.1a.	Articles of Amendment of Articles of Incorporation.
31.1	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

b)	The Company filed a report on Form 8-K during the quarter ended December 31, 2004 on December 9, 2004.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Child, Sullivan & Company, the predecessor firm to Child, Van Wagoner & Bradshaw, PLLC, provided audit services to us for our annual reports for the fiscal years ended December 31, 2004 and 2003. The aggregate fees billed by them for the audit of our annual financial statements and review of financial statements including 10-QSBs was approximately $27,500.

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

Dated: November 10, 2006

SUPCOR, INC. now known as SHINECO, INC.

/s/ Yuying Zhang
By: Yuying Zhang
Chairman and CEO (Principal Executive Officer)

/s/ Dan Liu
By: Dan Liu
CFO (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Yuying Zhang               11/10/06                 /s/ Shuanpeng Tian             11/10/06
Yuying Zhang, Chairman           Date                Shuanpeng Tian, Director          Date

      /s/ Weixing Yin                  11/10/06                     /s/ Guiquing Liu                 11/10/06
Weixing Yin, Director                 Date                   Guiquing Liu, Director               Date

     /s/ Xiaoquang Zhang         11/10/06
Xiaoquang Zhang, Director       Date

Child, Van Wagoner & Bradshaw, PLLC
A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107 PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders
Shineco, Inc. (formerly known as Supcor, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Shineco, Inc. (formerly known as Supcor, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shineco, Inc. (formerly known as Supcor, Inc.) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated April 4, 2005, as described in notes 15 and 16, the Company effected a reverse stock split and re-evaluated its presentation of discontinued operations. However, the Company has restated the financial statements to reflect those presentations.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 4, 2005, except Notes 15 and 16, which are dated October 31, 2006

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$64,272	$4454
Trade receivables, net	1,213,934	46,698
Other receivables	386,595	6,005
Vendor deposits	129,606	--
Prepaid expenses	56,471	--
Inventories	2,305,510	629,521
Total current assets	$4,156,388	686,678

Property, plant and equipment, net	105,248	5,577
Related party receivables	79,046	--
Intangibles, net	20,291	--
Total assets	$4,360,973	$692,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payables	$1,038,910	$134,482
Related party payables	588,201	255,862
Accrued liabilities	11,627	159,858
Other payables	195,567	--
Notes payable	314,009	--
Taxes payable	409,945	--
Customer deposits	87,535	--
Accrued employee benefits	21,448	--
Loans from employees	--	63,960
Total current liabilities	2,667,242	614,162

Minority interest	91,571	--

Commitments and contingencies

Stockholders’ equity
Preferred stock; par value $.001, 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; par value $.001, 25,000,000 shares authorized; 9,298,823 and 1,373,823 issued and outstanding	9,299	1,374
Additional paid in capital	1,079,908	59,012
Retained earnings	512,953	17,707
Accumulated other comprehensive income	--	--
Total stockholders’ equity	1,602,160	78,093

Total liabilities and stockholders’ equity	$4,360,973	$692,255

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2004	2003
	(Restated)	(Restated)

Revenues
Sales revenues	$2,102,219	$--
Cost of goods sold	829,099	--
Gross profit	1,273,120	--

Operating expenses
Advertising	3,490	--
Bad debt expenses	165,766	--
Other selling expenses	88,252	--
Salaries and benefits	284,664	--
Depreciation and amortization	22,014	--
Other general and administrative expenses	263,046	--
Total operating expenses	827,232	--

Net operating income	445,888	--
Other income (expense)
Interest expense	(29,013)	--
Gain on disposal of subsidiaries	408	--
Total other income (expense)	(28,605)	--

Income before taxes and minority interest	417,283	--
Provision for income taxes	1,617	--
Income before minority interest	415,666	--
Minority interest in income of subsidiaries	(1,840)	--
Income from continuing operations	413,826	--

Income from operations of disposed subsidiaries	475	15,026
Gain on disposal of subsidiaries	80,945	--
Net income from discontinued operations	81,420	15,026

Net income	$495,246	$15,026
Foreign currency translation adjustment	--	--
Comprehensive income	$495,246	$15,026

Basic earnings per common share:
From continuing operations	$0.04	$--
From discontinued operations	$0.01	$0.01
From net income	$0.05	$0.01

Diluted earnings per common share:
From continuing operations	$0.04	$--
From discontinued operations	$0.01	$0.01
From net income	$0.05	$0.01

Denominator for basic earnings per share	9,298,823	1,373,823
Denominator for diluted earnings per share	9,298,823	1,373,823

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Restated)

	Common Stock		Additional	Retained	Other Comprehensive Income
	Shares	Amount	Paid In Capital	Earnings	(Loss)	Total

Balance, December 31, 2002	1,373,823	$1,374	$59,012	$2,681	$--	$63,067

Net income for the year	--	--	--	15,026	--	15,026
Balance December 31, 2003	1,373,823	1,374	59,012	17,707	--	78,093

Business combination with Tianjin Apr 27			1,026,571	--	--	1,026,571
Stock issued for services prior to capitalization Oct 29	1,125,000	1,125	1,125	--	--	2,250
Shares issued in merger Dec 30	6,800,000	6,800	(6,800)	--	--	--
Net income for the year	--	--	--	497,086	--	497,086
Net income - minority interest	--	--	--	(1,840)	--	(1,840)
Balance December 31, 2004	9,298,823	$9,299	$1,079,908	$512,953	$--	$1,602,160

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,
	2004	2004

Cash flows from operating activities:
Net income	$495,246	$15,026
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	22,047	2,276
Provision for allowance on receivables	165,766	--
Inventory reserves	111,092	--
Stock issued for services	2,250	--
Minority interest	1,840	--
Gain on disposal of subsidiary	(80,945)	--
Changes in operating asserts and liabilities:
Trade receivables	(1,333,002)	17,524
Other receivables	(380,590)	(2,776)
Vendor deposits	(129,606)	--
Prepaid expenses	(56,471)	40,366
Inventories	(782,177)	(3,397)
Trade payables	904,428	1,586
Accrued liabilities	(148,231)	69,873
Other payables	195,567	--
Taxes payable	87,535	--
Customer deposits	409,944	--
Accrued employee benefits	21,448	--
Net cash provided by (used in) operations	(493,859)	140,478

Cash flows from investing activities:
Related party receivables	(79,046)	--
Proceeds from sale of subsidiary	172,283	--
Purchase of property and equipment	(121,948)	--
Net cash used in investing activities	(28,711)	--

Cash flows from financing activities:
Related party payables	332,339	(134,708)
Repayments on short-term notes payable	(63,960)	(7,864)
Proceeds from short term loans	314,009	--
Net cash provided by (used in) financing activities	582,388	(142,572)

Effect of rate changes on cash	--	--

Increase (decrease) in cash and cash equivalents	59,818	(2,094)

Cash and cash equivalents, beginning of period	4,454	6,548
Cash and cash equivalents, end of period	$64,272	$4,454

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,458	--
Cash paid for income taxes	$--	--
Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$2,250	--
Inventory and intangibles acquired as additional paid in capital	$1,026,571	--

See notes to consolidated financial statements.

SHINECO, INC.
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Shineco, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware as Supcor, Inc. On December 30, 2004 the Company acquired all of the outstanding stock of Beijing Tenet Jove Technological Development Co., Ltd. in exchange for stock of the Company. The consolidated results of operations are primarily those of Beijing Tenet Jove and its consolidated subsidiaries.

Beijing Tenet Jove Technological Development Co., Ltd. (Beijing Tenet Jove) was incorporated on December 16, 2003 under the laws of the People’s Republic of China (the PRC). In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (US). However, the operations of the largest subsidiary, Tian Bai, established on September 22, 2000, are included in these financial statements prior to the formation of Beijing Tenet Jove, as the acquisition of Tian Bai was accounted for as a transfer of equity interests between entities under common control.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries subsequent to the date of incorporation of the Company. The results of operations (through the date of sale) of subsidiaries that have been sold are included in income (loss) from discontinued operations. The Company’s subsidiaries during the years ended at December 31, 2004 and 2003 are as follows:

Subsidiary name	Date acquired	Date sold	Ownership %
Tian Yi Hua Tai, Tianjin	April 27, 2004	n/a	90%
Tian Bai	December 16, 2003	October 18, 2004	51%
Haer Bin	January 12, 2004	July 27, 2004	51%
QiQiHaer	January 14, 2004	November 12, 2005	55%
Nan Jing	February 13, 2004	November 10, 2005	51%

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

If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts. Inventories consisted of the following:

	December 31, 2004	December 31, 2003

Raw materials	$456,914	$--
Packaging materials	105,829	--
Sub-contracting materials	293,658
Production costs	10,641	--
Finished products	1,549,560	698,007
Obsolescence reserve	(111,092)	(68,486)
Totals	$2,305,510	$629,521

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

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising expense amounted to $3,490, and $0 for the years ended December 31, 2004 and 2003, respectively.

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

	Year ended December 31,
	2004	2003

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations available to common shareholders	413,826	--
Income from discontinued operations	81,420	15,026
Net income to common stockholders	$495,246	$15,026

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	1,373,823
EPS - Basic from continuing operations	$0.04	$--
EPS - Basic from discontinued operations	$0.01	$0.01
EPS - Basic	$0.05	$0.01

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	1,373,823
Exercisable warrants	489,412	--
Weighted average common shares and warrants outstanding	9,788,235	1,373,823
EPS - Fully diluted from continuing operations	$0.04	$--
EPS - Fully diluted from discontinued operations	$0.01	$0.01
EPS - Fully diluted	$0.05	$0.01

4. BUSINESS COMBINATIONS

On September 22, 2000, Ti Bai was incorporated in the PRC to manufacture and sell clothing and related products. On December 16, 2003 Beijing Tenet Jove was incorporated in the PRC and purchased a 51% interest in Tian Bai, and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

On January 12, 2004, Haer Bin was incorporated in the PRC, as a 51% owned subsidiary of Beijing Tenet Jove. At the inception of Haer Bin, Beijing Tenet Jove contributed 51% of the registered capital of Haer Bin and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

On January 14, 2004, QiQiHaer was established in the PRC as a 55% owned subsidiary of Beijing Tenet Jove. At the inception of QiQiHaer, Beijing Tenet Jove contributed 275,000 RMB as 55% of the registered capital of QiQiHaer and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

On February 13, 2004 Nan Jing was established in the PRC as a 51% owned subsidiary of Beijing Tenet Jove. At the inception of Nan Jing, Beijing Tenet Jove contributed 408,000 RMB as 51% of the registered capital of Nan Jing and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

Tian Yi Hua Tai, Tianjin (Tianjin) was incorporated in the PRC on August 12, 2003 as a manufacturer of clothing and related products. On April 27, 2004 Tianjin merged into Beijing Tenet Jove, becoming a 90% subsidiary. The Company paid cash of $36,232 and notes payable of $100,823 for an aggregate of $137,055 to the owners in exchange for the 90% interest. As the principal owners of Tianjin were the same as the principal owners of Beijing Tenet Jove, the transaction was accounted for as a transfer of entities under common control whereby the assets and liabilities of the acquired company were recorded at their historical cost basis and the results of its operations are consolidated with those of the Company as if the transfer had occurred at the beginning of the first period presented. No adjustment to additional paid-in capital was required, as the amount paid was equal to the historical cost basis of the net assets acquired. The following table details the net assets acquired in the transaction.

Cash	$27,559
Accounts receivable	5,398
Inventory	467,065
Other receivables	123,672
Vendor deposits	205,263
Fixed assets	43,197
Payables	(707,821)
Accrued liabilities	(12,050)
Net assets of subsidiary	152,283
Minority interest @ 10%	(15,228)
Net assets acquired	$137,055

In order to reduce its overhead chargeable to its subsidiaries, The Company decided to change its structure from a parent-subsidiary model to a supplier-dealer model, On July 27, 2004, Beijing Tenet Jove sold for cash all of its equity interest in Haer Bin. After disposal we had no continuing involvement with Haer Bin.

During the process of its operation and development, the company found a more competent manufacturer with higher content of hi-tech ——Tianjin Tian Yi Hua Tai, Tianjin Tenet Health is an owner of 13 patents in Apocynum technology, and it is more able to meet the demand of the Company in applying bio hi-tech to the Apocynum industry. Consequently, the Company discontinued its operation in Tian Bai. On October 18, 2004, Beijing Tenet Jove sold all of its equity interest in Tian Bai for cash. Since disposal, Beijing Tenet Jove has had no transaction with Tian Bai and thus has no continuing involvement with Tian Bai.

In aggregate, the Company recognized gains of $80,945 on the sales of these subsidiaries, which is included as gain on disposal of subsidiaries in the statement of operations. The following table details the net assets sold in these transactions:

Cash	$26,617
Accounts receivable	65,345
Inventory	412,816
Other receivables	286,095
Fixed assets	20,132
Account payables	(151,769)
Accrued liabilities	(480,142)
Net assets of subsidiaries	179,094
Minority interest @ 49%	(87,756)
Net assets sold	$91,338

Sale proceeds	$172,283
Gain on disposal of subsidiaries	$80,945

On November 4, 2004, owners of Beijing Tenet Jove acquired a controlling interest in the Company from its previous stockholders. On December 30, 2004, the Company issued 6,800,000 (13,600,000 pre-split) shares of its common stock in exchange for 100% of the outstanding registered capital of Beijing Tenet Jove. Beijing Tenet Jove is treated as the accounting acquirer in a reverse merger. Consequently, these financial statements reflect the accounts and operations of Beijing Tenet Jove and its consolidated subsidiaries, with the adopted capital structure of the Company retroactively restated.

5. ISSUANCE OF COMMON STOCK

On March 12, 2004, Beijing Tenet Jove increased its registered capital in the amount of 8,500,000RMB ($1,026,571) thereby requiring its owners to invest additional capital. Inventory and intangibles were contributed in satisfaction of the increase.

Prior to the reverse merger, the Company issued 1,125,000 (2,250,000 pre-split) shares of its common stock for consulting services with a value of $2,250.

Pursuant to the reverse merger, the Company issued 6,800,000 (13,600,000 pre-split) shares of its common stock to acquire 100% of Beijing Tenet Jove.

On November 12, 2005 the Company effected a 1:2 reverse stock split. Immediately prior to the split there were 18,597,640 common shares outstanding and immediately following the split there were 9,298,823 common shares outstanding at December 31, 2004. Immediately prior to the split there were 2,747,640 common shares outstanding and immediately following the split there were 1,373,823 common shares outstanding at December 31, 2003.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31,

	2004	2003
Machinery and equipment	$24,719	$--
Vehicles	40,302	11,712
Office equipment	65,762	1,352
Subtotal	130,783	13,064
Less: accumulated depreciation	(25,535)	(7,487)
Net property and equipment	$105,248	$5,577

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

11. COMMITMENTS

The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2005	$37,551
2006	32,660
2007	10,861
2008	--
2009	--
Totals	$81,072

12. CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

13. STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company, currently calculated to be 489,412 (978,823 pre-split) shares, was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. Certain information regarding outstanding and exercisable warrants is summarized as follows:

Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life - Years
$0.001	489,412	$0.001	1

14. NEW ACCOUNTING PRONOUNCEMENTS

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments other than its consolidated subsidiaries. As such, this standard has no application to the Company.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-Monetary Assets.” SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements.

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

15. SUBSEQUENT EVENT

On November 12, 2005 the Company effected a 1:2 reverse stock split. Fractional shares were rounded up to the nearest whole share. Prior to the split 18,597,640 shares and 2,747,640 shares were issued and outstanding at December 31, 2004 and 2003, respectively. Subsequent to the split 9,298,823 shares and 1,373,823 shares were issued and outstanding at December 31, 2004 and 2003, respectively. These financial statements have been retroactively restated to show the effects of the stock split as if it occurred at the beginning of the earliest period presented.

16. RESTATEMENT

Subsequent to the issuance of the financial statements, management reevaluated its presentation of discontinued operations. The operations of discontinued subsidiaries were previously reported as continuing operations. Management has determined that since the operations and cash flows of the discontinued subsidiaries have been eliminated from the ongoing operations of the Company and the Company will have no significant continuing involvement in their operations, the operations of those subsidiaries should have been included in discontinued operations rather than in continuing operations. Consequently, these financial statements have been restated. The result of the restatement is that income from continuing operations decreased by $81,420 and $15,026 for the years ended December 31, 2004 and 2003 respectively, while net income remained the same. EPS from continuing operations was consequently reduced by $0.01 per share for each of the years ended December 31, 2004 and 2003. The restatement had no effect on the balance sheet.