Form 10KSB/A
SHINECO, INC.
filed 2007-04-18
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A-2

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
(Address of Principal Executive Office street and number)

Beijing, PR China 100022
(City, State and ZIP Code)

Issuer's telephone number: (86) 10-5869-3011

Securities registered under Section 12(b) of the Act: None

Title of each class None

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

COMPETITION

At present, the Company has just one competitor, the “Hao Yi” Company of Tianjin, which is a small company that produces Apocynum fiber textile products. The competitor has total assets of approximately RMB5 million (US$ equivalent $646,496), and imitates the Company’s products that are sold at basically similar prices.  The Company believes that its products are superior in respect of technical content, quality, and appearance and packaging and that at present, there is no serious competitor in the Apocynum fiber textile industry that can threaten the Company. However, once a substantial healthcare product company gets involved in this industry, the Company will face serious competition.

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

The Company’s revenues for the years ended December 31, 2004 and 2003 were $2,102,219 and $ -0- respectively. The Company's selling, general and administrative expenses for the year ended December 31, 2004, were $832,332 and for the year ended December 31, 2003, were $ -0-.

Our operating results are presented on a consolidated basis for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

	2004		2003
Item	Amount	Percentage of revenue	Amount
	US$	(%)	US$
Revenues	2,102,219		0
Costs & expenses	829,099	39.44	0
Gross Profit	1,273,120	60.56	0
Advertising	3,490	0.17	0
Bad debt expense	165,766	7.89	0
Other selling expense	88,252	4.20	0
Salaries and benefits	284,664	13.54	0
D&A	27,104	1.29	0
General &administrative	263,046	12.51	0
Interest expenses	29,013	1.38	0
Other Income	408	0.02	0
Gain on disposal of subsidiaries	80,945	3.85	0
Income before tax minority interest	493,613	23.48	15,026
Income tax	1,617	0.08	0
Minority interest	1,840	0.09	0
Net income	490,156	23.32	15,026

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

Net income

Our consolidated net income was $490,156 for the year ended December 31, 2004 as compared to $15,026 for the prior year period. This increase is attributable to the revenue we generated from our continuing operations in fiscal 2004, as compared to fiscal 2003, which had no net income from continuing operations. We also made an entry for a non-recurring gain resulting from the disposal of our subsidiaries by sale.

Liquidity and Sources of Capital

We generally finance our operations from cash flow generated internally and customer deposits. As of December 31, 2004, the Company had current assets of $4,094,219, current liabilities of $2,772,344 and working capital of $1,321,875 and shareholders’ equity of $1,597,070.

Our operations used net cash of $493,859 for the year ended December 31, 2004. At December 31, 2004, cash and cash equivalents were $64,272. Working capital was $1,321,875 at December 31, 2004, reflecting a current ratio of 1.48:1 compared to 1.12:1 for 2003. Our current ratio for fiscal year 2004 was slightly improved compared to that of the previous year.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Shineco, Inc.
Beijing, People’s Republic of China

We have audited the consolidated balance sheets of Shineco, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shineco, Inc. as of December 31, 2004 and 2003, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated April 4, 2005 except notes 15 and 16, which were dated October 31, 2006, as described in note 16, the Company discovered a material error in its classification of the purchase of an intangible asset and its calculations of earnings per share. However, the Company has restated the financial statement to reflect the correction of these errors.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 4, 2005, except Note 16, which is dated March 23, 2007

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	Restated
ASSETS

Current assets
Cash and cash equivalents	$64,272	$4,454
Trade receivables, net	1,213,934	46,698
Other receivables	324,426	6,005
Vendor deposits	129,606	--
Prepaid expenses	56,471	--
Inventories	2,305,510	629,521
Total current assets	$4,094,219	686,678

Property, plant and equipment, net	105,248	5,577
Related party receivables	79,046	--
Intangibles, net	182,472	--
Total assets	$4,460,985	$692,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payables	$1,144,012	$134,482
Related party payables	588,201	255,862
Accrued liabilities	11,627	159,858
Other payables	195,567	--
Notes payable	314,009	--
Taxes payable	87,535	--
Customer deposits	409,945	--
Accrued employee benefits	21,448	--
Loans from employees	--	63,960
Total current liabilities	2,772,344	614,162

Minority interest	91,571	--

Commitments and contingencies

Stockholders’ equity
Preferred stock; par value $.001, 5,000,000 shares authorized; none issued and outstanding	--	--
Common stock; par value $.001, 25,000,000 shares authorized; 9,298,823 and 1,373,823 issued and outstanding	9,299	1,374
Additional paid in capital	1,079,908	59,012
Retained earnings	507,863	17,707
Accumulated other comprehensive income	--	--
Total stockholders’ equity	1,597,070	78,093

Total liabilities and stockholders’ equity	$4,460,985	$692,255

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2004	2003
	(Restated)	(Restated)

Revenues
Sales revenues	$2,102,219	$--
Cost of goods sold	829,099	--
Gross profit	1,273,120	--

Operating expenses
Advertising	3,490	--
Bad debt expense	165,766	--
Other selling expenses	88,252	--
Salaries and benefits	284,664	--
Depreciation and amortization	27,104	--
Other general and administrative expenses	263,046	--
Total operating expenses	832,322	--

Net operating income	440,798	--
Other income (expense)
Interest expense	(29,013)	--
Gain on disposal of subsidiaries	408	--
Total other income (expense)	(28,605)	--

Income before taxes and minority interest	412,193	--
Provision for income taxes	1,617	--
Income before minority interest	410,576	--
Minority interest in income of subsidiaries	(1,840)	--
Income from continuing operations	408,736	--

Income from operations of disposed subsidiaries	475	15,026
Gain on disposal of subsidiaries	80,945	--
Net income from discontinued operations	81,420	15,026

Net income	$490,156	$15,026
Foreign currency translation adjustment	--	--
Comprehensive income	$490,156	$15,026

Basic earnings per common share:
From continuing operations	$0.04	$--
From discontinued operations	$0.01	$--
From net income	$0.05	$--

Diluted earnings per common share:
From continuing operations	$0.04	$--
From discontinued operations	$0.01	$--
From net income	$0.05	$--

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,300,160	9,298,823

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Restated)

	Common Stock		Additional	Retained	Other Comprehensive Income
	Shares	Amount	Paid In Capital	Earnings	(Loss)	Total

Balance, December 31, 2002	1,373,823	$1,374	$59,012	$2,681	$--	$63,067
--
Net income for the year	--	--	--	15,026	--	15,026
Balance December 31, 2003	1,373,823	1,374	59,012	17,707	--	78,093

Business combination with Tianjin Apr 27			1,026,571	--	--	1,026,571
Stock issued for services prior to recapitalization Oct 29	1,125,000	1,125	1,125	--	--	2,250
Shares issued in merger Dec 30	6,800,000	6,800	(6,800)	--	--	--
Net income for the year	--	--		491,996	--	491,996
Net income - minority interest	--	--	--	(1,840)	--	(1,840)
Balance December 31, 2004	9,298,823	$9,299	$1,079,908	$507,863	$--	$1,597,070

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2004
	(Restated)

Cash flows from operating activities:
Net income	$495,246	$15,026
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	27,137	2,276
Provision for allowance on receivables	165,766	--
Inventory reserves	111,092	--
Stock issued for services	2,250	--
Minority interest	1,840	--
Gain on disposal of subsidiary	(80,945)	--
Changes in operating assets and liabilities:
Trade receivables	(1,333,002)	17,524
Other receivables	(380,590)	(2,776)
Vendor deposits	(129,606)	--
Prepaid expenses	(56,471)	40,366
Inventories	(782,177)	(3,397)
Trade payables	904,428	1,586
Accrued liabilities	(148,231)	69,873
Other payables	195,567	--
Taxes payable	87,535	--
Customer deposits	409,944	--
Accrued employee benefits	21,448	--
Net cash provided by (used in) operations	(493,859)	140,478

Cash flows from investing activities:
Related party receivables	(79,046)	--
Proceeds from sale of subsidiary	172,283	--
Purchase of property and equipment	(121,948)	--
Net cash used in investing activities	(28,711)	--

Cash flows from financing activities:
Related party payables	332,339	(134,708)
Repayments on short-term notes payable	(63,960)	(7,864)
Proceeds from short term loans	314,009	--
Net cash provided by (used in) financing activities	582,388	(142,572)

Effect of rate changes on cash	--	--

Increase (decrease) in cash and cash equivalents	59,818	(2,094)

Cash and cash equivalents, beginning of period	4,454	6,548
Cash and cash equivalents, end of period	$64,272	$4,454

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,458	--
Cash paid for income taxes	$--	--
Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$2,250	--
Inventory and intangibles acquired as additional paid in capital	$1,026,571	--

See notes to consolidated financial statements.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries subsequent to the date of incorporation of the Company. The results of operations (through the date of sale) of subsidiaries that have been sold are included in income (loss) from discontinued operations. The Company’s subsidiaries during the years ended December 31, 2004 and 2003 are as follows:

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

	Year ended December 31,
	2004	2003

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations available to common shareholders	408,736	--
Income from discontinued operations	81,420	15,026
Net income to common stockholders	$490,156	$15,026

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
EPS - Basic from continuing operations	$0.04	$--
EPS - Basic from discontinued operations	$0.01	$--
EPS - Basic	$0.05	$--

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
Exercisable warrants	1,337	--
Weighted average common shares and warrants outstanding	9,300,160	9,298,823
EPS - Fully diluted from continuing operations	$0.04	$--
EPS - Fully diluted from discontinued operations	$0.01	$0.00
EPS - Fully diluted	$0.05	$0.00

4. BUSINESS COMBINATIONS

On September 22, 2000, Tian Bai was incorporated in the PRC to manufacture and sell clothing and related products. On December 16, 2003 Beijing Tenet Jove was incorporated in the PRC and purchased a 51% interest in Tian Bai. The previous owners of the 51% interest in Tian Bai (from September 2000 to December 2003) are the same as the owners of Beijing Tenet Jove, which fact makes the transaction fall outside of the requirements for normal purchase accounting (SFAS 141). Instead, it constituted a transfer between entities under common control. A transfer of entities under common control is accounted for in a manner similar to a pooling of interests, wherein the accounts of the subsidiary are included in the consolidated results as if the transfer had occurred at the beginning of the first period presented (SFAS 141 Appendix D 11-18; see also EITF 02-5).

On January 12, 2004, Haer Bin was incorporated in the PRC, as a 51% owned subsidiary of Beijing Tenet Jove. At the inception of Haer Bin, Beijing Tenet Jove contributed 51% of the registered capital of Haer Bin and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

On January 14, 2004, QiQiHaer was established in the PRC as a 55% owned subsidiary of Beijing Tenet Jove. At the inception of QiQiHaer, Beijing Tenet Jove contributed 275,000 RMB ($33,213) as 55% of the registered capital of QiQiHaer and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

On February 13, 2004 Nan Jing was established in the PRC as a 51% owned subsidiary of Beijing Tenet Jove. At the inception of Nan Jing, Beijing Tenet Jove contributed 408,000 RMB($49,275) as 51% of the registered capital of Nan Jing and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

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

In order to reduce its overhead chargeable to its subsidiaries, The Company decided to change its structure from a parent-subsidiary model to a supplier-dealer model. On July 27, 2004, Beijing Tenet Jove sold for cash all of its equity interest in Haer Bin. After disposal we had no continuing involvement with Haer Bin.

During the process of its operation and development, the company found a more competent manufacturer with higher content of hi-tech - Tianjin Tian Yi Hua Tai, Tianjin Tenet Health is an owner of 13 patents in Apocynum technology, and it is more able to meet the demand of the Company in applying bio hi-tech to the Apocynum industry. Consequently, the Company discontinued its operation in Tian Bai. On October 18, 2004, Beijing Tenet Jove sold all of its equity interest in Tian Bai for cash. Since disposal, Beijing Tenet Jove has had no transaction with Tian Bai and thus has no continuing involvement with Tian Bai.

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

On November 4, 2004, owners of Beijing Tenet Jove acquired a controlling interest in the Company from its previous stockholders. On December 30, 2004, the Company issued 6,800,000 shares of its common stock in exchange for 100% of the outstanding registered capital of Beijing Tenet Jove. Beijing Tenet Jove is treated as the accounting acquirer in a reverse merger. Consequently, these financial statements reflect the accounts and operations of Beijing Tenet Jove and its consolidated subsidiaries, with the adopted capital structure of the Company retroactively restated.

5. ISSUANCE OF COMMON STOCK

On March 12, 2004, Beijing Tenet Jove increased its registered capital in the amount of 8,500,000RMB ($1,026,571) thereby requiring its owners to invest additional capital. Inventory and intangibles were contributed in satisfaction of the increase.

Prior to the reverse merger, the Company issued 1,125,000 shares of its common stock for consulting services with a value of $2,250.

Pursuant to the reverse merger, the Company issued 6,800,000 shares of its common stock to acquire 100% of Beijing Tenet Jove.

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

8. INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at December 31, 2004 and 2003 is $6,466 and $0, respectively. Amortization expense recognized during 2004 and 2003 is $6,466 and $0, respectively.

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

11. COMMITMENTS

The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2005	$37,551
2006	32,660
2007	10,861
2008	--
2009	--
Total	$81,072

12. CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

13. STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company, currently calculated to be 489,412 shares, was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. Certain information regarding outstanding and exercisable warrants is summarized as follows:

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

16. RESTATEMENT

Subsequent to the issuance of the financial statements, management discovered an error related to the presentation of a trademark right. The result of the restatement is that trademark right previously reported as an other receivable is correctly reported as an intangible asset. The company now has made corrections and amortization. The company also discovered that the denominators used in calculating earnings per share were misstated, resulting in an overstatement of earnings per share in 2003.

Accordingly, consolidated balance sheets, statement of operations and statements of cash flows have been revised as follows.

	December 31,
	Restated	Original
	2004	2004
ASSETS

Current assets
Cash and cash equivalents	$64,272	$64,272
Trade receivables, net	1,213,934	1,213,934
Other receivables	324,426	386,595
Vendor deposits	129,606	129,606
Prepaid expenses	56,471	56,471
Inventories	2,305,510	2,305,510
Total current assets	$4,094,219	4,360,973

Property, plant and equipment, net	105,248	105,248
Related party receivables	79,046	79,046
Intangibles, net	182,472	20,291
Total assets	$4,460,985	$4,360,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payables	$1,144,012	$1,038,910
Related party payables	588,201	588,201
Accrued liabilities	11,627	11,627
Other payables	195,567	195,567
Notes payable	314,009	314,009
Taxes payable	87,535	87,535
Customer deposits	409,945	409,945
Accrued employee benefits	21,448	21,448
Total current liabilities	2,772,344	2,667,242

Minority interest	91,571	91,571

Commitments and contingencies

Stockholders’ equity
Common stock; par value $.001, 25,000,000 shares authorized; 9,298,823 and 1,373,823 issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	507,863	512,953
Accumulated other comprehensive income	--	--
Total stockholders’ equity	1,597,070	1,602,160

Total liabilities and stockholders’ equity	$4,460,985	$4,360,973

	Year ended December 31,
	Restated	Original
	2004	2004

Revenues
Sales revenues	$2,102,219	$2,102,219
Cost of goods sold	829,099	829,099
Gross profit	1,273,120	1,273,120

Operating expenses
Advertising	3,490	3,490
Bad debt expense	165,766	165,766
Other selling expenses	88,252	88,252
Salaries and benefits	284,664	284,664
Depreciation and amortization	27,104	22,014
Other general and administrative expenses	263,046	263,046
Total operating expenses	832,322	827,232

Operating income	440,798	445,888
Other income (expense)
Interest expense	(29,013)	(29,013)
Income (loss) on equity investments	--	--
Other	408	408
Total other income (expense)	(28,605)	(28,605)

Income before taxes and minority interest	412,193	417,283
Provision for income taxes	1,617	1,617
Income before minority interest	410,576	415,666
Minority interest in income of subsidiaries	(1,840)	(1,840)
Income from continuing operations	408,736	413,826

Income from operations of disposed subsidiaries	475	475
Gain on disposal of subsidiaries	80,945	80,945
Net income from discontinued operations	81,420	81,420

Net income	$490,156	$495,246
Foreign currency translation adjustment	--	--
Comprehensive income	$490,156	$495,246

Basic earnings per common share:
From continuing operations	$0.04	$0.04
From discontinued operations	$0.01	$0.01
From net income	$0.05	$0.05

Diluted earnings per common share:
From continuing operations	$0.04	$0.04
From discontinued operations	$0.01	$0.01
From net income	$0.05	$0.05

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,300,160	9,298,823

	Year ended December 31,
	Restated	Original
	2004	2004

Cash flows from operating activities:
Net income	$490,156	$495,246
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	27,137	22,047
Provision for allowance on receivables	165,766	165,766
Inventory reserves	111,092	111,092
Stock issued for services	2,250	2,250
Minority interest	1,840	1,840
Gain on disposal of subsidiary	(80,945)	(80,945)
Changes in operating assets and liabilities:
Trade receivables	(1,333,002)	(1,333,002)
Other receivables	(380,590)	(380,590)
Vendor deposits	(129,606)	(129,606)
Prepaid expenses	(56,471)	(56,471)
Inventories	(782,177)	(782,177)
Trade payables	904,428	904,428
Accrued liabilities	(148,231)	(148,231)
Other payables	195,567	195,567
Taxes payable	87,535	87,535
Customer deposits	409,944	409,944
Accrued employee benefits	21,448	21,448
Net cash provided by (used in) operations	(493,859)	(493,859)

Cash flows from investing activities:
Related party receivables	(79,046)	(79,046)
Proceeds from sale of subsidiary	172,283	172,283
Purchase of property and equipment	(121,948)	(121,948)
Net cash used in investing activities	(28,711)	(28,711)

Cash flows from financing activities:
Related party payables	332,339	332,339
Repayments on short-term notes payable	(63,960)	(63,960)
Proceeds from short term loans	314,009	314,009
Net cash provided by (used in) financing activities	582,388	582,388

Increase in cash and cash equivalents	59,818	59,818

Cash and cash equivalents, beginning of period	4,454	4,454
Cash and cash equivalents, end of period	$64,272	$64,272

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,458	$20,458
Cash paid for income taxes	$--	$--
Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$2,250	$2,250
Inventory and intangibles acquired as additional paid in capital	$1,026,571	$1,026,571

	Year ended December 31,
	Restated	Original
	2003	2003

Basic earnings per common share
From continuing operations	$--	$--
From discontinued operations	$--	$0.01
From net income	$--	$0.01

Diluted earnings per common share
From continuing operations	$--	$--
From discontinued operations	$--	$0.01
From net income	$--	$0.01

Denominator for basic earnings per share	9,298,823	1,373,823
Denominator for diluted earnings per share	9,298,823	1,373,823

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with accountants on accounting matters or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Controls. As of December 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of December 31, 2004, with respect to the effectiveness of our Disclosure Controls.

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

Disclosure Controls. When we refer to Disclosure Controls in this document, we mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Disclosure Controls to which we refer do not necessarily include internal controls over financial reporting, as defined by Exchange Act Rule 13a-15(f) and 15d-15(f). We have not yet conducted a separate evaluation of our internal controls over financial reporting, because we are not required by law to do so according to SEC Release no. 33-8760, until our first fiscal year ending after December 15, 2007. We intend to comply with such reporting and evaluation at that time and all times thereafter.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the Disclosure Controls are met. Further, the design of the Disclosure Controls must reflect the fact that there are resource constraints, and the benefits of Disclosure Controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of Disclosure Controls can provide absolute assurance that all Disclosure Control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, Disclosure Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the Disclosure Controls. The design of a system of Disclosure Controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, Disclosure Controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective system of Disclosure Controls, misstatements due to error or fraud may occur and not be detected, or may be detected later than expected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our Disclosure Controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of December 31, 2004, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

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

Shuangpeng Tian, Director, age 54.  Mr. Tian has been Vice-Chairman of the Board for of Beijing Tenet Jove Technological Development Co., Ltd. since December 2003 and director of Tianjin Tenethealth Technological Development Co, Ltd. since July 2003. His responsibilities at Shineco include participating in corporate decision-making as a member of the Board of Directors. Concurrently with his service on the Tenet Jove and Tenethealth boards of directors, Mr. Tian has also served as Vice Chairman of Tianjin Kinghealth Techological Development Co., Ltd., from December 2003 to the present. From August 1994 to the present, he has also served as General Manager of Renqiu Electric Power Company in Hebei Province. Mr. Tian received his Bachelor’s degree in Electronic Engineering from Xi’an JiaoTong University.

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

[REMAINDER OF PAGE LEFT BLANK INTENTIONALLY; SIGNATURE PAGE TO FOLLOW]

SIGNATURES

In accordance with Section 13 or (15d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated: April 16, 2007

SUPCOR, INC. now known as SHINECO, INC.

/s/ Yuying Zhang
By: Yuying Zhang
Chairman and CEO (Principal Executive Officer)

/s/ Dan Liu
By: Dan Liu
CFO (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yuying Zhang	04/16/07
Yuying Zhang, Chairman

/s/ Shuanpeng Tian	04/16/07
Shuanpeng Tian, Director

/s/ Weixing Yin	04/16/07
Weixing Yin, Director

/s/ Guiquing Liu	04/16/07
Guiquing Liu, Director

/s/ Xiaoquang Zhang	04/16/07
Xiaoquang Zhang, Director

Exhibit 3.1a

CERTIFICATE OF AMENDMENT
 OF THE
 CERTIFICATE OF INCORPORATION
 OF
 SUPCOR, INC.
 UNDER SECTION 242 OF THE
 CORPORATION LAW OF THE STATE OF DELAWARE

SUPCOR, INC. (the “Corporation”), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

FIRST:  That the Board of Directors of said corporation, by written consent filed with the minutes of the Board, adopted the following resolutions proposing and declaring advisable the following amendments to the Certificate of Incorporation of said corporation:

“1.        That Article FIRST of the Certificate of Incorporation be amended and, as amended, read as follows:

‘FIRST:  The name of the Corporation is SHINECO, INC.’ ”

SECOND:  That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

THIRD:  Prompt notice of the taking of this corporate action is being given to all stockholders who did not consent in writing, in accordance with Section 228 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by Yuying Zhang, its President, this 18th day of May 2005.

                                                                                                     SUPCOR, INC.

                                                                                                      By:       /s/ Yuying Zhang, President
                                                                                                                       Yuying Zhang, President