Form 10KSB
SHINECO, INC.
filed 2007-05-14
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to __________________

SHINECO, INC.
(Name of small business in its charter)

Delaware	000-50913	52-2175898
(State or other Jurisdiction of Employer)	(Commission Identification #)	(IRS file number)

Room 3106, Building B,
#39 East 3rd Ring Middle Road, Chaoyang District
(Address of Principal Executive Office - street and number)

Beijing, PR China 100022
(City, State and ZIP Code)

Issuer's telephone number: (0086) 10-58693011

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenue for its most recent fiscal year: $2,243,047

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $-0-

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,298,823 as of March 15, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

SHINECO, INC.
Form 10-QSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

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

Our Tenet-Jove subsidiary was organized under the laws of the People’s Republic of China in 2003 and is headquartered in Beijing.

In August, 2006, Beijing Tenet-Jove successfully acquired business certificates from China’s Ministry of Commerce, The State Administration of Foreign Exchange, The Beijing Administration For Industry & Commerce, The Beijing Municipal Office, and The State Administration of Taxation. It has therefore completed the legal process of acquisition under both Chinese and US law.

Tenet-Jove currently develops, manufactures and distributes textiles and health supplements derived from a native Chinese plant known in Chinese as “Luobuma” (scientific name: Apocynum venetum). We currently market and distribute our Apocynum products in China’s growing economy through our national marketing network. Our Apocynum products are specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. Our products are predicated on centuries-old traditions of Eastern herbal remedies derived from the Apocynum venetum raw material. These remedies have been carefully documented in Li Shizhen’s famous Compendium of Materia Medica (Chinese: Bencao Gangmu), which dates back to 1578 A.D., during the Ming Dynasty.

We do not manufacture, distribute, or sell any of our products in the United States or Canada.

BUSINESS OF THE COMPANY

The Company’s principal products are derived from the Chinese Luobuma plant (Apocynum venetum). This plant has a long history in Chinese herbal medicine and is documented in Li Shizhen’s Compendium of Materia Medica (Chinese: Bencao Gangmu), first published in 1578 A.D. It is one of the most famous encyclopedias ever written on Chinese herbal medicine, and it is still used as a reference work by herbal medicine practitioners today. In China, Luobuma has been used both internally and externally for centuries to treat high blood pressure, depression, dizziness, pain, insomnia, and other ailments.

History and Development of Far-Infrared Radiant Textiles

Our company’s scientists and other Chinese researchers have brought modern scientific methods to the study of Apocynum venetum’s characteristics, and we have discovered that Apocynum fibers have an increased tendency to radiate light at the “far infrared” end of the light spectrum, with wavelengths measuring between 8-15 microns (referred to as “FIR”). Chinese scientific studies have observed that Apocynum’s FIR-radiating qualities exert a positive effect on various functions of the human body, including cellular metabolism.

For example, tests conducted by the P.R.C.’s National Institute of Metrology have reported that the radiance rate of far infrared light from Apocynum fiber is 84%, 2 to 4 times higher than that from cotton and other natural fibers. The same tests found that the FIR radiance rate from our proprietary bio-ceramic powder reaches 91%. Healthful benefits have been observed at levels above 70%.

Based on these observations about FIR radiance, we have developed textiles that our customers can wear and from which they can receive health benefits commonly associated with Chinese herbal remedies.

First Generation. We were not the first to discover FIR-radiant textiles. The “First Generation” of FIR-radiant textiles initially became popular in China around 1989, when manufacturers learned to add 3% of a FIR-radiant inorganic material to synthetic fibers comparable to nylon or polyester. This “First Generation” FIR material employs a relatively low level of technology and has relatively few health benefits.

Second Generation. However, Tenet-Jove was one of the first companies in China to commercially develop the natural FIR-radiant properties of the Apocynum venetum plant. We refer to this natural Apocynum fiber as a “Second-Generation” FIR textile.

Our newly developed Apocynum fabrics have been a success in the Chinese market, generating gross sales of over US$4 million in 2004 and 2005 alone. The technology applied to our Apocynum-based FIR Therapeutic Clothing and Textile Products has received a “Special Golden Award” from the China National Intellectual Property Bureau at China’s National Patent and Brand Expo. Our products under the brand name of “Tenethealth®” have also been honored with the title of “Consumer’s Favorite Products” by the Chinese Consumer Association.

Part of the appeal of the natural Apocynum FIR material is that its fibers can contain up to 32 additional medicinal compounds, many of which are familiar to practitioners of traditional Chinese medicine. In addition, our processes for manufacturing Apocynum textiles produce a fabric that is smooth, air-permeable, and soft.

Third Generation. We are also developing a “Third Generation” of FIR textiles under a contract with the Institute of Process Engineering at the Chinese Academy of Sciences, one of the leading scientific institutions in China. Our current research and development focuses on adding nanotechnology enhancements to our Apocynum textile products, in which we use small-scale nanotechnology to embed or impregnate our Apocynum-fiber textiles with other FIR-radiant materials, bio-ceramic materials, or other Chinese herbal remedies.

Using these nanotechnology methods, we plan to develop and market health-promoting textile goods that function in a manner analogous to a nicotine patch: the textiles manufactured with the Company's Apocynum fabrics are impregnated with FIR-radiant materials or other Chinese herbal remedies, which are then absorbed through the wearer's skin.

PRODUCT DESCRIPTIONS

The Company presently has approximately 100 products based on the Apocynum plant or FIR technology. These products range from herbal teas to textiles, blankets, pillows, and clothing. We have classified our products into 3 series, described as follows:

1-Apocynum Fiber Textiles

The products in this category include:

-	Far Infrared bedding sets (including various pillows, comforters, and sheets)
-	Far Infrared underwear, T-shirts, and socks
-	Far Infrared waist supports
-	Far Infrared body wraps or protectors (for the ankle, elbow, wrist, and knee)
-	Far Infrared blankets

All Far Infrared textile products are made of Apocynum-based fibers and are impregnated with bio-ceramic powder. Both the fiber and the bio-ceramic powder are developed with the Company’s proprietary techniques and have been protected with patents.

Sales from this category comprised about 83% of our overall sales revenue in 2005.

2-Apocynum Nutritional Supplements

The products in this category include:

-	Apocynum Tea,
-	Apocynum Royal Jelly Honey,
-	Tenet Bojian Capsule

The Apocynum tea and honey contain active medical constituents extracted from Apocynum plants through the Company’s proprietary procedure. The products have shown benefits in regulating blood pressure and blood lipids, relieving cough, removing phlegm, and relieving inflammation.

Sales from this category comprised about 11% of our overall sales revenue in 2005 (since the Tenet Bojian Capsule was just launched, its sales were not considered).

3-Home-Use Therapeutic Equipment (Using FIR Technology)

Recently, we have developed a Multifunction Low Frequency Therapy System which incorporates our understanding of the benefits derived from far infrared (FIR) technology. The Multifunction System is a home-use medical appliance that emits far infrared light and low frequency electric pulses to specified areas of body as designated in traditional Chinese meridian theory. Like our other products, it is a combination of ancient traditional medicine and modern technology. The product can stimulate reactive areas on a user’s hand or foot, or it can stimulate acupuncture points according to the traditional Chinese understanding of energy meridians in the body.

Home-use therapeutic equipment products are in the introductory stage.

Sales from this category comprised about 5% of our overall sales revenue in 2005.

MANUFACTURING AND PRODUCTION FACILITIES

All of our products are developed and manufactured in our research, development and manufacturing facility in Tianjin, China. We have also formed strategic alliances with several certified knitting and clothing manufacturers. We assign them limited manufacturing jobs and require certain conditions, including protecting our proprietary techniques and meeting our quality standards.

To assure the reliability of resources and reduce the cost of raw materials, the Company plans to establish an Apocynum raw material production base in Ku’erle, Xinjiang Province, to provide raw materials and semi-finished products to the company.

OUR RESEARCH AND DEVELOPMENT

Our Research and Development Center in Tianjin is owned by our subsidiary, Tenet-Jove, and is headed by Dr. Li Zhenhao, a Chinese Medical Doctor and a member of Tenet-Jove’s Board of Directors. The Center is managed by 7 other senior research fellows, who specialize in different but related scientific fields, such as biochemistry, electrical engineering, textile engineering, medical and clinical studies, and pharmaceuticals. In the last few years, new technologies developed by our R & D Center have been awarded 13 patents from the China National Patent Bureau. 2 of them received a special “Golden Award” at the China National Patent and Brand Expo.

We are engaged in R&D of new products under cooperation with universities and research institutions.

Our Strategy for Research and Development

•	To keep our products proprietary and patented;
•	To focus on our core product lines: Apocynum-based products, FIR technology, and herbal medicines;
•	To build strategic alliances with other universities and scientific institutions.

The Company specializes in developing Apocynum products and combining FIR technology with natural herbal medicines. The Company’s continued success will depend on improving its techniques to industrialize Apocynum by developing a series of Apocynum-derived products such as Apocynum functional fiber and Apocynum nutritional supplements.

We estimate that there are large supplies of Apocynum in China’s Xinjiang Province. Currently, these supplies are largely undeveloped. The local government has developed favorable policies to encourage development of businesses in this region.

A Key Element in Our Strategy: A High-Pressure Steam Degumming Process

We currently produce an extensive line of Apocynum-based textile products; we have exclusive patents on Apocynum fiber technology and yarn spinning methods; and we hold proprietary rights to several FIR mineral herbal medicines. However, one main factor that holds us back from developing the large-scale production of Apocynum fiber products is the limited yield of Apocynum fiber and the high cost of obtaining that fiber. A central technical challenge is how to quickly and efficiently remove the gum and sap from the Apocynum plants so that only the natural fiber remains.

To solve this problem, in August 2006 we signed a Technology Development Contract with the Institute of Process Engineering at the Chinese Academy of Science, one of China’s leading scientific institutes. According to our contract, the Institute of Process Engineering will work with us to develop a high-pressure steam degumming process for the mass production of Apocynum fiber, as well as its byproducts. A literal translation of the project name is “The Stream Steam Explosion Project.” Essentially, the project will develop a method for quickly blasting a large amount of high-pressure steam into a large container filled with raw Apocynum plants. The steam will remove the gum and sap and leave the fiber for use in textile production. The gum and sap and other Apocynum byproducts will be washed out with the steam and collected in a separate place for other uses.

According to the contract, the Institute will complete initial laboratory experiments within four months. If the initial laboratory experiments are successful, an enlarged series of experiments will be undertaken. If the enlarged series of experiments turns out to be successful, we expect that our annual yield of Apocynum fiber will rise by over 30 times—from lower than 100 tons to 3000 tons per year, and the cost of extracting the fiber will be reduced by 50-60%. During the Stream Steam Explosion process, a certain amount of steam will be used, but no poisonous water will be discharged, because the fiber will be collected in one place, and the liquefied gum and sap and other material will be collected in another place for herbal medicinal uses. This technique is relatively simple and convenient to operate. Apocynum fiber produced by this technique is more like cotton and more spinnable than before.

We are not the only ones optimistic about the Stream Steam Explosion project. It has been put on the list of National Key Basic Research Programs (also known as the “973 Program,”) founded by China’s Ministry of Science and Technology. The Apocynum Stream Steam Explosion Degumming Technique is one of the most important parts of this project. This project is currently being carried out by the Institute of Process Engineering at the Chinese Academy of Sciences under the direction of Mr. Cheng Hongzhang, Chief Scientist, Doctor Advisor, and Deputy Dean of the Bio-chemical laboratory at China’s National Key Basic Research Program.

To promote the success of this project, the Institute of Process Engineering at the Chinese Academy of Sciences has been conducting systematic studies and experiments on hemp degumming for ten years. This scientific research has been conducted specifically to achieve a technologically feasible method of generating large-scale, low-cost Apocynum fiber production.

Products Currently In Development:

a)	Byproducts from Apocynum Processing

Through our cooperative agreement with the Institute of Process Engineering at the Chinese Academy of Sciences, and by applying the Company’s patents and proprietary FIR materials, the Company is developing third-generation Apocynum fiber products and a series of byproducts, such as Apocynum CC fiber, Apocynum medicines, Apocynum degraded fiberboard, pectin, alcohol, and fertilizer.

b)	Nano-engineered Apocynum Fabrics

In our FIR Therapeutic Product Line, we plan to introduce third-generation FIR functional fabrics, such as nano-engineered Apocynum fabrics, in cooperation with the National Center for Nanoscience and Technology, China (NCNST). We are researching how to develop medicine-embedded Apocynum fiber products that will combine Apocynum medicinal fibers with nanoscale technology to improve the comfort and performance of Apocynum textiles. We plan to launch our first nano-engineered Apocynum fabrics into the market by 2007 or 2008.

c)	Apocynum Milk Tablets

Tenet-Jove is developing this nutritional supplement jointly with Australia’s Montro Dairy Company. The raw materials for the tablets are Apocynum herb extracts and low-fat milk. The ingredients are processed into Apocynum milk tablets. This kind of tablet contains monounsaturated fatty acids and more than 30 herbal medicinal compounds.

d)	Apocynum Capsule

These capsules will contain medicinal compounds derived from Apocynum stems and leaves through a botanical extracting process. We currently believe that capsules could have some effect in improving immunity and relieving the symptoms of high blood pressure, high levels of blood lipids and other cardio-vascular diseases.

e)	Apocynum and Chlorella Tablet

Apocynum is composed of more than 30 medicinal ingredients, while Chlorella’s capacity for photosynthesis is significantly higher than that of many other plants. Chlorella produces a large amount of protein, which we currently estimate at about 38 times that of soy beans, and about 55 times that of rice. It could be used by some traditional herbalists in connection with numerous blood ailments.

f)	Medical Absorbable Suture

This material, like all our products, is not being sold in the United States or Canada. It is not subject to US food and drug laws. The main material in the Medical Absorbable Suture comes from abyssal fauna fiber, one of the same sources from which water-soluble Chitosan is distilled. Our suture’s advantages: no need to remove the sutures, because they can be absorbed by the human body; they leave a less noticeable scar on the body; and they have an antibacterial quality. Laboratory experiments on the suture have been concluded in China, and small quantities are being produced for use in Chinese clinical trials according to Chinese medical protocols. This technology has been granted a national patent in China.

g)	Double Layer Synthetic Skin

According to our limited Chinese clinical studies, this product works well on patients with large-area burns or scalds, and it improves the healing time of a wound. We developed this product from Chitosan. It has been observed to resist infection, promote new cell growth and accelerate wound healing. The technology for our double-layer synthetic skin has been granted a patent in China.

INTELLECTUAL PROPERTY

Trademarks: We market our products under our brand name of “Tenethealth®” and “Tenet Bojian™.” In Chinese, “Tenet” means “Benefit from Nature.” We currently own these trademarks.

Patents: Our core technology and its derivative applications are covered by the company’s 12 patents filed in China. Our patents relate to methods of extracting and processing the Apocynum fiber itself, as well as our formulations of the active medicinal constituents of the Apocynum plant. Several major Chinese hospitals have conducted extensive human clinical studies of the safety and efficacy of our therapeutic products, and these studies have reported favorable conclusions.

Presently the company has obtained patents in the People’s Republic of China for:

•	Apocynum fiber blending method (patent number: ZL 941120295)
•	Far-infrared ceramic material (patent number: ZL 981261701)
•	Apocynum far-infrared multifunctional surface material (patent number: ZL 992144736)
•	40* fine Apocynum cloth (patent number: ZL 023381736)
•	Apocynum far-infrared foot pillow (patent number: ZL 2004 2 0092818.8)
•	Apocynum far-infrared noon pillow (patent number: ZL 2004 2 0092815.4)
•	Apocynum far-infrared healthcare socks with mineral Chinese medicine (patent number: ZL 2004 2 0029463.2)
•	Apocynum cushion with magnetic therapy (patent number: ZL 2004 2 0028883.9)
•	Heart-protecting card (patent number: ZL 2004 2 0028885.8)
•	Apocynum cotton terry blanket (patent number: ZL 2004 2 0029465.1)
•	Apocynum four-season mat (patent number: ZL 2004 2 0029462.8)
•	Apocynum flannelette blanket (patent number: ZL 2004 2 0029464.7)

DISTRIBUTION NETWORK

We market our products through our growing distribution network, which at the end of 2005 consisted of 8 large distributors who distributed our products to a total of 518 outlets, including flagship stores, retail stores and sales counters. These 8 distributors sell our products in the 8 biggest regional markets in mainland China. They all carried our proprietary brand name and “Tenethealth” trademark in 2005. Apart from these 8 major distributors, the Company also distributed its products to an additional 1,390 retail stores and sales counters throughout China. Thus, in 2005, the Company placed its products in a total of 1,908 retail stores and sales counters throughout China.

Our sales and distribution strategy focuses on expanding our distribution network of retail stores and sales counters into all major provinces and cities of China. We also plan to use our current distribution network to introduce our newly developed products into target markets more efficiently and effectively.

As of the end of 2005, the Company had 8 major distributors in 8 of China’s major markets. The Company held a minority equity participation in each of these major distributors (see details in Table 1). There were a total of 518 outlets under these 8 distributors, including flagship stores, retail stores and sales counters throughout China. The 8 distributors were responsible for expanding business inside their target markets, building branch stores, and meeting sales targets. The Company provided information and training about its lines of products to these 8 distributors as well as to various sales staff at individual stores and sales counters, and the Company exercised its contractual right to audit the financial condition of some or all of these distributors in order to protect its minority equity investment in their operations.

Table 1

Name of Distributor’s Market	Our Equity Participation	Date We Began Participation
1. Jinan	25%	11/25/2005
2. Changchun	25%	10/26/2005
3. Yantai	25%	10/26/2005
4. Liaoyang	25%	12/31/2005
5. Xuzhou	15%	7/26/2005
6. Huaian	15%	7/26/2005
7. Shenyang	15%	9/26/2005
8. Shenzhen	15%	12/31/2005

In addition to the 8 major distributors in whom the Company held a minority equity position, the Company distributed its products to many more sales outlets in which the Company held no equity position. These “certified outlets” of the Company’s products included approximately 1,390 retail stores and sales counters across 13 provinces of China. All of these certified outlets operate independently, but they prominently display our trade names “Tenethealth®” and “Tenet Bojian™.” These independent retailers sell our products as well as other products.

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our 8 major distributors and other independent sellers) are listed below:

Name of Province	Number of Major Distributors	Number of Flagship Stores	Total Number of Certified Outlets
Heilongjiang	1	6	367
Liaoning	1	4	224
Jilin	1	3	184
Shandong	2	3	107
Jiangsu	2	5	203
Anhui	0	3	293
Gansu	0	1	111
Shaanxi	0	2	82
Qinghai	0	0	37
Xinjiang	0	1	77
Sichuan	0	0	59
Guangdong	1	2	96
Tianjin	0	1	68
TOTALS	8	31	1,908

SALES AND MARKETING

The Company’s sales are generated through the following five major channels:

1.	Retail stores and sales counters. Sales through this channel contributed 48% of our total sales revenue in 2005.

2.
Sales to group or institutional customers. Through this channel, we generated 31% of our sales revenue in 2005. Because a majority of new consumers need to learn about our new products before buying them, it becomes very important and effective for us to organize or sponsor seminars and events to present healthcare knowledge while introducing and selling our products to new users.

3.	Event Marketing. Through this channel, we generated 8% of our sales revenue in 2005.

4.
OTC Drug Stores. Especially effective in Shenzhen City, this channel allows us to put our products on the shelves of OTC drug chain stores through a strategic alliance arrangement. This channel contributed 8% of our overall sales in 2005.

5.	E-commerce. Selling through the Internet has become increasingly important to our sales in undeveloped regions and developed cities. This channel contributed 5% of our sales in 2005.

THE MARKET

We primarily market our products in China. We do not sell any of our products in the United States or Canada. China’s domestic healthcare product market is fast-growing but underdeveloped. On the demand side, the following three forces drive market growth:

1)	The rapid growth of China’s economy, which is projected to grow at an annual rate of 8% for the next five years. This growing economy will significantly increase people’s purchasing power.
2)
The increase of the aging population. The China Census Bureau predicts that the majority of the China “baby boom” population (40% of China’s total population) will begin to turn age 65 between 2010 and 2020, which represents over 500 million potential consumers of healthcare products.

3)	People are increasing desires and expectations for a healthy life in old age, especially in urban areas.

According to a marketing study entitled 2000-2005 China Healthcare Market Research and Prediction Report, published in February 2004 by CCID Consulting of Hong Kong, China’s healthcare product sales volume is projected to exceed RMB 68 billion (US$8.7 billion) in 2009. Moreover, the compound growth rate in the next five years is projected to be up to 15%; by comparison, this study estimated that the overall healthcare product market in the world will be over US$200 billion if measured by sales volume.

On the supply side, the industry can be described as a highly fragmented and undercapitalized sector. There are thousands of manufacturers and merchants competing in this market, and many new players enter the market every day. According to CCID’s study, among those thousands of market participants, only 1.45% of them have annual sales exceeding RMB 100 million (US$12.8 million); around 3% of them have annual sales between RMB 50 and 100 million (between US$6.4 million and US$12.8); while 12.5% of them have sales between RMB 100,000 to RMB 50 million (US$12,800 to US$6.4 million). The rest of them, i.e. 83.05% of the companies, have annual sales below RMB 100,000 (US$12,800).

Our market in China presents an opportunity to reach over 1 billion consumers, but there is also very aggressive competition to attract the attention of those consumers.

COMPETITION

We compete with other top-tier healthcare companies in China. Many of them are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors may have greater name recognition and a larger customer base. Those competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Some of our competitors have also developed similar products that compete with ours.

According to the Summary section on page 1 of the CCID study, the most prominent competitors in China’s healthcare market are the Joymain Group in Nanjing and the Tianjin Saiyuan Health Products Co., Ltd. in Tianjin. Both of them carry FIR therapeutic products and have higher sales revenues than we do.

The Joymain Group, founded in 2000, is a well-capitalized publicly listed company with around 3,600 franchises or exclusive sales stores. In its peak sales year of 2004, it had RMB1.4 billion (US$179 million) in sales revenue.

Tianjin Saiyuan, with a smaller market share than The Joymain Group, generated RMB 390 million (US$50 million) in sales revenue in 2004.

In 2005, sales by both these companies have dropped significantly due to increased market competition.

In competing with these and other competitors, we believe that we possess the following competitive advantages:

1.
Our Proprietary Technique and Materials. In the FIR Therapy Product category, our clothing and textile products are made of Apocynum fabric, which has better FIR features than what our competitors are offering, such as cotton or synthetic materials. So far, the Company has maintained a strong relationship with suppliers of Apocynum fiber.

2.	Our distribution network and sales model, which allows us to expand rapidly without carrying huge overhead.

3.
Our Capacity for New Product Development. Supported by our own R&D team and strategic alliances in China’s science and technology research fields, including the Institute of Process Engineering at the Chinese Academy of Science, the Company has developed a series of innovative products in its new product pipeline and continues to get them ready to put into the market.

In the next two years, we plan to pursue the following measures to maintain our competitiveness:

•	Invest more on research & development to foster our capacity for large-scale production;
•	Take better control of our source of raw materials by establishing our own material collection and processing base in Xinjiang Province, the heartland for Apocynum production;
•	Use more effectively our Apocynum resources by developing the byproducts from Apocynum;
•	Develop our distribution network by establishing greater market presence in more of China’s provinces;
•	Open new offices in Hong Kong, Macao, and Taiwan within the next two years;
•
Explore overseas markets by developing sales and distribution agents in other countries, such as Japan, Korea, and the USA, where FIR and other Chinese traditional remedies have show signs of increased popular acceptance.

REGULATORY ENVIRONMENT

We do not sell our products in the United States or Canada and are not subject to US food and drug laws. Our principal sales market is presently in the People's Republic of China. We are subject to China’s Food Sanitation Law, which governs the licensing, manufacturing, marketing and distribution of food and nutritional supplement products in China. Because Beijing Tenet-Jove is a wholly foreign owned enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit systems by the Chinese government.

The governmental approval process in the PRC for a newly developed health product such as ours is as follows: a product sample is sent to a clinical testing agent designated by the Ministry of Health, who conducts extensive clinical testing and examination to verify if the product has the specified functions as stated by the company producing the product. A report will be issued by the clinical testing agent confirming or negating such functions. It generally takes approximately six months to one year for the report to be issued. This report then has to be submitted to a provincial Health Management Commission for approval. A letter of approval issued by such commission will then be submitted to the Ministry of Health for the issuance of a certificate that authorizes the sale and marketing of the product in the PRC. The whole process generally takes one and a half to two years. We have followed this process for our products currently on the market.

COMPLIANCE WITH ENVIRONMENTAL LAW

Our products are environmentally friendly. They are all made of natural materials. We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we have also proactively participated in local environmental protection activities, especially in Xinjiang and Tianjin, where we have production facilities. Our costs of compliance with applicable environmental laws are minimal, because the processing and manufacturing of Apocynum-based products and bio-ceramic additives is conducted in a closed environment without discharge into the surrounding environment. The spinning and knitting processes also generate very limited pollution, if any, to the environment. Penalties would be levied upon us if we failed to adhere to certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, but no assurance can be given in this regard.

ADMINISTRATIVE OFFICES

The Company currently maintains offices at Room 3106, BLD B, #39 East 3rd Ring Middle Road, Chaoyang District, Beijing, P.R. China, 100022, telephone number 86 105869-3011.

The Beijing offices are leased at a cost of $15,000 per annum.

EMPLOYEES

The Company currently has more than158 full-time employees, 57 of them working in the Company’s headquarters in Beijing, all of our employees are working in the following three divisions respectively:

R&D Division:	25
Manufacturing Division:	63
Manufacturing Division:	70

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws.

ITEM 2. PROPERTIES

The Company currently maintains offices at Room 3106, Bldg. B, #39 East 3rd Ring Middle Road, Chaoyang District, Beijing 100022, P.R. China, Telephone No. 86 105869-3011. These offices are leased at a cost of $15,000 per annum, pursuant to a lease that expires in June 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the period ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no established public trading market for the Company's securities since its inception on August 20, 1997, and there can be no assurance that such market will develop. As of Dec 31, 2005, there were 9,298,823 shares outstanding, and the Company had 39 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion relates to the results of our operations to date, and our financial condition. This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with our board of directors, and our board of directors has reviewed our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis or Plan of Operations."

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive gain or loss.

The functional currency of the Company's subsidiaries is the local currency, Chinese Reminbi (RMB). The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities (8.07 RMB to one U.S. Dollar), and average rates of exchange for the period for revenues, costs, and expenses (8.19RMB to one U.S. Dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2005 was $53,523.

DISCUSSION OF RESULTS OF OPERATIONS

Beijing Tenet Jove Technological Development Co., Ltd is a healthcare product manufacturer and health solution provider in the PRC, principally developing, manufacturing, and distributing its proprietary therapeutic products through a national sales network to its customers in the PRC.

Since the establishment of Tenet-Jove in 2003, we have gradually developed a series of products and established a nation-wide distribution network.

•	REVENUES

Our revenues for the year ended December 31, 2005 were $2,243,047, representing an increase of approximately 6.7% from $2,102,219 in fiscal year 2004. We derived our revenues primarily from sales of Apocynum-based healthcare products in China. Those increases were mainly attributable to our increased marketing and sales efforts.

•	GROSS PROFIT MARGIN

Our gross margin on sales was $1,141,749, or 50.90% at year-end 2005 as compared to $1,273,120, or 60.56% at year-end 2004. Our gross margin decreased by roughly 10 percentage points in 2005 as compared to the previous year. The decreased margin was mainly due to an increase in the cost of goods sold, including the rising price of raw materials—a situation we expect to remedy by building our own Apocynum processing plant.

•	OPERATING EXPENSES

Our total operating expenses were $958,785 at year-end 2005, an increase of 15% compared with total operating expenses of $832,322 at year-end 2004. The increase was mainly caused by increases in bad debt expense, salary expense, and advertising expense, offset by a decrease in other selling expense.

•	NET INCOME

Our consolidated net income was $72,836 for the year ended December 31, 2005 as compared to $490,156 for the prior year period. Our net income rate decreased by roughly 20 percentage points, from 23% in 2004 to 3% in 2005. This decrease was attributable to an increased cost of goods sold, increased interest expense, and increased bad debt, advertising and salary expense, offset by reductions in our other selling expense.

•	LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2005, our cash and cash equivalents were $273,367, compared to $64,272 at year-end 2004. As of December 31, 2005, we had inventories of $1,906,756, compared to $2,305,510 at year-end 2004. At December 31, 2005, we had total current assets of $4,569,340, total current liabilities of $2,244,407 and working capital of $2,324,933. By contrast, at year-end 2004 we had total current assets of $4,094,219, total current liabilities of $2,772,344, and working capital of $1,321,875. Thus, our liquidity for fiscal year 2005 was significantly improved compared to the previous year.

We generally finance our operations from cash flows generated internally, as well as customer deposits. In 2005, we also generated increased cash flow from the issuance of 2 million shares of our Series A Convertible Preferred Stock. As of December 31st, 2005, we had received proceeds of $998,935. Our shareholders’ equity was $1,716,429 in 2005, compared to $1,597,070 in 2004—an increase of $119,359.

In the next 12 months, we anticipate that sufficient funds to maintain the Company’s current level of operations will be generated from our operating activities, while we would seek funds for expanding our businesses through debt or equity financings conducted in compliance with exemptions from registration. We anticipate that we need US$950,000 to be used for expanding our scale of operations, of which we plan to allocate approximately $200,000 for R&D, approximately $250,000 for advertising, approximately $200,000 for wages and salaries, and approximately $300,000 for working capital.

•	FOREIGN CURRENCY AND COMPREHENSIVE INCOME

Our consolidated comprehensive income for the year ended December 31, 2005 was $126,159, as compared to $490,156 for the year ended December 31, 2004. The difference between our 2005 comprehensive income and net income was attributable to a foreign currency adjustment. As the exchange rate from US dollars to RMB changed during 2005, the foreign currency translation adjustment was US$53,323 for the year ended December 31, 2005. There was no foreign currency translation adjustment for the year ended December 31, 2004.

•	OFF-BALANCE SHEET ARRANGEMENTS

For the years ended December 31, 2005 and December 31, 2004, the Company had no off-balance-sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Shineco, Inc.
Beijing, People’s Republic of China

We have audited the consolidated balance sheets of Shineco, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shineco, Inc. as of December 31, 2005 and 2004, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated March 29, 2006, as described in note 16, the Company discovered material errors in its classification of the purchase of an intangible asset and in its provision of bad debts. However, the Company has restated the financial statement to reflect the correction of these errors.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 29, 2006, except Note 16, which is dated March 23, 2007

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	Restated
ASSETS

Current assets
Cash and cash equivalents	$273,367	$64,272
Trade receivables, net	1,906,004	1,213,934
Other receivables	275,138	324,426
Vendor deposits	178,262	129,606
Prepaid expenses	29,813	56,471
Inventories	1,906,756	2,305,510
Total current assets	$4,569,340	$4,094,219

Property, plant and equipment, net	120,538	105,248
Related party receivables	41,721	79,046
Investment in unconsolidated subsidiaries	78,335	--
Intangibles, net	162,674	182,472
Total assets	$4,972,608	$4,460,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payables	$882,609	$1,144,012
Related party payables	259,788	588,201
Accrued liabilities	41,356	11,627
Other payables	84,167	195,567
Notes payable	675,324	314,009
Taxes payable	41,271	87,535
Customer deposits	202,964	409,945
Accrued employee benefits	49,928	21,448
Loans from employees	7,000	--
Total current liabilities	2,244,407	2,772,344

Series A Convertible Preferred stock, net of subscription receivable of $401,065; par value $.001; liquidation preference $.70 per share; 5,000,000shares authorized; 2,000,000 and 0 shares issued and outstanding	998,935	--

Minority interest	12,837	91,571

Stockholders’ equity
Common stock; par value $.001, 50,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	573,699	507,863
Accumulated other comprehensive income	53,523	--
Total stockholders’ equity	1,716,429	1,597,070

Total liabilities and stockholders’ equity	$4,972,608	$4,460,985

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2005	2004
	(Restated)	(Restated)

Revenues
Sales revenues	$2,243,047	$2,102,219
Cost of goods sold	1,101,298	829,099
Gross profit	1,141,749	1,273,120

Operating expenses
Advertising	34,797	3,490
Bad debt expense	250,171	165,766
Other selling expenses	21,626	88,252
Salaries and benefits	360,232	284,664
Depreciation and amortization	30,311	27,104
Other general and administrative expenses	261,648	263,046
Total operating expenses	958,785	832,322

Net operating income	182,964	440,798
Other income (expense)	(102,108)	(29,013)
Interest expense	(21,155)	--
Income (loss) on equity investments	10,590	408
Total other income (expense)	(112,673)	(28,605)

Income before taxes and minority interest	70,291	412,193
Provision for income taxes	1,332	1,617
Income before minority interest	68,959	410,576
Minority interest in (income)/loss of subsidiaries	4,237	(1,840)
Income from continuing operations	73,196	408,736

Income (Loss) from operations of disposed subsidiaries	(215)	475
Gain (Loss) on disposal of subsidiaries	(145)	80,945
Net income (loss) from discontinued operations	(360)	81,420

Net income	$72,836	$490,156
Foreign currency translation adjustment	53,323	--
Comprehensive income	$126,159	$490,156

Basic earnings per common share:
From continuing operations	$0.01	$0.04
From discontinued operations	$(0.00)	$0.01
From net income	$0.01	$0.05

Diluted earnings per common share:
From continuing operations	$0.01	$0.04
From discontinued operations	$(0.00)	$0.01
From net income	$0.01	$0.05

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,300,160

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Restated)

	Preferred Stock		Common Stock		Additional Paid In	Retained	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2004	--	$--	1,373,823	$1,374	$59,012	$17,707	$--	$78,093
--
Increase in registered capital					1,026,571	--	--	1,026,571
Stock issued for services prior to recapitalization October 29			1,125,000	1,125	1,125	--	--	2,250
Shares issued in merger December 30			6,800,000	6,800	(6,800)	--	--	--
Net income for the year			--	--	--	491,996	--	491,996
Net income - minority interest	--	--	--	--	--	(1,840)	--	(1,840)
Balance December 31, 2004			9,298,823	9,299	1,079,908	507,863	--	1,597,070

Net income for the year						72,836		72,836
Accrued preferred dividends						(7,000)		(7,000)
Currency translation adjustment	--	--	--	--	--	--	53,323	53,323
Balance December 31, 2005	--	$--	$9,298,823	$9,299	$1,079,908	$573,699	$53,323	$1,716,429

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004
	(Restated)

Cash flows from operating activities:
Net income	$72,836	$490,156
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	30,312	27,137
Provision for allowance on receivables	250,171	165,766
Inventory reserves	--	111,092
Stock issued for services	--	2,250
Loss from unconsolidated subsidiaries	21,155	--
Minority interest	(4,237)	1,840
Loss (Gain) on disposal of subsidiary	145	(80,945)
Changes in operating assets and liabilities:
Trade receivables	(621,441)	(1,333,002)
Other receivables	(454,613)	(380,590)
Vendor deposits	(48,656)	(129,606)
Prepaid expenses	(3,387)	(56,471)
Inventories	256,727	(782,177)
Trade payables	(141,081)	904,428
Accrued liabilities	29,784	(148,231)
Other payables	(32,338)	195,567
Taxes payable	(44,657)	87,535
Customer deposits	(206,981)	409,944
Accrued employee benefits	28,480	21,448
Net cash used in operations	(867,781)	(493,859)

Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(99,490)	--
Related party receivables	37,325	(79,046)
Proceeds from sale of subsidiary	73,863	172,283
Purchase of intangible asset	(2,808)	--
Purchase of property and equipment	(23,144)	(121,948)
Net cash used in investing activities	(14,254)	(28,711)

Cash flows from financing activities:
Related party payables	(328,413)	332,339
Repayments on short-term notes payable	--	(63,960)
Proceeds from short term loans	361,315	314,009
Proceeds from sale of preferred stock	998,935	--
Net cash provided by financing activities	1,031,837	582,388

Effect of rate changes on cash	59,293	--

Increase in cash and cash equivalents	209,095	59,818

Cash and cash equivalents, beginning of period	64,272	4,454
Cash and cash equivalents, end of period	$273,367	$64,272

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,108	$20,458
Cash paid for income taxes	$1,617	$--
Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$--	$2,250
Inventory and intangibles acquired in business combination	$--	$1,026,571
Accrual of preferred stock dividend	$7,000	$--

See notes to consolidated financial statements.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Shineco, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware as Supcor, Inc. On December 30, 2004 the Company acquired all of the outstanding stock of Beijing Tenet Jove Technological Development Co., Ltd. (“Beijing Tenet Jove”) in exchange for stock of the Company. The stock exchange agreement is subject to the approval of the Chinese government, and the approval has not yet been received from the PRC government and until such approval is received the ownership of Beijing Tenet Jove by Shineco is legally unenforceable in the PRC, but the Company is confident that such approval will be received. The consolidated results of operations are primarily those of Beijing Tenet Jove and its consolidated subsidiaries.

Beijing Tenet Jove was incorporated on December 16, 2003 under the laws of the People’s Republic of China (the PRC). In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (US).

The Company primarily manufactures and sells (1) Far Infrared Therapeutic Clothing and Textile Products, (2) Apocynum-based Nutritional Supplements, and (3.) FIR Multi-functional Therapeutic Devices, which are innovative therapeutic products for complementary treatment of both acute and chronic health concerns. By incorporating traditional Chinese medical methodology with modern bio-technology, we have developed and commercialized over 100 products under our brand name of “天益Tenethealth®”, which means “Benefit from Nature.”

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations (through the date of sale) of subsidiaries that have been sold are included in income (loss) from discontinued operations. The Company’s subsidiaries during the years ended December 31, 2005 and 2004 are as follows:

Subsidiary Name	Date Acquired	Date Sold	Ownership %
Tian Yi Hua Tai, Tianjin	April 27, 2004	n/a	90%
Tian Bai	December 16, 2003	October 18, 2004	100%
Haer Bin	January 12, 2004	July 27, 2004	51%
QiQiHaer	January 14, 2004	November 12, 2005	55%
Nan Jing	February 13, 2004	November 10, 2005	51%

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $86,226 and $165,766 at December 31, 2005 and 2004, respectively.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to third parties. The balances due to the Company were $275,138 and $324,426 net of bad debt allowance of $208,651 and $0 at December 31, 2005 and 2004, respectively.

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

If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts. Inventories consisted of the following:

	December 31, 2005	December 31, 2004

Raw materials	628,095	456,914
Packaging materials	--	105,829
Sub-contracting materials	--	293,658
Production costs	--	10,641
Work in progress	69,449	--
Finished products	1,323,192	1,549,560
Obsolescence reserve	(113,980)	(111,092)
Totals	1,906,756	2,305,510

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

REVENUE RECOGNITION

Revenues are recognized as earned when the following four criteria are met: (1) a customer issues purchase orders or otherwise agrees to purchase products; (2) products are delivered to the customer; (3) pricing is fixed or determined in accordance with the purchase order or agreement; and (4) collectibility is reasonably assured. The Company sells its products primarily at the wholesale level and does not allow returns of its products. Consequently, no reserve for future returns has been established.

The Company has agreements with distributors for the territorial marketing of its products. No fees are paid to the Company by the distributors for such agreements.

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising expense amounted to $34,797, and $3,490 for the years ended December 31, 2005 and 2004, respectively.

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

Currently, the Company has recorded only minimal income taxes and no deferred taxes because it is a high-tech company registered in Chinese Zhongguancun Science Park. In China, high-tech companies are encouraged to promote their technologies to the market, so the Company is exempted from income tax for its first three years.

EARNINGS PER SHARE

Basic earnings per common share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options, warrants and conversion features attached to preferred stock or debt.

The Company issued convertible preferred stock on December 1, 2005, but no exercise can be made until after one year from issue, and then only if there is a public market for the common stock of the Company. At December 31, 2005 there were no exercisable conversion rights attached to the preferred stock.

The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

	Year ended December 31,
	2005	2004

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations	73,196	408.736
Accrued dividend on Series A Preferred stock	(7,000)	--
Income from continuing operations available to common shareholders	66,196	408,736
Income (loss) from discontinued operations	(360)	81,420
Net income to common stockholders	$65,836	$490,156

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
EPS - Basic from continuing operations	$0.01	$0.04
EPS - Basic from discontinued operations	$(0.00)	$0.01
EPS - Basic	$0.01	$0.05

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
Exercisable warrants	--	1,337
Series A Preferred stock conversion rights	--	--
Weighted average common shares and warrants outstanding	9,298,823	9,300,160
EPS - Fully diluted from continuing operations	$0.01	$0.04
EPS - Fully diluted from discontinued operations	$(0.00)	$0.01
EPS - Fully diluted	$0.01	$0.05

4. BUSINESS COMBINATIONS

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

On February 13, 2004 Nan Jing was established in the PRC as a 51% owned subsidiary of Beijing Tenet Jove. At the inception of Nan Jing, Beijing Tenet Jove contributed 408,000 RMB ($49,275) as 51% of the registered capital of Nan Jing and recorded it as an investment in subsidiary, which account was eliminated on consolidation.

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

On November 10, 2005 Beijing Tenet Jove sold all of its equity interest in Nan Jing, and on November 12, 2005 Beijing Tenet Jove sold all of its equity interest in QiQiHaer. In aggregate, the Company recognized losses of $145 on the sales of these subsidiaries.

5. COMMON AND PREFERRED STOCK TRANSACTIONS

On March 12, 2004, Beijing Tenet Jove increased its registered capital in the amount of 8,500,000RMB ($1,026,571) thereby requiring its owners to invest additional capital. Inventory and intangibles were contributed in satisfaction of the increase.

Prior to the reverse merger, the Company issued 1,125,000 shares of its common stock for consulting services valued at par, for an aggregate of $2,250.

Pursuant to the reverse merger, the Company issued 6,800,000 shares of its common stock to acquire 100% of Beijing Tenet Jove.

On November 12, 2005 the Company effected a 1:2 reverse stock split. Immediately prior to the split there were 18,597,640 common shares outstanding and immediately following the split there were 9,298,823 common shares outstanding.

On December 1, 2005 the Company issued 2,000,000 shares of Series A Convertible Preferred Stock (“Preferred”) at $.70 per share for an aggregate amount of $1,400,000 less subscriptions receivable of $401,065. The Preferred stock has a par value of $0.001 and a stated value and liquidation preference of $0.70 per share. The Preferred stock bears cumulative dividends at 6% per annum, is redeemable for cash for $0.70 per share plus unpaid dividends at the Company’s option and has a mandatory redemption clause for those same amounts in the case of a change in control. The stock is convertible, after one year from the date of issue, for common stock at 88% of the market price of the common stock on the date of conversion. For every four common shares received upon conversion the converting shareholder is also to receive a warrant to purchase one additional share of common stock at an exercise price of $2.00 per share. The Preferred stockholders are protected from dilution and have voting rights equal to the common shares they would hold as if converted at the time of any vote. The cumulative dividend and redemption features make the Preferred stock more akin to debt than to equity. Accordingly, the redemption value is presented as a liability on the balance sheet. The conversion feature is not detachable and has therefore not been provided with a value separate from the Preferred stock.

6. RELATED PARTY TRANSACTIONS

Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at December 31, 2005 and 2004 are $41,721 and $79,046, respectively.

Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at December 31, 2005 and 2004 are $259,788 and $588,201, respectively.

7. PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following at December 31,

	2005	2004
Machinery and equipment	$27,270	$24,719
Vehicles	52,455	40,302
Office equipment	74,010	65,762
Subtotal	153,735	130,783
Less: accumulated depreciation	(33,197)	(25,535)
Net property and equipment	$120,538	$105,248

Depreciation expense was $6,880 and $20,671 for years ending December 31, 2005 and 2004, respectively.

8. INVESTMENTS

During 2005, the Company acquired equity interests in eight of its distributors by contributing inventory to such distributors. The Company accounts for these investments using the equity method if the ownership percentage exceeds 20% or if the ownership percentage is less than 20% and significant control is evidenced by significant intercompany sales transactions. Investments where the ownership percentage is less than 20% and significant control is not evident are accounted for at cost. The following table reflects certain information about the Company’s investments in unconsolidated subsidiaries.

Name	Date Acquired	Ownership	Initial Investment	Share of Income/Loss	12/31/05 Investment

Jinan	11/25/2005	25.00%	$48,825	$(9,992)	$38,833
Changchun	10/26/2005	25.00%	13,567	5,312	18,879
Yantai	10/26/2005	25.00%	22,091	(12,222)	9,869
Liaoyang	12/31/2005	25.00%	4,707	--	4,707
Xuzhou	7/26/2005	15.00%	3,609	(316)	3,293
Huaian	7/26/2005	15.00%	3,937	(3,937)	--
Shenyang	9/26/2005	15.00%	263	N/A	263
Shenzhen	12/31/2005	15.00%	2,491	N/A	2,491
Totals			$99,490	$(21,155)	$78,335

9. INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as a purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at December 31, 2005 and 2004 is $29,665 and $6,466, respectively. Amortization expense recognized during 2005 and 2004 is $23,199 and $6,466, respectively.

10. NOTES PAYABLE

Notes payable bear interest between 6.5% and 18% and have maturities between three to twelve months from issue. At December 31, 2005 and 2004, principal balances of notes payable due within a year totaled $675,324 and $314,009, respectively. Accrued interest of $13,447 and $8,555 relating to theses notes was included in other payables at December 31, 2005 and 2004.

11. CUSTOMER DEPOSITS

Customer deposits at December 31, 2005 consist of $202,964 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

12. CONCENTRATIONS

Several of the Company’s distributors each accounted for greater than 5% of total sales in the year ended December 31, 2005. The loss of one or more of these distributors could have a significant adverse affect on the future operating results of the Company. The following table contains certain information with respect to these distributors.

	2005 Sales	Percentage

Changchun	$289,802	12.92%
Jinan	236,347	10.54
Nan Jing	141,360	6.30
QiQiHaer	151,309	6.75
Wulumuqi	454,062	20.24
Xuzhou	317,538	14.16
Totals	$1,590,418	70.91%

13. COMMITMENTS

The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2006	$44,521
2007	59,362
2008	44,521
2009	--
2010	--
Totals	$148,404

14. CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

The Company has not yet received approval from the PRC government regarding the stock exchange agreement whereby the Company acquired Beijing Tenet Jove, and until such approval is received the ownership of Beijing Tenet Jove by Shineco is legally unenforceable in the PRC. It is expected to receive the approval at the beginning of May 2006. The process to obtain such approval consists of: a) filing with the PRC Ministry of Commerce to get approval and certification of the foreign investment company; b) filing with the State Development and Reformation Committee which is responsible for foreign investment projects; and c) filing with the State Administration of Foreign Exchange to get the foreign exchange registration certificate. The Company has filed the required documents and is currently waiting for the approvals.

15. STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. None of these warrants was outstanding at December 31, 2005.

16. NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid employee compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

17. RESTATEMENT

Subsequent to the issuance of the financial statements, management discovered an error related to the presentation of a trademark right. The result of the restatement is that trademark right previously reported as an other receivable is correctly reported as an intangible asset. The company now has made corrections and amortization.

Also subsequent to the issuance of the financial statements, management reevaluated its calculations of the provision for bad debts. The company found that uncollectible receivables had not been adequately provided for, so it increased the provision for bad debts accordingly.

Accordingly, consolidated balance sheets, statement of operations and statements of cash flows have been revised as follows:

	Year ended December 31,
	Restated	Original
	2005	2005

ASSETS

Current assets
Cash and cash equivalents	$273,367	$273,367
Trade receivables, net	1,906,004	1,906,004
Other receivables	275,138	651,060
Vendor deposits	178,262	178,262
Prepaid expenses	29,813	29,813
Inventories	1,906,756	1,906,756
Total current assets	4,569,340	4,945,262

Property, plant and equipment, net	120,538	120,538
Related party receivables	41,721	41,721
Investment in unconsolidated subsidiaries	78,335	78,335
Intangibles, net	162,674	22,144
Total assets	$4,972,608	$5,208,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	$882,609	$882,609
Related party payables	259,788	259,788
Accrued liabilities	41,356	41,356
Other payables	84,167	84,167
Notes payable	675,324	675,324
Taxes payable	41,271	41,271
Customer deposits	202,964	202,964
Accrued employee benefits	49,928	49,928
Accrued dividends on preferred stock	7,000	7,000
Total current liabilities	2,244,407	2,244,407
Series A Convertible preferred stock, net of subscription receivable of $401,065; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding	998,935	998,935

Minority interest	12,837	12,837

Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	573,699	811,560
Accumulated other comprehensive income	53,523	51,054
Total stockholders' equity	1,716,429	1,951,821

Total liabilities and stockholders' equity	$4,972,608	$5,208,000

	Year ended December 31,
	Restated	Original
	2005	2005
Revenues
Sales revenues	$2,243,047	$2,243,047
Cost of goods sold	1,101,298	1,101,298
Gross profit	1,141,749	1,141,749

Operating expenses
Advertising	34,797	34,797
Bad debt expense	250,171	39,283
Other selling expenses	21,626	21,626
Salaries and benefits	360,232	360,232
Depreciation and amortization	30,311	8,428
Other general and administrative expenses	261,648	261,648
Total operating expenses	958,785	726,014
Operating income	182,964	415,735

Other income (expense)
Interest expense	(102,108)	(102,108)
Income (loss) on equity investments	(21,155)	(21,155)
Other	10,590	10,590
Total other income (expense)	(112,673)	(112,673)
Income before taxes and minority interest	70,291	303,062

Provision for income taxes	1,332	1,332
Income before minority interest	68,959	301,730

Minority interest in (income)/loss of subsidiaries	4,237	4,237
Income from continuing operations	73,196	305,967

Income (loss) from operations of disposed subsidiaries	(215)	(215)
Loss (gain) on disposal of subsidiaries	(145)	(145)
Net income (loss) from discontinued operations	(360)	(360)

Net income	$72,836	$305,607

Foreign currency translation adjustment	53,323	51,054

Comprehensive income	$126,159	$356,661

Basic earnings (loss) per common share:
From continuing operations	$0.01	$0.03
From discontinued operations	$(0.00)	$(0.00)
From net income	$0.01	$0.03

Diluted earnings (loss) per common share:
From continuing operations	$0.01	$0.03
From discontinued operations	$(0.00)	$(0.00)
From net income	$0.01	$0.03

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,298,823

	Year ended December 31,
	Restated	Original
	2005	2005

Cash flows from operating activities:
Net income	$72,836	$305,607
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	30,312	8,429
Provision for allowance on receivables	250,171	39,283
Loss from unconsolidated subsidiaries	21,155	21,155
Minority interest	(4,237)	(4,237)
Loss (gain) on disposal of subsidiary	145	145
Changes in operating assets and liabilities:
Trade receivables	(621,441)	(621,441)
Other receivables	(454,613)	(454,613)
Vendor deposits	(48,656)	(48,656)
Prepaid expenses	(3,387)	(3,387)
Inventories	256,727	256,727
Trade payables	(141,081)	(141,081)
Accrued liabilities	29,784	29,784
Other payables	(32,338)	(32,338)
Taxes payable	(44,657)	(44,657)
Customer deposits	(206,981)	(206,981)
Accrued employee benefits	28,480	28,480
Net cash used in operations	(867,781)	(867,781)

Cash flows from investing activities:
Investment in unconsolidated subsidiaries	(99,490)	(99,490)
Related party receivables	37,325	37,325
Proceeds from sale of subsidiary	73,863	73,863
Purchase of intangible assets	(2,808)	(2,808)
Purchase of property and equipment	(23,144)	(23,144)
Net cash used in investing activities	(14,254)	(14,254)

Cash flows from financing activities:
Related party payables	(328,413)	(328,413)
Proceeds from short term loans	361,315	361,315
Proceeds from sale of preferred stock	998,935	998,935
Net cash provided by financing activities	1,031,837	1,031,837

Effect of rate changes on cash	59,293	59,293

Increase in cash and cash equivalents	209,095	209,095

Cash and cash equivalents, beginning of period	64,272	64,272
Cash and cash equivalents, end of period	$273,367	$273,367

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants or disagreements with our accountants on accounting matters or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Controls. As of December 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of December 31, 2005, with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of December 31, 2005, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position(s) Held

Yuying Zhang	55	Chairman & CEO
Dan Liu	33	Director & CFO
Weixing Yin	48	Director
Shuanpeng Tian	55	Director
Xiaoguang Zhang	56	Director
Lin Wen	27	Secretary

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Yuying Zhang: Chairman and CEO of Shineco, Inc.; Chairman and CEO of Beijing Tenet-Jove Technological Development Co., Ltd.

Mr. Zhang has been the Chairman and CEO of Shineco since 2004; he also served as chairman and CEO of Tenet-Jove since 2003. From 1995 until 2003, he worked as a general manager of Tianjin Balas Technological Development Co., Ltd. Prior to that, he worked as the vice-superintendent of Xi’an Herbal Medicine Multi-Subject Academy. Mr. Zhang received a Bachelor Degree in Chinese Language and Literature from the China Central Radio and Television University. He also holds the title of senior economist.

Mr. Zhang has 20 years of experience operating high tech enterprises; he has successfully organized and led several large-scale medical technology corporations. His experience extends to comprehensive management of R&D and production, promotion and marketing of medicines and health care products.

Liu Dan: Director & CFO of Shineco, Inc.; CFO of Beijing Tenet-Jove Technological Development Co., Ltd.

Ms. Liu, age 33, has been a director and CFO of Shineco and Tenet-Jove since 2005. Also, Ms Liu has been the Chief Financial Officer of Beijing Tenet-Jove Technological Development Co., Ltd. since December 2005. Her duties are to direct and oversee all financial activities of the company, including preparation of current financial reports, financial summaries, and forecasts for future business growth, as well as providing accurate and complete financial information for decision making. She is also in charge of financial work related to fund-raising and obtaining listing or quotation of the Company’s securities in the US securities markets. Ms. Liu has 12 years of experience in economics and financial affairs.

Prior to joining Shineco, Ms. Liu was CFO of Shenzhen Aerospace Information Co., Ltd., from August 2004 to December 2005. From September 2002 to July 2004, she was a full time student at China Renmin University studying for her Master’s degree in Financial Management. Prior to this, Ms. Liu served as Vice President at YantaLu Sub-Branch, Shaanxi Branch, Bank of China from May 2002 to September 2002. Ms. Liu also received her Bachelor’s degree in Economics from Shanghai Financial and Economic University. She is a Chinese Certified Public Accountant, Chinese Evaluator of Registered Capital, and holds the title of economist.

Weixing Yin: Director of Shineco, Inc.; Vice Chairman of Beijing Tenet-Jove Technological Development Co., Ltd.

Mr. Yin has been the Vice-President and Director of Shineco since 2004; he has also served as deputy chairman of Tenet-Jove from 2003 to present. As a principal investor in Tenet-Jove, Mr. Yin has devoted himself to corporate long-term strategy and development layout. He is in charge of business expansion and corporate public relations. Prior to joining Shineco and Tenet-Jove he was the general manager of Beijing Superstar Culture and Communication Company continuously since 1994.

Mr. Yin graduated from the Beijing University of Art with a Bachelor Degree in Chinese Literature. He is a professional writer adept at media event planning and media public relations. Mr. Yin has successfully organized many large TV shows and programs in China, such as the first “China 3.15 Consumers Day Shows,” “China 21st Century Senior Round Table Conference,” and the “Great Yaluzangbu Canyon Scientific Excursion.”

Shuangpeng Tian: Director of Shineco, Inc.; Director of Beijing Tenet-Jove Technological Development Co., Ltd.

Mr. Shuangpeng Tian, age 55, has been the Vice Board Chairman of Beijing Tenet-Jove Technological Development Co., Ltd. since December 2003 and director of Tianjin Tenethealth Technological Development Co., Ltd. since July 2003. His responsibilities at Shineco include participating in corporate decision making as a member of the Board of Directors. Concurrent with his positions with Shineco, Inc. and Beijing Tenet-Jove Technological Development Co., Ltd., Mr. Tian has also served as Vice Chairman of Tianjin Kinghealth Technological Development Co., Ltd. since December 2003. From August 1994 to April 2006, he served as General Manager of Renqiu Electric Power Company Hebei Province. Mr. Tian received his Bachelor’s degree in Electronic Engineering from Xi'an JiaoTong University.

Xiaoguang Zhang: Director of Shineco, Inc.

Concurrent with his position at Shineco, Mr. Xiaoguang Zhang, age 56, has also served as President of Beijing ZhongMeiRongGuang Investment Consulting Co., Ltd. from November 2003 to present. From August 2000 to November 2003, Mr. Zhang was Vice President of Dongfang Haoyu Investment Group in charge of investment services. From April 1992 to August 2000, Mr. Zhang served as the Supervising Department Director of the Industrial and Commercial Bank of China.

Mr. Zhang has over 20 years of experience in dealing with securities and financing transactions. His responsibilities at Shineco are establishing current and long-range goals, objectives, plans and policies, overseeing the adequacy and soundness of the organization’s financial structure, and managing day-to-day business development of the Company.

Lin Wen: Corporate Secretary of Shineco, Inc.

Ms. Lin Wen has served as Corporate Secretary of Shineco, Inc. and Director of Administration and Management of Beijing Tenet Jove Technological Development Co., Ltd. since January 2004. From July 2002 to December 2003, she worked as Director of the general office of Sales at Shandong Chenming Paper Holdings Ltd., and from July 2000 to June 2002 as assistant to the general manager of Hangzhou Wahaha Group Co., Ltd. Ms. Wen received a bachelor's degree in Economics from Chongqing University in 2000.

Compliance with Section 16(a) of the Exchange Act

The above-named officers and directors of the Company were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time they acquired their ownership in the Company’s stock.

ITEM 10. EXECUTIVE COMPENSATION

As of December 31, 2005, none of the Company’s executive officers or directors currently serving as such had annual compensation which exceeded US$100,000 in any of the last three fiscal years.

Other than reimbursement for expenses, no officer or director received any remuneration from the Corporation during the fiscal year ended December 31, 2005, except for Yuying Zhang, who received annual compensation of $11,600. Directors of the Company do not receive any compensation. The Company has no stock options, retirement pension or profit-sharing program for the benefit of directors, officers, or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the end of the Company’s most recent fiscal year, the number of shares of common stock owned of record, and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

1.1 Name	1.2 Address	Number of Shares	1.3 Percentage
Yuying Zhang	Suite 1203, Dingxiang Garden of Wanke Xincheng, Xin Yibai Avenue, Beichen District, Tianjin, China, PC: 300402	2,715,148	29.20%
Min Zhao	Suite 1203, Dingxiang Garden of Wanke Xincheng, Xin Yibai Avenue, Beichen District, Tianjin, China, PC: 300402	1,810,099	19.47%
Shuangpeng Tian	Electric Power Bureau of Renqiu City, Hebei Province, China, PC:062550	1,176,564	12.65%
Guocong Zhou	Suite 233, 5 Nongfengli, North Chaoyang Street, Chaoyang District, Beijing, China, PC: 100020	1,176,564	12.65%
Weixing Yin	Suite 1704, Building 1, Modern City, 88 Jianguo Street, Chaoyang District, Beijing, China, PC: 100022	814,545	8.76%
Li Shi	Suite 401, Entrance 2, Building 26, Dinghuisi Dongli, Haidian District, Beijing, China, PC: 100036	814,545	8.76%
Guiqing Liu	Suite 10, Entrance 7, 7 Fenzi Hutong, Xicheng District, Beijing, China, PC: 100032	543,030	5.84%
All officers and directors as a group (3 persons)		4,706,257	50.61%

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

(b) We filed a report on Form 8-K for the quarter ended December 31, 2004 on December 9, 2004.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Child, Van Wagoner & Bradshaw, PLLC provided audit services to us for our annual reports for the fiscal years ended December 31, 2005 and 2004.The aggregate fees billed by them for the 2005 audit of our annual financial statements and review of financial statements included 10-QSBs was approximately $22,500 and $2,500, respectively.

Audit-Related Fees

There were no fees billed in 2005 for professional services that are reasonably related to the audit or review of our financial statement that are not covered in the Audit Fees disclosure above.

Tax Fees

There were no fees billed for the year 2005 for professional services rendered by our auditors for tax advice and planning.

All Other Fees

There were no fees billed for the year 2005 for professional services rendered by our auditors for all other services not disclosed above.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2007

SHINECO, INC.

________________________
By: Yuying Zhang
Chairman, CEO, and Principal Executive Officer

________________________
By: Dan Liu
CFO and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Yuying Zhang,
Director, CEO and President

By: Dan Liu,
Director, CFO

By: Weixing Yin, Diector

By: Shuangpeng Tian, Director

By: Xiaoguang Zhang, Director