Form 10QSB
period 2006-03-31
SHINECO, INC.
filed 2007-06-06
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(0086) 10-58693011
Issuer's telephone number

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding April 30, 2006
Common Stock ($.001 par value)	9,298,823

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This quarterly report contains the required audited financial statements. We are not required to deliver a quarterly report to security holders and will not voluntarily deliver a copy of the quarterly report to security holders, except in connection with our annual meeting of shareholders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

SHINECO, INC.
Form 10-QSB

For the Quarterly Period Ended March 31, 2006

Table of Contents

Page No.

Cautionary Statement and Risk Factors that May Affect Future Results

PART I

ITEM 1.	Selected Financial Statements
Balance Sheet – March 31, 2006 (unaudited)
Statements of Operations – Three Months Ended March 31, 2006 and 2005 (unaudited)
Statements of Cash Flows – Three Months Ended March 31, 2006 and 2005 (unaudited)
Notes to Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis and Plan of Operation

ITEM 3.	Controls and Procedures

PART II

ITEM 1.	Legal Proceedings

ITEM 2.	Changes in Securities

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

Signatures

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS: Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27 A of the Securities Exchange Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's business and growth strategies and (ii) the Company's financing plans.

You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may differ from forward-looking statements.

RISK FACTORS: Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

•	Shineco’s success depends heavily upon the continued active participation of our President, Yuying Zhang, and our Director Weixing Yin;
•	our stock is subject to the Penny Stock rules, which impose additional requirements and suitability standards on stock buyers; these rules may decrease the market’s interest in our stock;
•	actions by competitors that negatively affect us—the Chinese herbal remedy market is extremely competitive, and we face competition from a number of larger, better-funded companies;
•	our business depends upon continuing product development and technological change; if we cannot keep up with technological change, we could suffer financial losses;
•	we depend heavily on our proprietary technology; if we cannot protect our patents and proprietary rights, we may lose business;
•	we do the large majority of our business in China; if the Chinese economy slows down, our business could slow down as well;
•	the uncertain legal environment in China could limit the legal protections available to you;
•	the effects of weather and natural disasters or widespread public health problems, including the avian flu, could negatively affect our business and results of operations;
•	changes in China’s political and economic policies could hurt our business;
•	restrictions on currency exchange may limit our ability to receive or use our revenues effectively;
•	the value of our securities will be affected by the foreign exchange rate between U.S. dollars and the Chinese renminbi;
•	the market price for our common stock (if one ever develops) will likely be very volatile;
•	stockholders could experience substantial dilution if we issue more stock to raise more money;
•	a large portion of our common stock is controlled by a small number of stockholders who in effect control our business, which means you will have little or no influence on our business;
•	there is no established market for our stock, so you may never be able to sell your shares;
•	we have never paid dividends and do not intend to pay dividends for the foreseeable future, given our need to retain earnings to finance the development and expansion of our business;
•	the risk that you will never see a return on your investment, and the stock may become worthless;
•	other risks or uncertainties described elsewhere in this report and in other reports we have filed and will file with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.  Except to the extent required by the federal securities laws, Shineco and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.                                                      SELECTED FINANCIAL STATEMENTS

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$87,443	$273,367
Trade receivables, net	1,338,571	1,906,004
Other receivables	219,235	275,138
Vendor deposits	821,109	178,262
Prepaid expenses	128,985	29,813
Inventories	2,013,707	1,906,756
Total current assets	4,609,050	4,569,340

Property, plant and equipment, net	177,082	120,538
Related party receivables	19,367	41,721
Investment in unconsolidated subsidiaries	80,286	78,335
Intangibles, net	156,817	162,674
Total assets	$5,042,602	$4,972,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	967,828	$882,609
Related party payables	199,367	259,788
Accrued liabilities	21,242	41,356
Other payables	78,780	84,167
Notes payable	663,552	675,324
Taxes payable	24,438	41,271
Customer deposits	207,228	202,964
Accrued employee benefits	87,902	49,928
Accrued dividends on preferred stock	28,000	7,000
Total current liabilities	2,278,337	2,244,407

Series A Convertible preferred stock, net of subscription receivable of $401,065; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding	998,935	998,935
Total liabilities	3,277,272	3,243,342

Minority interest	13,285	12,837

Stockholders' equity
Common stock: par value $.001; 25,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	606,504	573,699
Accumulated other comprehensive income	56,334	53,523
Total stockholders' equity	1,752,045	1,716,429

Total liabilities and stockholders' equity	$5,042,602	$4,972,608

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
	2006	2005
		Restated

Revenues
Sales revenues	$444,048	$532,474
Cost of goods sold	172,568	225,834
Gross profit	271,480	306,640

Operating expenses
Other selling expenses	33,026	25,609
Other general and administrative expenses	162,375	153,428
Total operating expenses	195,401	179,037

Net operating income	76,079	127,603

Other income (expense)
Interest expense	$(19,523)	$(22,461)
Income(loss)on equity investments	(2,290)	--
Other	(1,619)	235
Total other income (expense)	(23,432)	(22,226)

Income before taxes and minority interest	52,647	105,377

Provision for income taxes	--	(1,007)

Income before minority interest	52,647	104,370

Minority interest in loss (income) of subsidiaries	1,158	--
Income from continuing operations	53,805	104,370

Income from operations of disposed subsidiaries	--	75
Net income from discontinued operations	--	75

Net income	$53,805	$104,445

Foreign currency translation adjustment	2,811	--

Comprehensive income	$56,616	$104,445

Basic earnings (loss) per common share:
From continuing operations	$0.00	$0.01
From discontinued operations	$--	$--
From net income	$0.00	$0.01

Diluted earnings (loss) per common share:
From continuing operations	$0.00	$0.01
From discontinued operations	$--	$--
From net income	$0.00	$0.01

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,300,160

See Notes to Consolidated Financial Statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
		Restated
Cash flows from operating activities:
Net income	$53,805	$104,445
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	10,425	11333
Minority interest	(1,606)	(138)
Changes in operating assets and liabilities:
Trade receivables	550,932	44,691
Other receivables	25,903	(143,612)
Vendor deposits	(642,847)	(69,011)
Prepaid expenses	(99,172)	24,275
Inventories	(106,951)	(117,289)
Trade payables	85,219	(13,667)
Accrued liabilities	(20,114)	64,949
Other payables	(4,939)	1,019,333
Taxes payable	(16,833)	(64,651)
Customer deposits	4,264	(36,862)
Accrued employee benefits	37,974	--
Net cash provided by (used in) operations	(123,940)	823,796

Cash flows from investing activities:
Purchase of property and equipment	(4,500)	(5,870)
Related party receivable	11,898	--
Net cash provided by (used in) investing activities	7,398	(5,870)

Cash flows from financing activities:
Related party payables	(60,421)	79,046
Repayments on short-term notes payable	(11,772)	(588,201)
Proceeds from short term loans	--	(314,009)
Net cash provided by (used in) financing activities	(72,193)	(823,164)

Effect of rate changes on cash	2,811	--

Decrease in cash and cash equivalents	(185,924)	(5,238)

Cash and cash equivalents, beginning of period	273,367	64,272
Cash and cash equivalents, end of period	$87,443	$59,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,523	$22,461
Cash paid for income taxes	$--	$65,658

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividends accrued but not paid	$21,000	$--
Office furnishings purchased with debt	$56,250	$--

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

The accompanying consolidated financial statements include the accounts of the Company and its 90% owned subsidiary, Tianjin Tenet Health.

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $110,080 and $86,226 at March 31, 2006 and December 31, 2005, respectively. Bad debt expense recognized during the first quarter of 2006 and whole year of 2005 was $23,854 and $79,540, respectively.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to third parties. The balances due to the Company were $219,235 and $275,138 at March 31, 2006 and December 31, 2005, respectively.

INVENTORIES

Inventories consist of raw materials, packaging materials, sub-contracting materials, production costs, and finished products. The inventories are valued at the lower of cost (first-in, first-out method) or market. The balances of the Company were $2,013,707 and $ 1,906,756 at March 31, 2006 and December 31, 2005, respectively.

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

Property and equipment are depreciated over their estimated useful lives as follows:

Machinery and equipment	10 years
Vehicles	7 years
Office equipment	7 years
Office furnishings	5 years

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

EARNINGS PER SHARE

Basic earnings per common share ("EPS") are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options, warrants and conversion features attached to preferred stock or debt.

The Company issued convertible preferred stock on December 1, 2005, but no exercise can be made until after one year from issue, and then only if there is a public market for the common stock of the Company. At March 31, 2006 there were no exercisable conversion rights attached to the preferred stock.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

4.           COMMON AND PREFERRED STOCK TRANSACTIONS

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

5.           RELATED PARTY TRANSACTIONS

Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at March 31, 2006 and December 31, 2005 are $19,367 and $41,721, respectively.

Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at March 31, 2006 and December 31, 2005 are $199,367 and $259,788, respectively.

6.           PROPERTY, PLANT AND EQUIPMENT

The balances of Property, plant and equipment net were $177,082 and $120,538 at March 31, 2006 and December 31, 2005, respectively.

	March 31, 2006	December 31, 2005
Machinery and equipment	$27,394	$27,270
Vehicles	52,693	52,455
Office equipment	78,510	74,010
Office furnishings	56,250	--
Subtotal	214,847	153,735
Less: accumulated depreciation	(37,765)	(33,197)
Net property and equipment	$177,082	$120,538

Depreciation expense was $4,568 and $7,662 for the first quarter of 2006 and the whole year of 2005, respectively.

7.           INVESTMENTS

During 2005 and 2006, the Company acquired equity interests in eight of its distributors by contributing inventory to such distributors. The Company accounts for these investments using the equity method if the ownership percentage exceeds 20% or if the ownership percentage is less than 20% and significant control is evidenced by significant intercompany sales transactions. Investments where the ownership percentage is less than 20% and significant control is not evident are accounted for at cost. The following table reflects certain information about the Company’s investments in unconsolidated subsidiaries.

	Date		Initial	Share of	Date	03/31/06
Name	Acquired	Ownership	Investment	Income/Loss	Withdrawal	Investment
Jinan	11/25/2005	25.00%	$48,825	$(10,250)		$38,575
Changchun	10/26/2005	25.00%	13,567	7,943		21,510
Yantai	10/26/2005	25.00%	22,091	(12,222)		9,869
Liaoyang	12/31/2005	25.00%	4,707	(2,814)		1,893
Xuzhou	7/26/2005	15.00%	3,609	(785)		2,824
Huaian	7/26/2005	15.00%	3,937	(3,937)	1/4/2006	--
Shenyang	9/26/2005	15.00%	263	N/A		263
Shenzhen	12/31/2005	15.00%	2,491	N/A		2,491
Qiqihaer	1/4/2006	19.00%	4,241	(1,380)		2,861
Totals			$103,731	$(23,445)		$80,286

8.           INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as a purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at March 31, 2006 and December 31, 2005 is $35,765 and $29,908 respectively. Amortization expense recognized during the first quarter of 2006 and whole year of 2005 is $5,857 and $7,018, respectively.

9.           CUSTOMER DEPOSITS

Customer deposits at March 31, 2006 consist of $207,228 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

10.           COMMITMENTS

The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2006	$44,521
2007	59,362
2008	44,521
2009	--
2010	--
Totals	$148,404

11.           CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

12. STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. None of these warrants was outstanding at March 31, 2006.

13.           NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The impact of adopting SFAS 156 was not material to our consolidated results of operations and financial condition.

14.           RESTATEMENT

Subsequent to the issuance of the March 31, 2005 financial statements, management reevaluated its presentation relate to trademark right. The result of the restatement is that trademark right on the other receivable should be adjustment to intangible. The company now has made corrections and amortization.

Also subsequent to the issuance of the financial statements, management reevaluated its presentation of discontinued operations. The operations of discontinued subsidiaries were previously reported as continuing operations. Management has determined that since the operations and cash flows of the discontinued subsidiaries have been eliminated from the ongoing operations of the Company and the Company will have no significant continuing involvement in their operations, the operations of those subsidiaries should have been included in discontinued operations rather than in continuing operations.

Accordingly, consolidated balance sheets, statement of operations and statements of cash flows have been revised as follows:

	Three months ended March 31,
	Restated	Original
	2005	2005

Revenues
Sales revenues	$532,474	$797,388
Cost of goods sold	225,834	340,631
Gross profit	306,640	456,757

Operating expenses
Other selling expenses	25,609	159,140
Other general and administrative expenses	153,428	164,607
Total operating expenses	179,037	323,747
Operating income	127,603	133,010

Other income (expense)
Interest expense	(22,461)	(22,461)
Income (loss) on equity investments	--	--
Other	235	235
Total other income (expense)	(22,226)	(22,226)
Income before taxes and minority interest	105,377	110,784

Provision for income taxes	1,007	1,007
Income before minority interest	104,370	109,777

Minority interest in (income)/loss of subsidiaries	--	--
Income from continuing operations	104,370	109,777

Income (loss) from operations of disposed subsidiaries	75	138
Loss (gain) on disposal of subsidiaries	--	--
Net income (loss) from discontinued operations	75	138

Net income	$104,445	$109,915

Foreign currency translation adjustment	--	--

Comprehensive income	$104,445	$109,915

Basic earnings (loss) per common share:
From continuing operations	$0.01	$0.01
From discontinued operations	$0.00	$0.00
From net income	$0.01	$0.01

Diluted earnings (loss) per common share:
From continuing operations	$0.01	$0.01
From discontinued operations	$0.00	$0.00
From net income	$0.01	$0.01

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,300,160	9,300,160

	Three months ended March 31,
	Restated	Original
	2005	2005
Cash flows from operating activities:
Net income	$104,445	$109,915
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	11,333	5,863
Minority interest	(138)	(138)
Changes in operating assets and liabilities:
Trade receivables	44,691	44,691
Other receivables	(143,612)	(143,612)
Vendor deposits	(69,011)	(69,011)
Prepaid expenses	24,275	24,275
Inventories	(117,289)	(117,289)
Trade payables	(13,667)	(13,667)
Accrued liabilities	64,949	64,949
Other payables	1,019,333	1,019,333
Taxes payable	(64,651)	(64,651)
Customer deposits	(36,862)	(36,862)
Accrued employee benefits	--	--
Net cash used in operations	823,796	823,796

Cash flows from investing activities:
Related party receivables	--	--
Purchase of property and equipment	(5,870)	(5,870)
Net cash used in investing activities	(5,870)	(5,870)

Cash flows from financing activities:
Related party payables	79,046	79,046
Repayments on short-term notes payable	(588,201)	(588,201)
Proceeds from short term loans	(314,009)	(314,009)
Net cash provided by financing activities	(823,164)	(823,164)

Effect of rate changes on cash	--	--

Increase in cash and cash equivalents	(5,238)	(5,238)

Cash and cash equivalents, beginning of period	64,272	64,272
Cash and cash equivalents, end of period	$59,034	$59,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,461	$22,461
Cash paid for income taxes	$66,658	$66,658

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$--	$--
Inventory and intangibles acquired in business combination	$--	$--

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Results of Operations for Quarter Ended March 31, 2006 Compared to March 31, 2005

The Company's selling, general and administrative expenses for the year ended March 31, 2006, were $189,931 and for the year ended March 31, 2005, were $173,567.

Our operating results are presented on a consolidated basis for the three months ended March 31, 2006, as compared to the same period ended March 31, 2005. The operating results presented in our consolidated financial statements only reflect the Company’s wholesale revenue from its manufacturing subsidiaries to our regional distributors and master franchisees.

Revenue

Our revenues from our wholesale operations for the three months ended March 31, 2006 and 2005 were $444,048 and $532,474 respectively, representing a decrease of approximately 16.6% from the same period in the previous year. Our operating revenues derive mainly from the sale of our healthcare products. Those decreases were mainly attributable to market manager’s adjustment.

We believe that revenues will increase in the next several quarters as a result of planned expansion of production and anticipated increased sales.

Gross Profit Margin

Our gross margin on sales of our products was 61.14% at March 31, 2006 as compared to 57.59% at March 31, 2005. Our gross margin slightly increased in the 2006 period as compared to the previous period in 2005. The increase was mainly due to the slight decrease in the cost of goods sold.

Expenses

Our total operating expenses were $195,401 at March 31, 2006, an increase of 9% compared with total operating expenses of $179,037 at March 31, 2005. The increase was mainly caused by increases in other selling expenses and other general and administrative expenses.

Net Income

Our consolidated net income was $53,805 for the quarterly period ended March 31, 2006 as compared to $104,370 at March 31 of the prior year. The net income rate decreased 7.5 % from 19.6% in March 2005 to 12.1% in March 2006. This decrease was attributable to the increase in other selling expenses and other general and administrative expenses.

Comprehensive Income

Our consolidated comprehensive income for the period ended March 31, 2006 was $56,616, a decrease of 46% from $104,445 at March 31, 2005. The difference between comprehensive income and net income in March 2006 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was $2,811 as of March 31, 2006.

Liquidity and Sources of Capital

At March 31, 2006, our cash and cash equivalents were $87,443. As of March 31, 2006, the Company had inventories of $2,013,707, total current assets of $4,609,050, total current liabilities of $2,278,337 and working capital of $2,330,713, reflecting a current ratio of 2.0 and quick ratio of 1.14, compared to a current ratio of 2.0 and a quick ratio of 1.19 as of March 31, 2005. Our current ratio and quick ratio as of March 31, 2006 were essentially stable compared to those of March 31, 2005.  Our working capital of $2,330,713 as of March 31, 2006 reflected a 0.2 % increase over $2,324,933 as of March 31, 2005.

We generally finance our operations from two sources: cash flow from trade receivables, and operations. Our total shareholders’ equity was $1,752,045 as of March 31, 2006, as compared to $1,716,429 as of December 31, 2005, an increase of $35,616 or 2%.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2006.

As of March 31, 2006, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

ITEM 3.   CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of March 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of December 31, 2005, with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications. Attached to this quarterly report, as Exhibits 31.1 through 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our Disclosure Controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2006, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5 percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the period ended March 31, 2006.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           The Exhibits listed below are filed as part of this Quarterly Report.

Exhibit No.

31.1                      Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2                      Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                      Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)
We filed a report on Form 8-K on January 6, 2006 indicating that our accounting firm had changed its name from Child, Sullivan & Company to Child, Van Wagoner & Bradshaw, PLLC, and at the same time it changed its organizational form from a corporation to a professional limited liability company. As this change in name and organization constituted a change in the legal entity conducting the audit of our company, we disclosed this change in our accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 5, 2007

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