Form 10QSB/A
period 2006-03-31
SHINECO, INC.
filed 2007-06-07
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB/A

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

SHINECO, INC.
Form 10-QSB/A

For the Quarterly Period Ended March 31, 2006

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

Results of Operations for Quarter Ended March 31, 2006 Compared to March 31, 2005

Our operating results are presented on a consolidated basis for the three months ended March 31, 2006, as compared to the same period ended March 31, 2005. The operating results presented in our consolidated financial statements reflect the Company’s wholesale revenue from its manufacturing subsidiaries to our regional distributors.

Revenue

Our revenues from our wholesale operations for the three months ended March 31, 2006 and 2005 were $444,048 and $532,474 respectively, representing a decrease of approximately 16.6% from the same period in the previous year. Our operating revenues derive mainly from the sale of our healthcare products. Those decreases were mainly attributable to reduced market demand.

We believe that revenues will increase in the next several quarters as a result of planned expansion of production and anticipated increased sales.

Gross Profit Margin

Our gross margin on sales of our products was 61.14% for the three months ended March 31, 2006 as compared to 57.59% for the three months ended March 31, 2005. Our gross margin slightly increased in the 2006 period as compared to the previous period in 2005. The increase was mainly due to the slight decrease in the cost of goods sold.

Expenses

Our total operating expenses were $195,401 for the three months ended March 31, 2006, an increase of 9% compared with total operating expenses of $179,037 for the three months ended March 31, 2005. The increase was mainly caused by increases in other selling expenses and other general and administrative expenses.

Net Income

Our consolidated net income was $53,805 for the quarterly period ended March 31, 2006 as compared to $104,370 for the three months ended March 31 of the prior year. The net income rate decreased by 7.5 % from 19.6% for the three months ended March 2005 to 12.1% for the three months ended March 2006. This decrease was attributable to the increase in other selling expenses and other general and administrative expenses.

Comprehensive Income

Our consolidated comprehensive income for the period ended March 31, 2006 was $56,616, a decrease of 46% from $104,445 for the three months ended March 31, 2005. The difference between comprehensive income and net income in March 2006 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was $2,811 for the three months ended March 31, 2006.

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

ITEM 3.   CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of March 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of March 31, 2006, with respect to the effectiveness of our Disclosure Controls.

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