Form 10QSB
period 2006-06-30
SHINECO, INC.
filed 2007-06-15
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding June 30, 2006
Common Stock ($.001 par value)	9,298,823

REPORTS TO SECURITY HOLDERS

We are a reporting company under the requirements of the Securities Exchange Act of 1934 and will file quarterly, annual and other reports with the Securities and Exchange Commission. This quarterly report contains the required unaudited financial statements. We are not required to deliver a quarterly report to security holders and will not voluntarily deliver a copy of the quarterly report to security holders, except in connection with our annual meeting of shareholders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 100 F Street, N.E., Washington, D.C. 20549.

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

SHINECO, INC.
Form 10-QSB

For the Quarterly Period Ended June 30, 2006

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

PART I

ITEM 1.    SELECTED FINANCIAL STATEMENTS

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	December 31, 2005

ASSETS

Current assets
Cash and cash equivalents	$90,109	$273,367
Trade receivables, net	1,497,077	1,906,004
Other receivables	81,840	275,138
Vendor deposits	898,232	178,262
Prepaid expenses	2,530	29,813
Inventories	2,212,259	1,906,756
Total current assets	4,782,047	4,569,340

Property, plant and equipment, net	175,199	120,538
Related party receivables	32,025	41,721
Investment in unconsolidated subsidiaries	60,369	78,335
Intangibles, net	150,960	162,674
Total assets	$5,200,600	$4,972,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	$1,116,748	$882,609
Related party payables	234,444	259,788
Accrued liabilities	56,582	41,356
Other payables	98,786	84,167
Notes payable	707,005	675,324
Taxes payable	18,595	41,271
Customer deposits	77,399	202,964
Accrued employee benefits	65,483	49,928
Accrued dividends on preferred stock	49,000	7,000
Total current liabilities	2,424,042	2,244,407

Series A Convertible preferred stock, net of subscription receivable of $360,793; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding	1,039,207	998,935
Total Liabilities	3,463,249	3,243,342

Minority interest	11,538	12,837

Stockholders' equity
Common stock: par value $.001; 25,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	577,547	573,699
Accumulated other comprehensive income	59,059	53,523
Total stockholders' equity	1,725,813	1,716,429

Total liabilities and stockholders' equity	$5,200,600	$4,972,608

See notes to unaudited consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated

Revenues
Sales revenues	$435,040	$295,251	$879,088	$827,724
Cost of goods sold	150,314	150,908	322,882	376,741
Gross profit	284,726	144,343	556,206	450,983

Operating expenses
Other selling expenses	49,441	40,750	82,467	66,359
Other general and administrative expenses	205,174	190,241	367,549	343,669
Total operating expenses	254,615	230,991	450,016	410,028

Net operating income	30,111	(86,648)	106,190	40,955

Interest expense	(30,966)	(6,893)	(50,489)	(29,354)
Income (loss)on equity investments	(10,423)	--	(12,713)	--
Other	1,538	316	(81)	551
Total other income (expense)	(39,851)	(6,577)	(63,283)	(28,803)

Income before taxes and minority interest	(9,740)	(93,225)	42,907	12,152

Provision for income taxes	--	--	--	(1,007)
Income before minority interest	(9,740)	(93,225)	42,907	11,145

Minority interest in loss (income) of subsidiaries	1,783	975	2,941	975
Income from continuing operations	(7,957)	(92,250)	45,848	12,120

Income(loss) from operations of disposed subsidiaries	--	2,380	--	2,455
Net income(loss) from discontinued operations	--	2,380	--	2,455

Net income (Loss)	$(7,957)	$(89,870)	$45,848	$14,575

Foreign currency translation adjustment	2,725	--	5,536	--

Comprehensive income (Loss)	$(5,232)	$(89,870)	$51,384	$14,575

Basic earnings (loss) per common share:
From continuing operations	$(0.00)	$(0.01)	$0.00	$0.00
From discontinued operations	$--	$--	$--	$--
From net income	$(0.00)	$(0.01)	$0.00	$0.00

Diluted earnings (loss) per common share:
From continuing operations	$(0.00)	$(0.01)	$0.00	$0.00
From discontinued operations	$--	$--	$--	$--
From net income	$(0.00)	$(0.01)	$0.00	$0.00

Denominator for basic earnings per share	9,298,823	9,298,823	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,300,160	9,298,823	9,300,160

See notes to unaudited consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six months ended June 30,
	2006	2005
		Restated

Cash flows from operating activities:
Net income	$45,848	$14,575
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,875	23,317
Minority interest	(1,642)	(975)
Changes in operating assets and liabilities:
Trade receivables	408,927	25,756
Other receivables	154,125	-86,656
Vendor deposits	(719,970)	33,621
Prepaid expenses	27,283	(30,955)
Inventories	(305,503)	(90,863)
Trade payables	234,109	(13,362)
Accrued liabilities	15,226	67,915
Other payables	13,320	1,148,326
Taxes payable	(22,676)	(69,842)
Customer deposits	(125,565)	(208,759)
Accrued employee benefits	15,555	--
Net cash used in operations	(240,088)	812,098

Cash flows from investing activities:
Purchase of property and equipment	(5,011)	(6,933)
Related party receivable	9,696	--
Net cash used in investing activities	4,685	(6,933)

Cash flows from financing activities:
Related party payables	(25,344)	79,046
Repayments on short-term notes payable	--	(588,201)
Proceeds from short term loans	31,681	(314,009)
Proceeds from sale of preferred stock	40,272	--
Net cash provided by financing activities	46,609	(823,164)

Effect of rate changes on cash	5,536	--

Decrease in cash and cash equivalents	(183,258)	(17,999)
Cash and cash equivalents, beginning of period	273,367	64,272
Cash and cash equivalents, end of period	$90,109	$46,273

Supplemental disclosures of cash flow information:
Cash paid for interest	$70,799	$29,354
Cash paid for income taxes	$--	$65,658

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock dividends accrued, but not paid	$42,000	$--
Office furnishings	$56,250	$--

See notes to unaudited consolidated financial statements.

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

The Company primarily manufactures and sells (1) Far Infrared Therapeutic Clothing and Textile Products, (2) Apocynum-based Nutritional Supplements, and (3) FIR Multi-functional Therapeutic Devices, which are innovative therapeutic products for complementary treatment of both acute and chronic health concerns. By incorporating traditional Chinese medical methodology with modern bio-technology, we have developed and commercialized over 100 products under our brand name of “天益Tenethealth®”, which means “Benefit from Nature.”

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. None of the Company’s deposits are insured by the Federal Deposit Insurance Corporation or any other entity of the U.S. government.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $143,788 and $86,226 at June 30, 2006 and December 31, 2005, respectively. Bad debt expense recognized during the first half year of 2006 and whole year of 2005 was $ 57,562 and $ 79,540, respectively.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to third parties. The balances due to the Company were $ 81,480 and $ 275,138 at June 30, 2006 and December 31, 2005, respectively.

INVENTORIES

Inventories consist of raw materials, packaging materials, sub-contracting materials, production costs, and finished products. The inventories are valued at the lower of cost (first-in, first-out method) or market. The balances of the Company were $2,212,259 and $ 1,906,756 at June 30, 2006 and December 31, 2005, respectively.

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company issued convertible preferred stock on December 1, 2005, but no exercise can be made until after one year from issue, and then only if there is a public market for the common stock of the Company. At June 30, 2006 there were no exercisable conversion rights attached to the preferred stock.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Six months ended June 30,
	2006	2005

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations	45,848	12,120
Accrued dividend on Series A Preferred stock	(42,000)	--
Income from continuing operations available to common shareholders	3,848	12,120
Income (loss) from discontinued operations	--	2,455
Net income to common stockholders	$3,848	$14,575

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
EPS - Basic from continuing operations	$0.00	$0.00
EPS - Basic from discontinued operations	$--	$0.00
EPS - Basic	$0.00	$0.00

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
Exercisable warrants	--	1,337
Series A Preferred stock conversion rights	--	--
Weighted average common shares and warrants outstanding	9,298,823	9,300,160
EPS - Fully diluted from continuing operations	$0.00	$0.00
EPS - Fully diluted from discontinued operations	$--	$0.00
EPS - Fully diluted	$0.00	$0.00

4.   COMMON AND PREFERRED STOCK TRANSACTIONS

On November 12, 2005 the Company effected a 1:2 reverse stock split. Immediately prior to the split there were 18,597,640 common shares outstanding and immediately following the split there were 9,298,823 common shares outstanding.

On December 1, 2005 the Company issued 2,000,000 shares of Series A Convertible Preferred Stock (“Preferred”) at $.70 per share for an aggregate amount of $1,400,000 less subscriptions receivable of $360,793. The Preferred stock has a par value of $0.001 and a stated value and liquidation preference of $0.70 per share. The Preferred stock bears cumulative dividends at 6% per annum, is redeemable for cash for $0.70 per share plus unpaid dividends at the Company’s option and has a mandatory redemption clause for those same amounts in the case of a change in control. The stock is convertible, after one year from the date of issue, for common stock at 88% of the market price of the common stock on the date of conversion. For every four common shares received upon conversion the converting shareholder is also to receive a warrant to purchase one additional share of common stock at an exercise price of $2.00 per share. The Preferred stockholders are protected from dilution and have voting rights equal to the common shares they would hold as if converted at the time of any vote. The cumulative dividend and redemption features make the Preferred stock more akin to debt than to equity. Accordingly, the redemption value is presented as a liability on the balance sheet. The conversion feature is not detachable and has therefore not been provided with a value separate from the Preferred stock.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RELATED PARTY TRANSACTIONS

Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at June 30, 2006 and December 31, 2005 are $32,025 and $41,721, respectively.

Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at June 30, 2006 and December 31, 2005 are $234,444 and $259,788, respectively.

6.   PROPERTY, PLANT AND EQUIPMENT

The balances of Property, plant and equipment net were $ 175,199 and $120,538 at June 30, 2006 and December 31, 2005, respectively.

	June 30, 2006	December 31,2005

Machinery and equipment	$28,146	$27,270
Vehicles	54,140	52,455
Office equipment	79,021	74,010
Office furnishings	56,250	-
Subtotal	217,557	153,735
Less: accumulated depreciation	42,358	33,197
Net property and equipment	$175,199	$120,538

Depreciation expense was $ 9,161 and $ 7,662 for years ending June 30, 2006 and whole year of, 2005, respectively.

7.   INVESTMENTS

During 2005 and 2006, the Company acquired equity interests in six of its distributors by contributing inventory to such distributors. The Company accounts for these investments using the equity method if the ownership percentage exceeds 20% or if the ownership percentage is less than 20% and significant control is evidenced by significant intercompany sales transactions. Investments where the ownership percentage is less than 20% and significant control is not evident are accounted for at cost. The following table reflects certain information about the Company’s investments in unconsolidated subsidiaries.

Name	Date Acquired	Ownership	Initial Investment	Share of Income/Loss	Date Withdrawal	Investment Withdrawal	06/30/06 Investment
Jinan	11/25/2005	25.00%	$48,825	$(13,142)			$35,683
Changchun	10/26/2005	25.00%	13,567	1,547			15,114
Yantai	10/26/2005	25.00%	22,091	(12,222)	6/2/2006	9,869	-
Liaoyang	12/31/2005	25.00%	4,707	(1,514)			3,193
Xuzhou	7/26/2005	15.00%	3,609	(1,326)			2,283
Huaian	7/26/2005	15.00%	3,937	(3,937)	1/4/2006		-
Shenyang	9/26/2005	15.00%	263	N/A			$263
Shenzhen	12/31/2005	15.00%	2,491	N/A	6/2/2006	2,491	--
Qiqihaer	1/4/2006	19.00%	7,107	(3,274)			3,833
Totals			$106,597	$(33,868)		$12,360	$60,369

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as a purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at June 30, 2006 and December 31, 2005 is $41,235 and $29,908 respectively. Amortization expense recognized during the first half year of 2006 and the whole year of 2005 is $11,327 and $12,488, respectively.

9.   CUSTOMER DEPOSITS

Customer deposits at June 30, 2006 consist of $77,399 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

12.  STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. None of these warrants was outstanding at June 30, 2006.

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid employee compensation through the issuance of equity securities, no impact is expected on its financial statements.

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

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (or “EITF 06-2”). EITF 06-2 states that if all the conditions of paragraph 6 of FASB 43 are met, compensation costs for sabbatical and other similar benefit arrangements should be accrued over the requisite service period. Paragraph 6 of FASB 43 states that a liability should be accrued for employees’ future absences if the following are met: (a) the employer’s obligation is attributable to employees’ services already rendered; (b) the obligation relates to rights that vest or accumulate; (c) payment of the compensation is probable; and (d) the amount can be reasonably estimated. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

14.  RESTATEMENT

Subsequent to the issuance of the June 30, 2005 financial statements, management reevaluated its presentation relate to trademark right. The result of the restatement is that trademark right on the other receivable should be adjustment to intangible. The company now has made corrections and amortization.

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, consolidated balance sheets, statement of operations and statements of cash flows have been revised as follows:

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Restated	Original	Restated	Original

Revenues
Sales revenues	$295,251	$459,126	$827,724	$1,256,514
Cost of goods sold	150,908	261,656	376,741	602,287
Gross profit	144,343	197,470	450,983	654,227

Operating expenses
Other selling expenses	40,750	108,008	66,359	267,148
Other general and administrative expenses	190,241	168,122	343,669	332,729
Total operating expenses	230,991	276,130	410,028	599,877
Operating income	(86,648)	(78,660)	40,955	54,350

Other income (expense)
Interest expense	(6,893)	(6,893)	(29,354)	(29,354)
Other	316	316	551	551
Total other income (expense)	(6,577)	(6,577)	(28,803)	(28,803)

Income before taxes and minority interest	(93,225)	(85,237)	12,152	25,547
Provision for income taxes	--	--	1,007	1,007
Income before minority interest	(93,225)	(85,237)	11,145	24,540

Minority interest in (income)/loss of subsidiaries	975	837	975	975
Income from continuing operations	(92,250)	(84,400)	12,120	25,515

Income (loss) from operations of disposed subsidiaries	2,380	--	2,455	--
Net income (loss) from discontinued operations	2,380	--	2,455	--

Net income	$(89,870)	$(84,400)	$14,575	$25,515

Foreign currency translation adjustment	--	--	--	--

Comprehensive income	$(89,870)	$(84,400)	$14,575	$25,515

Basic earnings (loss) per common share:
From continuing operations	$(0.01)	$(0.01)	$0.00	$0.00
From discontinued operations	$0.00	$--	$0.00	$--
From net income	$(0.01)	$(0.01)	$0.00	$0.00

Diluted earnings (loss) per common share:
From continuing operations	$(0.01)	$(0.01)	$0.00	$0.00
From discontinued operations	$0.00	$--	$0.00	$--
From net income	$(0.01)	$(0.01)	$0.00	$0.00

Denominator for basic earnings per share	9,298,823	9,298,823	9,298,823	9,298,823
Denominator for diluted earnings per share	9,300,160	9,300,160	9,300,160	9,300,160

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30, 2005
	Restated	Original
	2005	2005

Cash flows from operating activities:
Net income	$14,575	$25,515
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	23,317	12,377
Minority interest	(975)	(975)
Changes in operating assets and liabilities:
Trade receivables	25,756	25,756
Other receivables	(86,656)	(86,656)
Vendor deposits	33,621	33,621
Prepaid expenses	(30,955)	(30,955)
Inventories	(90,863)	(90,863)
Trade payables	(13,362)	(13,362)
Accrued liabilities	67,915	67,915
Other payables	1,148,326	1,148,326
Taxes payable	(69,842)	(69,842)
Customer deposits	(208,759)	(208,759)
Net cash used in operations	812,098	812,098

Cash flows from investing activities:
Purchase of property and equipment	(6,933)	(6,933)
Net cash used in investing activities	(6,933)	(6,933)

Cash flows from financing activities:
Related party payables	79,046	79,046
Repayments on short-term notes payable	(588,201)	(588,201)
Proceeds from sale of preferred stock	--	--
Proceeds from short term loans	(314,009)	(314,009)
Net cash provided by financing activities	(823,164)	(823,164)

Effect of rate changes on cash	--	--

Increase in cash and cash equivalents	(17,999)	(17,999)

Cash and cash equivalents, beginning of period	64,272	64,272
Cash and cash equivalents, end of period	$46,273	$46,273

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,354	$29,354
Cash paid for income taxes	$65,658	$65,658

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$--	$--
Inventory and intangibles acquired in business combination	$--	$--

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

Results of Operations for Six Months Ended June 30, 2006 Compared to June 30, 2005

Our operating results are presented on a consolidated basis for the six-month period ended June 30, 2006, as compared to the same period ended June 30, 2005. The operating results presented in our consolidated financial statements reflect the Company’s wholesale revenue from its manufacturing subsidiaries to our regional distributors.

Revenue

Our revenues from our wholesale operations for the six-month periods ended June 30, 2006 and 2005 were $879,088 and $827,724 respectively, representing an increase of approximately 6.2 % as compared to the same period in the previous year. Our operating revenues derive mainly from the sale of our healthcare products. Those increases were mainly attributable to increased market demand.

We believe that revenues will increase in the next several quarters as a result of planned expansion of production and anticipated increased sales.

Gross Profit and Gross Margin

Our gross profit for the six months ended June 30, 2006 was $556,206, an increase of 23.3% compared to the same period in 2005, in which our gross profit was $450,983. Our gross margin on sales of our products was 63.3% for the six months ended June 30, 2006 as compared to 54.5% for the period ended June 30, 2005. Our gross margin increased by 16.1% in the 2006 six-month period as compared to the same period in 2005. The increase was due to our increased sales revenue, aided by a decrease in the cost of goods sold.

Expenses

Our total operating expenses were $450,016 for the six-month period ended June 30, 2006, an increase of 9.8% compared with total operating expenses of $410,028 for the six-month period ended June 30, 2005. The increase was mainly caused by increases in other selling expenses and other general and administrative expenses.

Net Income

Our consolidated net income was $45,848 for the six months ended June 30, 2006 as compared to $14,575 for the six months ended June 30 of the prior year. Our net income increased by 215%, from 1.8% for the six months ended June 30, 2005 to 5.2% for the six months ended June 30, 2006. This increase was attributable mainly to the increase in gross sales revenues as well as decreased cost of goods sold, offset by increases in other selling expense, other general and administrative expense, interest expense, and loss on equity investments.

Comprehensive Income

Our consolidated comprehensive income for the six months ended June 30, 2006 was $51,384, an increase of 252% from $14,575 for the six months ended June 30, 2005. The difference between our comprehensive income and net income for the six months ended June 30, 2006 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was $5,536 for the six months ended June 30, 2006.

Liquidity and Sources of Capital

At June 30, 2006, our cash and cash equivalents were $90,109. As of June 30, 2006, the Company had inventories of $2,212,259, total current assets of $4,782,047, total current liabilities of $2,424,042 and working capital of $2,358,005, reflecting a current ratio of 2.0 and quick ratio of 1.06, compared to a current ratio of 2.0 and a quick ratio of 1.19 as of December 31, 2005. Our current ratio and quick ratio as of June 30, 2006 were essentially stable compared to those of December 31, 2005.  Our working capital of $2,358,005 as of June 30, 2006 reflected a 1.4 % increase over $2,324,933 as of December 31, 2005.

We generally finance our operations from two sources: cash flow from trade receivables, and operations. Our total shareholders’ equity was $1,725,813 as of June 30, 2006, as compared to $1,716,429 as of December 31, 2005, an increase of $9,384 or 0.5%.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2006.

As of June 30, 2006, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

Results of Operations for Three Months Ended June 30, 2006 Compared to June 30, 2005

Our operating results are also presented on a consolidated basis for the three-month period ended June 30, 2006, as compared to the same period ended June 30, 2005. The operating results presented in our consolidated financial statements reflect the Company’s wholesale revenue from its manufacturing subsidiaries to our regional distributors.

Revenue

Our revenues from our wholesale operations for the three-month periods ended June 30, 2006 and 2005 were $435,040 and $295,251 respectively, representing an increase of approximately 47.3 % as compared to the same period in the previous year. Our operating revenues derive mainly from the sale of our healthcare products. Those increases were mainly attributable to increased market demand.

We believe that revenues will increase in the next several quarters as a result of planned expansion of production and anticipated increased sales.

Gross Profit and Gross Margin

Our gross profit for the three months ended June 30, 2006 was $284,726, an increase of 97.3% compared to the same period in 2005, in which our gross profit was $144,343. Our gross margin on sales of our products was 65.4% for the three months ended June 30, 2006 as compared to 48.9% for the period ended June 30, 2005. Our gross margin increased by 33.7% in the 2006 three-month period as compared to the same period in 2005. The increase was due to our increased sales revenue, aided by a decrease in the cost of goods sold.

Expenses

Our total operating expenses were $254,615 for the three-month period ended June 30, 2006, an increase of 10.2% compared with total operating expenses of $230,991 for the three-month period ended June 30, 2005. The increase was mainly caused by increases in other selling expenses and other general and administrative expenses.

Net Loss

Our consolidated net loss was $7,957 for the three months ended June 30, 2006 as compared to a consolidated net loss of $89,870 for the three months ended June 30 of the prior year. Our net loss decreased by 94.1%, from a net loss of 30.4% for the three months ended June 30, 2005 to a net loss of only 1.8% for the three months ended June 30, 2006. This decreased net loss was attributable mainly to the increase in gross sales revenues as well as decreased cost of goods sold, offset by increases in other selling expense, other general and administrative expense, interest expense, and loss on equity investments.

Comprehensive Loss

Our consolidated comprehensive loss for the three months ended June 30, 2006 was $5,232, a decreased loss of 94.2% from $89,870 for the three months ended June 30, 2005. The difference between our comprehensive loss and net loss for the three months ended June 30, 2006 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was $2,725 for the three months ended June 30, 2006.

Liquidity and Sources of Capital

At June 30, 2006, our cash and cash equivalents were $90,109. As of June 30, 2006, the Company had inventories of $2,212,259, total current assets of $4,782,047, total current liabilities of $2,424,042 and working capital of $2,358,005, reflecting a current ratio of 2.0 and quick ratio of 1.06, compared to a current ratio of 2.0 and a quick ratio of 1.19 as of December 31, 2005. Our current ratio and quick ratio as of June 30, 2006 were essentially stable compared to those of December 31, 2005.  Our working capital of $2,358,005 as of June 30, 2006 reflected a 1.4 % increase over $2,324,933 as of December 31, 2005.

We generally finance our operations from two sources: cash flow from trade receivables, and operations. Our total shareholders’ equity was $1,725,813 as of June 30, 2006, as compared to $1,716,429 as of December 31, 2005, an increase of $9,384 or 0.5%.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2006.

As of June 30, 2006, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB.  Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

ITEM 3.    CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of June 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of June 30, 2006, with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of June 30, 2006, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the period ended June 30, 2006.

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

(b)      We filed no reports on Form 8-K during this quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2007

SHINECO, INC.

/s/ Yuying Zhang
By: Yuying Zhang
Chairman, CEO, and Principal Executive Officer

/s/ Dan Liu
By: Dan Liu
CFO and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yuying Zhang
By: Yuying Zhang
Director, CEO, and President

/s/ Dan Liu
By: Dan Liu
Director, CFO

/s/ Weixing Yin
By: Weixing Yin
Director

/s/ Shuangpeng Tian
By: Shuangpeng Tian
Director

/s/ Xiaoguang Zhang
By: Xiaoguang Zhang
Director