Form 10QSB
period 2006-09-30
SHINECO, INC.
filed 2007-06-20
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding October 30, 2006
Common Stock ($.001 par value)	9,298,823

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

SHINECO, INC.
Form 10-QSB

For the Quarterly Period Ended September 30, 2006

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

PART I

ITEM 1.    SELECTED FINANCIAL STATEMENTS

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	Restated

ASSETS

Current assets
Cash and cash equivalents	$53,626	$273,367
Trade receivables, net	1,383,109	1,906,004
Other receivables	332,172	275,138
Vendor deposits	985,852	178,262
Prepaid expenses	1,968	29,813
Inventories	2,094,499	1,906,756
Total current assets	4,851,226	4,569,340

Property, plant and equipment, net	164,661	120,538
Related party receivables	54,320	41,721
Investment in unconsolidated subsidiaries	61,053	78,335
Intangibles, net	145,103	162,674
Total assets	$5,276,363	$4,972,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	$1,116,087	$882,609
Related party payables	268,574	259,788
Accrued liabilities	74,268	41,356
Other payables	166,254	84,167
Notes payable	763,458	675,324
Taxes payable	490	41,271
Customer deposits	59,316	202,964
Accrued employee benefits	77,480	49,928
Accrued dividends on preferred stock	70,000	7,000
Total current liabilities	2,595,927	2,244,407

Series A Convertible preferred stock, net of subscription receivable of $360,793; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding	1,039,207	998,935
Total Liabilities	3,635,134	3,243,342

Minority interest	8,619	12,837

Stockholders' equity
Common stock: par value $.001; 25,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	481,163	573,699
Accumulated other comprehensive income	62,240	53,523
Total Stockholders' Equity	1,632,610	1,716,429

Total Liabilities and Stockholders' Equity	$5,276,363	$4,972,608

See notes to unaudited consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		Restated	Restated	Restated

Revenues
Sales revenues	$295,434	$586,595	$1,174,522	$1,414,319
Cost of goods sold	134,564	311,336	457,446	688,077
Gross profit	160,870	275,259	717,076	726,242

Operating expenses
Other selling expenses	24,583	11,134	107,050	77,493
Other general and administrative expenses	175,745	231,510	543,294	575,179
Total operating expenses	200,328	242,644	650,344	652,672
Net operating income	(39,458)	32,615	66,732	73,570

Other income (expense)
Interest expense	(22,808)	(45,832)	(73,297)	(75,186)
Income(loss)on equity investments	(14,465)	--	(27,178)	--
Other	(1,692)	(6,770)	(1,773)	(6,219)
Total other income (expense)	(38,965)	(52,602)	(102,248)	(81,405)

Income before taxes and minority interest	(78,423)	(19,987)	(35,516)	(7,835)

Provision for income taxes			--	(1,007)

Income before minority interest	(78,423)	(19,987)	(35,516)	(8,842)
Minority interest in loss (income) of subsidiaries	3,039	3,297	5,980	4,272
Income from continuing operations	(75,384)	(16,690)	(29,536)	(4,570)

Income(loss) from operations of disposed subsidiaries	--	7,237	--	9,692
Net income(loss) from discontinued operations	--	7,237	--	9,692

Net Income (Loss)	$(75,384)	$(9,453)	$(29,536)	$5,122

Foreign currency translation adjustment	3,181	37,683	8,717	37,683

Comprehensive Income (Loss)	$(72,203)	$28,230	$(20,819)	$42,805

Basic earnings (loss) per common share:
From continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
From discontinued operations	$-	$-	$-	$-
From net income	$(0.01)	$(0.00)	$(0.01)	$0.00

Diluted earnings (loss) per common share:
From continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
From discontinued operations	$-	$-	$-	$-
From net income	$(0.01)	$(0.00)	$(0.01)	$0.00

Denominator for basic earnings per share	9,298,823	9,298,823	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,300,160	9,298,823	9,300,160

See notes to unaudited consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
	Restated	Restated

Cash flows from operating activities:
Net income	$(29,536)	$5,122
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	31,063	35,886
Minority interest	(1,762)	(4,639)
Changes in operating assets and liabilities:
Trade receivables	522,895	(355,209)
Other receivables	(57,034)	(143,141)
Vendor deposits	(807,590)	132,650
Prepaid expenses	27,845	8,372
Inventories	(187,743)	75,616
Trade payables	233,478	(57,857)
Accrued liabilities	32,912	79,214
Other payables	77,869	1,562,686
Taxes payable	(40,781)	(68,654)
Customer deposits	(143,648)	(372,827)
Accrued employee benefits	27,552	--
Net cash provided by operations	(314,480)	897,219

Cash flows from investing activities:
Purchase of property and equipment	(1,365)	(19,841)
Related party receivable	12,599	80,902
Net cash provided by investing activities	11,234	61,061

Cash flows from financing activities:
Related party payables	8,786	(602,015)
Repayments on short-term notes payable	--	(321,384)
Proceeds from short term loans	25,730
Proceeds from sale of preferred stock	40,272	--
Net cash used in financing activities	74,788	(923,399)

Effect of rate changes on cash	8,717	2,015

Decrease in cash and cash equivalents	(219,741)	36,895

Cash and cash equivalents, beginning of period	273,367	64,272
Cash and cash equivalents, end of period	$53,626	$101,167

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,297	$76,952
Cash paid for income taxes	$--	$67,200

Supplemental disclosures of non-cash investing and financing activities
Preferred stock dividends accrued but not paid	$63,000	$--
Office furnishings	$56,250	$--

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

Beijing Tenet Jove was incorporated on December 16, 2003 under the laws of the People’s Republic of China (the PRC). In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (US). Beijing Tenetjove changed from a Chinese-owned company to a solely foreign-owned company on August 11, 2006.

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

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $170,166 and $86,226 at September 30, 2006 and December 31, 2005, respectively. Bad debt expense recognized during nine months of 2006 and whole year of 2005 was $ 83,940 and $ 79,540, respectively.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to third parties. The balances due to the Company were $332,172 and $275,138 at September 30, 2006 and December 31, 2005, respectively.

INVENTORIES

Inventories consist of raw materials, packaging materials, sub-contracting materials, production costs, and finished products. The inventories are valued at the lower of cost (first-in, first-out method) or market. The balances of the Company were $2,094,499 and $ 1,906,756 at September 30, 2006 and December 31, 2005, respectively.

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued convertible preferred stock on December 1, 2005, but no exercise can be made until after one year from issue, and then only if there is a public market for the common stock of the Company. At September 30, 2006 there were no exercisable conversion rights attached to the preferred stock.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Nine Months ended September 30,
	2006	2005

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations	(13,126)	11,840
Accrued dividend on Series A Preferred stock	(63,000)	--
Income from continuing operations available to common shareholders	(76,126)	11,840
Income (loss) from discontinued operations	--	9,692
Net income to common stockholders	$(76,126)	$21,532

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
EPS - Basic from continuing operations	$(0.01)	$0.00
EPS - Basic from discontinued operations	$-	$0.00
EPS - Basic	$(0.01)	$0.00

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
Exercisable warrants	--	1,337
Series A Preferred stock conversion rights	--	--
Weighted average common shares and warrants outstanding	9,298,823	9,300,160
EPS - Fully diluted from continuing operations	$(0.01)	$0.00
EPS - Fully diluted from discontinued operations	$--	$0.00
EPS - Fully diluted	$(0.01)	$0.00

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RELATED PARTY TRANSACTIONS

Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at September 30, 2006 and December 31, 2005 are $54,320 and $41,721, respectively.

Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at September 30, 2006 and December 31, 2005 are $268,574 and $259,788, respectively.

6.   PROPERTY, PLANT AND EQUIPMENT

The balances of Property, plant and equipment net were $ 164,661 and $120,538 at September 30, 2006 and December 31, 2005, respectively.

	September 30,2006	December 31,2005

Machinery and equipment	$28,390	$27,270
Vehicles	53,526	52,455
Office equipment	73,747	74,010
Office furnishings	55,124	-
Subtotal	211,350	153,735
Less: accumulated depreciation	(46,689)	(33,197)
Net property and equipment	$164,661	$120,538

Depreciation expense was $ 13,492 and $ 7,662 for nine months ending September 30, 2006 and whole year of 2005, respectively.

7.   INVESTMENTS

During 2005 and 2006, the Company acquired equity interests in seven of its distributors by contributing inventory to such distributors. The Company accounts for these investments using the equity method if the ownership percentage exceeds 20% or if the ownership percentage is less than 20% and significant control is evidenced by significant intercompany sales transactions. Investments where the ownership percentage is less than 20% and significant control is not evident are accounted for at cost. The following table reflects certain information about the Company’s investments in unconsolidated subsidiaries.

Name	Date Acquired	Ownership	Initial Investment	Share of Income/Loss	Date Withdrawal	Investment Withdrawal	09/30/06 Investment

Jinan	11/25/2005	25.00%	$48,825	$(22,219)			$26,606
Changchun	10/26/2005	25.00%	13,567	6,376			19,943
Yantai	10/26/2005	25.00%	22,091	(12,222)	6/2/2006	9,869	--
Liaoyang	12/31/2005	25.00%	4,707	(4,168)			539
Xuzhou	7/26/2005	15.00%	3,609	485			4,094
Huaian	7/26/2005	15.00%	3,937	(3,937)	1/4/2006		--
Shenyang	9/26/2005	15.00%	263	N/A			$263
Shenzhen	12/31/2005	15.00%	2,491	N/A	6/2/2006	2,491	--
Qiqihaer	1/4/2006	19.00%	7,107	(1,311)			5,796
Nanjing	8/31/2006	15.00%	15,149	(11,337)			3,812
Totals			$121,746	$(48,333)		$12,360	$61,053

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as a purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at September 30, 2006 and December 31, 2005 is $46,705 and $29,908 respectively. Amortization expense recognized during the three quarters of 2006 and the whole year of 2005 is $16,797 and $17,958, respectively.

9.   CUSTOMER DEPOSITS

Customer deposits at September 30, 2006 consist of $59,316 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

12.   STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. None of these warrants was outstanding at September 30, 2006.

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

SFAS No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No.157 applies to and amends the provision of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of the provisions of this statement is not expected to have a material effect on the results of operations or financial position of Shineco.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The new statement requires immediate recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   RESTATEMENT

Subsequent to the issuance of the financial statements, management reevaluated its presentation relate to trademark right. The result of the restatement is that trademark right on the other receivable should be adjustment to intangible. The company now has made corrections and amortization.

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

Accordingly, consolidated balance sheets, statement of operations and statements of cash flows have been revised as follows:

	September 30,
	Restated	Original
	2006	2006

ASSETS

Current assets
Cash and cash equivalents	$53,626	$53,626
Trade receivables, net	1,383,109	1,383,109
Other receivables	332,172	708,094
Vendor deposits	985,852	985,852
Prepaid expenses	1,968	1,968
Inventories	2,094,499	2,094,499
Total current assets	4,851,226	5,227,148

Property, plant and equipment, net	164,661	164,661
Related party receivables	54,320	54,320
Investment in unconsolidated subsidiaries	61,053	61,053
Intangibles, net	145,103	20,983
Total assets	$5,276,363	$5,528,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	$1,116,087	$1,116,087
Related party payables	268,574	268,574
Accrued liabilities	74,268	74,268
Other payables	166,254	166,254
Notes payable	763,458	763,458
Taxes payable	490	490
Customer deposits	59,316	59,316
Accrued employee benefits	77,480	77,480
Loans from employees	70,000	70,000
Total current liabilities	2,595,927	2,595,927

Series A Convertible preferred stock, net of subscription receivable of $401,065; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding	1,039,207	1,039,207

Minority interest	8,619	8,619

Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	481,163	735,434
Accumulated other comprehensive income	62,240	59,771
Total stockholders' equity	1,632,610	1,884,412

Total liabilities and stockholders' equity	$5,276,363	$5,528,165

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	Restated	Original	Restated	Original	Restated	Original
	2005	2005	2006	2006	2005	2005

Revenues
Sales revenues	$586,595	$708,807	$1,174,522	$1,174,522	$1,414,319	$1,414,319
Cost of goods sold	311,336	363,266	457,446	457,446	688,077	688,077
Gross profit	275,259	345,541	717,076	717,076	726,242	726,242

Operating expenses
Other selling expenses	11,134	65,272	107,050	107,050	77,493	77,493
Other general and administrative expenses	231,510	234,947	543,294	526,884	575,179	558,769
Total operating expenses	242,644	300,219	650,344	633,934	652,672	636,262
Operating income	32,615	45,322	66,732	83,142	73,570	89,980

Other income (expense)
Interest expense	(45,832)	(45,832)	(73,297)	(73,297)	(75,186)	(75,186)
Income (loss) on equity investments	--	--	(27,178)	(27,178)	--	--
Other	(6,770)	(6,770)	(1,773)	(1,773)	(6,219)	(6,219)
Total other income (expense)	(52,602)	(52,602)	(102,248)	(102,248)	(81,405)	(81,405)

Income before taxes and minority interest	(19,987)	(7,280)	(35,516)	(19,106)	(7,835)	8,575
Provision for income taxes	--	--	--	--	1,007	1,007
Income before minority interest	(19,987)	(7,280)	(35,516)	(19,106)	(8,842)	7,568

Minority interest in (income)/loss of subsidiaries	3,297	3,297	5,980	5,980	4,272	4,272
Income from continuing operations	(16,690)	(3,983)	(29,536)	(13,126)	(4,570)	11,840

Income (loss) from operations of disposed subsidiaries	7,237	--	--	--	9,692	9,692
Net income (loss) from discontinued operations	7,237	--	--	--	9,692	9,692

Net income	$(9,453)	$(3,983)	$(29,536)	$(13,126)	$5,122	$21,532

Foreign currency translation adjustment	37,683	37,683	8,717	8,717	37,683	37,683

Comprehensive income	$28,230	$33,700	$(20,819)	$(4,409)	$42,805	$59,215

Basic earnings (loss) per common share:
From continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$0.00
From discontinued operations	$0.00	$--	$--	$--	$0.00	$0.00
From net income	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$0.00	$0.00

Diluted earnings (loss) per common share:
From continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$0.00
From discontinued operations	$0.00	$--	$--	$--	$0.00	$0.00
From net income	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$0.00	$0.00

Denominator for basic earnings per share	9,298,823	9,298,823	9,298,823	9,298,823	9,298,823	9,298,823
Denominator for diluted earnings per share	9,300,160	9,300,160	9,298,823	9,298,823	9,300,160	9,300,160

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30,
	Restated	Original	Restated	Original
	2006	2006	2005	2005

Cash flows from operating activities:
Net income	$(29,536)	$(13,126)	$5,122	$21,532
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	31,063	14,653	35,886	19,476
Minority interest	(1,762)	(1,762)	(4,639)	(4,639)
Changes in operating assets and liabilities:
Trade receivables	522,895	522,895	(355,209)	(355,209)
Other receivables	(57,034)	(57,034)	(143,141)	(143,141)
Vendor deposits	(807,590)	(807,590)	132,650	132,650
Prepaid expenses	27,845	27,845	8,372	8,372
Inventories	(187,743)	(187,743)	75,616	75,616
Trade payables	233,478	233,478	(57,857)	(57,857)
Accrued liabilities	32,912	32,912	79,214	79,214
Other payables	77,869	77,869	1,562,685	1,562,685
Taxes payable	(40,781)	(40,781)	(68,654)	(68,654)
Customer deposits	(143,648)	(143,648)	(372,827)	(372,827)
Accrued employee benefits	27,552	27,552	--	--
Net cash used in operations	(314,480)	(314,480)	897,218	897,218

Cash flows from investing activities:
Related party receivables	12,599	12,599	80,902	80,902
Purchase of property and equipment	(1,365)	(1,365)	(19,841)	(19,841)
Net cash used in investing activities	11,234	11,234	61,061	61,061

Cash flows from financing activities:
Related party payables	8,786	8,786	(602,015)	(602,015)
Proceeds from sale of preferred stock	40,272	40,272	--	--
Repayments on short-term notes payable	--	--	(321,384)	(321,384)
Proceeds from short term loans	25,730	25,730	-	-
Net cash provided by financing activities	74,788	74,788	(923,399)	(923,399)

Effect of rate changes on cash	8,717	8,717	2,015	2,015

Increase in cash and cash equivalents	(219,741)	(219,741)	36,895	36,895

Cash and cash equivalents, beginning of period	273,367	273,367	64,272	64,272
Cash and cash equivalents, end of period	$53,626	$53,626	$101,167	$101,167

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,297	$73,297	$76,952	$76,952
Cash paid for income taxes	$--	$--	$67,200	$67,200

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$63,000	$63,000	$--	$--
Inventory and intangibles acquired in business combination	$--	$--	$--	$--

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

Results of Operations for Nine Months Ended September 30, 2006 Compared to September 30, 2005

Our operating results are presented on a consolidated basis for the nine-month period ended September 30, 2006, as compared to the same period ended September 30, 2005. The operating results presented in our consolidated financial statements reflect the Company’s wholesale revenue from our manufacturing subsidiaries to our regional distributors.

Revenue

Our revenues from our wholesale operations for the nine-month periods ended September 30, 2006 and 2005 were $1,174,522 and $1,414,319 respectively, representing a decrease of approximately 17.0 % as compared to the same period in the previous year.  Our operating revenues derive mainly from the sale of our healthcare products. Those decreases were mainly attributable to decreased market demand.

We believe that revenues will increase in the next several quarters as a result of planned expansion of production and anticipated increased sales.

Gross Profit and Gross Margin

Our gross profit for the nine months ended September 30, 2006 was $717,076, a decrease of 1.3% compared to the same period in 2005, in which our gross profit was $726,242. Our gross margin on sales of our products was 61.1% for the nine months ended September 30, 2006 as compared to 51.3% for the period ended September 30, 2005. Our gross margin increased by 19.1% in the 2006 nine-month period as compared to the same period in 2005. The increase was due to a decrease in the cost of goods sold.

Expenses

Our total operating expenses were $650,344 for the nine-month period ended September 30, 2006, a decrease of 0.4% compared with total operating expenses of $652,672 for the nine-month period ended September 30, 2005. The decrease was caused by a decrease in other general and administrative expense, offset by an increase in other selling expenses.

Net Income and Loss

Our consolidated net loss was $29,536 for the nine months ended September 30, 2006 as compared to net income of $5,122 for the nine months ended September 30 of the prior year. Our net income decreased by 725%, from a net income of 0.4% for the nine months ended September 30, 2005 to a net loss of 2.5% for the nine months ended September 30, 2006. This decrease was attributable mainly to decreased sales revenues and increased other selling expense, offset by increases in the loss on equity investments and decreases in the cost of goods sold, other general and administrative expense, and interest expense.

Comprehensive Income and Loss

Our consolidated comprehensive loss for the nine months ended September 30, 2006 was $20,819, a decrease of 149% from comprehensive income of $42,805 for the nine months ended September 30, 2005. The difference between our comprehensive loss and net loss for the nine months ended September 30, 2006 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was $8,717 for the nine months ended September 30, 2006.

Liquidity and Sources of Capital

At September 30, 2006, our cash and cash equivalents were $53,626. As of September 30, 2006, the Company had inventories of $2,094,499, total current assets of $4,851,226, total current liabilities of $2,595,927 and working capital of $2,255,299, reflecting a current ratio of 1.9 and quick ratio of 1.06, compared to a current ratio of 2.0 and a quick ratio of 1.19 as of December 31, 2005. Our current ratio and quick ratio as of September 30, 2006 were essentially stable compared to those of December 31, 2005.  Our working capital of $2,255,299 as of September 30, 2006 reflected a 3.0 % decrease over $2,324,933 as of December 31, 2005.

We generally finance our operations from two sources: cash flow from trade receivables, and operations. Our total shareholders’ equity was $1,632,610 as of September 30, 2006, as compared to $1,716,429 as of December 31, 2005, a decrease of $83,819 or 4.9%.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2006.

As of September 30, 2006, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

Results of Operations for Three Months Ended September 30, 2006 Compared to September 30, 2005

Our operating results are also presented on a consolidated basis for the three-month period ended September 30, 2006, as compared to the same period ended September 30, 2005. The operating results presented in our consolidated financial statements reflect the Company’s wholesale revenue from its manufacturing subsidiaries to our regional distributors.

Revenue

Our revenues from our wholesale operations for the three-month periods ended September 30, 2006 and 2005 were $295,434 and $586,595 respectively, representing a decrease of approximately 49.6 % as compared to the same period in the previous year. Our operating revenues derive mainly from the sale of our healthcare products. Those decreases were mainly attributable to decreased market demand.

We believe that revenues will increase in the next several quarters as a result of planned expansion of production and anticipated increased sales.

Gross Profit and Gross Margin

Our gross profit for the three months ended September 30, 2006 was $160,870, a decrease of 41.6% compared to the same period in 2005, in which our gross profit was $275,259. Our gross margin on sales of our products was 54.5% for the three months ended September 30, 2006 as compared to 46.9% for the period ended September 30, 2005. Our gross margin increased by 16.2% in the 2006 three-month period as compared to the same period in 2005. The increase was due to our decrease in the cost of goods sold.

Expenses

Our total operating expenses were $200,328 for the three-month period ended September 30, 2006, a decrease of 17.4% compared with total operating expenses of $242,644 for the three-month period ended September 30, 2005. The increase was caused by an increase in other selling expenses offset by a decrease in other general and administrative expense.

Net Loss

Our consolidated net loss was $75,384 for the three months ended September 30, 2006 as compared to a consolidated net loss of $9,453 for the three months ended September 30 of the prior year. Our net loss increased by 1,493%, from a net loss of 1.6% for the three months ended September 30, 2005 to a net loss of 25.5% for the three months ended September 30, 2006. This increased net loss was attributable mainly to the decrease in gross sales revenues and increased other selling expense, offset by increases in loss on equity investments and a decrease in the cost of goods sold, other general and administrative expense, and interest expense.

Comprehensive Income/Loss

Our consolidated comprehensive loss for the three months ended September 30, 2006 was $72,203, a decrease of 356% from a consolidated comprehensive income of $28,230 for the three months ended September 30, 2005. The difference between our comprehensive loss and net loss for the three months ended September 30, 2006 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was $3,181 for the three months ended September 30, 2006.

Liquidity and Sources of Capital

At September 30, 2006, our cash and cash equivalents were $53,626. As of September 30, 2006, the Company had inventories of $2,094,499, total current assets of $4,851,226, total current liabilities of $2,595,927 and working capital of $2,255,299, reflecting a current ratio of 1.9 and quick ratio of 1.06, compared to a current ratio of 2.0 and a quick ratio of 1.19 as of December 31, 2005. Our current ratio and quick ratio as of September 30, 2006 were essentially stable compared to those of December 31, 2005.  Our working capital of $2,255,299 as of September 30, 2006 reflected a 3.0 % decrease over $2,324,933 as of December 31, 2005.

We generally finance our operations from two sources: cash flow from trade receivables, and operations. Our total shareholders’ equity was $1,632,610 as of September 30, 2006, as compared to $1,716,429 as of December 31, 2005, a decrease of $83,819 or 4.9%.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2006.

As of September 30, 2006, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

ITEM 3.    CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of September 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of September 30, 2006, with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of September 30, 2006, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5 percent of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the period ended September 30, 2006.

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

Exhibit No.

   31.1        Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

   31.2        Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

   32.1        Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  We filed one report on Form 8-K during this quarter.  It was filed on August 23, 2006 and pertained to the departure of our director, John R. Rice III, from the board of directors, as well as our formal appointment of Dan Liu as CFO and director, our appointment of Shuangpeng Tian and Xiaoguang Zhang as directors, and our replacement of Lin Wen with Nicole Li Wei as corporate secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2007

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