Form 10KSB
period 2006-12-31
SHINECO, INC.
filed 2007-07-13
CIK 1300734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenue for its most recent fiscal year: $1,447,024

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):  $-0-

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,298,823 as of June 15, 2007.

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

SHINECO, INC.
Form 10-QSB

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Shineco, Inc. (“the Company,” or “we”) was incorporated under Delaware state law on August 20, 1997.  On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”), a People’s Republic of China company, in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove. On June 9, 2005, the Company changed its name to Shineco, Inc.

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

1 - Apocynum Fiber Textiles

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

Sales from this category comprised about 88% of our overall sales revenue in 2006.

2 - Apocynum Nutritional Supplements

The products in this category include:

-	Apocynum Tea,
-	Apocynum Royal Jelly Honey,
-	Tenet Bojian Capsule

The Apocynum tea and honey contain active medical constituents extracted from Apocynum plants through the Company’s proprietary procedure. The products have shown benefits in regulating blood pressure and blood lipids, relieving cough, removing phlegm, and relieving inflammation.

Sales from this category comprised about 4% of our overall sales revenue in 2006 (since the Tenet Bojian Capsule was just launched, its sales were not considered).

3 - Home-Use Therapeutic Equipment (Using FIR Technology)

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

Sales from this category comprised about 8% of our overall sales revenue in 2006.

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

We are engaged in R&D of new products under cooperation with universities and research institutions.

Our Strategy for Research and Development

•	•To keep our products proprietary and patented;
•	•To focus on our core product lines: Apocynum-based products, FIR technology, and herbal medicines;
•	•To build strategic alliances with other universities and scientific institutions.

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

b)  Nano-engineered Apocynum Fabrics

In our FIR Therapeutic Product Line, we plan to introduce third-generation FIR functional fabrics, such as nano-engineered Apocynum fabrics, in cooperation with the National Center for Nanoscience and Technology, China (NCNST). We are researching how to develop medicine-embedded Apocynum fiber products that will combine Apocynum medicinal fibers with nanoscale technology to improve the comfort and performance of Apocynum textiles. We plan to launch our first nano-engineered Apocynum fabrics into the market by late 2007 or 2008.

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

DISTRIBUTION NETWORK

We market our products through our growing distribution network, which at the end of 2006 consisted of 7 large distributors who distributed our products to a total of 506 outlets, including flagship stores, retail stores and sales counters. These 7 distributors sell our products in the 7 biggest regional markets in mainland China. They all carried our proprietary brand name and “Tenethealth” trademark in 2006. Apart from these 7 major distributors, the Company also distributed its products to an additional 1,390 retail stores and sales counters throughout China. Thus, in 2006, the Company placed its products in a total of 1,896 retail stores and sales counters throughout China.

Our sales and distribution strategy focuses on expanding our distribution network of retail stores and sales counters into all major provinces and cities of China. We also plan to use our current distribution network to introduce our newly developed products into target markets more efficiently and effectively.

As of the end of 2006, the Company had 7 major distributors in 7 of China’s major markets. The Company held a minority equity participation in each of these major distributors (see details in Table 1). There were a total of 506 outlets under these 7 distributors, including flagship stores, retail stores and sales counters throughout China. The 7 distributors were responsible for expanding business inside their target markets, building branch stores, and meeting sales targets. The Company provided information and training about its lines of products to these 7 distributors as well as to various sales staff at individual stores and sales counters, and the Company exercised its contractual right to audit the financial condition of some or all of these distributors in order to protect its minority equity investment in their operations.

Table 1

Name of Distributor’s Market	Our Equity Participation	Date We Began Participation
1. Jinan	25%	11/25/2005
2. Changchun	25%	10/26/2005
3. Liaoyang	25%	12/31/2005
4. Xuzhou	15%	7/26/2005
5. Shenyang	15%	9/26/2005
6. Qiqihaer	19%	1/31/2006
7. Nanjing	15%	9/1/2006

In addition to the 7 major independent distributors in whom the Company held a minority equity position, the Company distributed its products to many more sales outlets in whom the Company held no equity position. These “certified outlets” of the Company’s products included approximately 1,390 retail stores and sales counters across 13 provinces of China. All of these certified outlets operate independently, but they prominently display our trade names “Tenethealth®” and “Tenet Bojian™.” These independent retailers sell our products as well as other products.

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our 7 major distributors and other independent sellers) are listed below:

Name of Province	Number of Major Distributors	Number of Flagship Stores	Total Number of Certified Outlets
Heilongjiang	2	7	373
Liaoning	1	4	224
Jilin	1	3	184
Shandong	1	2	99
Jiangsu	2	6	203
Anhui	0	3	293
Gansu	0	1	111
Shaanxi	0	2	82
Qinghai	0	0	37
Xinjiang	0	1	77
Sichuan	0	0	54
Guangdong	0	0	91
Tianjin	0	1	68
TOTALS	7	30	1,896

SALES AND MARKETING

The Company’s sales are generated through the following five major channels:

1.	Retail stores and sales counters. Sales through this channel contributed 52% of our total sales revenue in 2006.

2.
Sales to group or institutional customers. Through this channel, we generated 28% of our sales revenue in 2006. Because a majority of new consumers need to learn about our new products before buying them, it becomes very important and effective for us to organize or sponsor seminars and events to present healthcare knowledge while introducing and selling our products to new users.

3.	Event Marketing. Through this channel, we generated 7% of our sales revenue in 2006.

4.
OTC Drug Stores.  Especially effective in Shenzhen City, this channel allows us to put our products on the shelves of OTC drug chain stores through a strategic alliance arrangement. This channel contributed 10% of our overall sales in 2006.

5.	E-commerce. Selling through the Internet has become increasingly important to our sales in undeveloped regions and developed cities. This channel contributed 3% of our sales in 2006.

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

2)
The increase of the aging population. The China Census Bureau predicts that the majority of the China “baby boom” population (40% of China’s total population) will begin to turn to 65 between 2010 and 2020, which represents over 500 million potential consumers of healthcare products.

3)	People’s increasing desires and expectations for a healthy life in old age, especially in urban areas.

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
•
Explore overseas markets by developing sales and distribution agents in other countries, such as Japan, Korea, and the USA, where FIR and other Chinese traditional remedies have shown signs of increased popular acceptance.

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

ADMINISTRATIVE OFFICES

The Company currently maintains offices at Room 3106, BLD B, 39 East 3rd Ring Middle Road, Chaoyang District, Beijing, P.R. China, 100022, telephone number 86 105869-3011.

The Beijing offices are leased at a cost of $15,000 per annum.

EMPLOYEES

The Company currently has more than 127 full-time employees, 57 of them working in the Company’s headquarters in Beijing. All of our employees work in one of the following three divisions:

R&D Division:	22
Manufacturing Division:	60
Sales and Distribution Division:	45

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the period ended December 31, 2006.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no established public trading market for the Company's securities since its inception on August 20, 1997, and there can be no assurance that such market will develop. As of December 31, 2006, there were 9,298,823 shares outstanding, and the Company had 39 shareholders of record.

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

The functional currency of the Company's subsidiaries is the local currency, Chinese Renminbi (RMB). The financial statements of the subsidiary are translated to United States dollars using year-end rates of exchange for assets and liabilities (7.81 RMB to one U.S. Dollar), and average rates of exchange for the period for revenues, costs, and expenses (7.94 RMB to one U.S. Dollar). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. The effect of exchange rate changes on cash for the year ended December 31, 2006 was $4,417.

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

Our revenues for the year ended December 31, 2006 were $1,447,024, representing a decrease of approximately 35.5% from $2,243,047 for the period of fiscal year 2005. We derived our revenues primarily from sales of Apocynum-based healthcare products in China. Those decreases were mainly attributable to our decreased marketing and sales activities, due to the fact that on August 11, 2006 we became a wholly foreign-owned enterprise under Chinese law. Thus, from August to November 2006, Chinese law prohibited us from selling our own products, and we had to apply for government permission to increase the scope of our sales. This process required several steps of governmental approval over the 4 months specified above. Although we increased our advertising expenditures during this period, the process of obtaining governmental permission to sell our products in China as a foreign-owned entity had the net effect of reducing our marketing and sales activities for the year.  We believe we now have the proper permits to allow us to conduct sales as before.  We do not expect such permit issues to recur.

•	GROSS PROFIT MARGIN

Our gross margin on sales was $883,105, or 61.0% for the period of fiscal 2006 as compared to $1,141749, or 50.9% for the period of fiscal 2005. Our gross margin increased by 19.8% in 2006 as compared to the previous year. The increased margin was mainly due to a decrease in the cost of goods sold, though it was also affected by the reduced sales revenues for the year as well—a situation we expect to remedy by increasing our marketing and sales efforts in the year to come, now that we have completed our transition to a wholly foreign-owned entity and have acquired the proper permits to allow us to sell our products in China as a wholly foreign-owned enterprise.

•	OPERATING EXPENSES

Our total operating expenses were $1,655,230 for the period of fiscal 2006, an increase of 72.6% compared with total operating expenses of $958,785 for the period of fiscal 2005. The increase was mainly caused by increases in advertising expense, inventory written off, other selling expense, salary and benefit expense, depreciation and amortization expense, and other general and administrative expense, offset by a decrease in bad debt expense.

•	NET INCOMEAND LOSS

Our consolidated net loss was $531,768 for the year ended December 31, 2006 as compared to a consolidated net income of $72,836 for the prior year period. Our net income rate of 3.2% in 2005 decreased to a net loss of 36.7% in 2006. This decrease was attributable to a decrease in revenues as well as increased advertising expense, inventory written off, other selling expense, salary and benefit expense, depreciation and amortization expense, and other general and administrative expense, offset by reductions in our cost of goods sold and bad debt expense.

•	LIQUIDITY AND SOURCES OF CAPITAL

At December 31, 2006, our cash and cash equivalents were $49,981, compared to $273,367 at year-end 2005. As of December 31, 2006, we had inventories of $1,417,970, compared to $1,906,004 at year-end 2005. At December 31, 2006, we had total current assets of $4,197,660, total current liabilities of $2,477,907 and working capital of $1,719,753.  By contrast, at year-end 2005 we had total current assets of $4,569,340, total current liabilities of $2,244,407, and working capital of $2,324,933.  Thus, our liquidity for fiscal year 2006 decreased compared to the previous year.

We generally finance our operations from cash flows generated internally, as well as customer deposits. In 2006, we also generated increased cash flow from related party payables and repayments on short-term notes payable as well as a small issuance of preferred stock. As of December 31, 2006, we had received $305,631 from financing activities. Our shareholders’ equity was $1,084,191 in 2006, compared to $1,716,429 in 2005—a decrease of $632,238.

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

•	FOREIGN CURRENCY AND COMPREHENSIVE INCOME/LOSS

Our consolidated comprehensive loss for the year ended December 31, 2006 was $548,238, as compared to a consolidated comprehensive income of $126,159 for the year ended December 31, 2005. The difference between our 2006 comprehensive income and net income was attributable to a foreign currency adjustment. As the exchange rate from US dollars to RMB changed during 2006, the foreign currency translation adjustment was US$16,470 for the year ended December 31, 2006.  There was a foreign currency translation adjustment of US$53,323 for the year ended December 31, 2005.

•	OFF-BALANCE SHEET ARRANGEMENTS

For the years ended December 31, 2006 and December 31, 2005, the Company had no off-balance-sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto, beginning with page F-1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Shineco, Inc.
Beijing, People’s Republic of China

We have audited the consolidated balance sheets of Shineco, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shineco, Inc. as of December 31, 2006 and 2005, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 23, 2007

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$49,981	$273,367
Trade receivables, net	1,417,970	1,906,004
Other receivables	88,798	275,138
Vendor deposits	596,632	178,262
Prepaid expenses	--	29,813
Inventories	2,044,279	1,906,756
Total current assets	4,197,660	4,569,340

Property, plant and equipment, net	124,362	120,538
Related party receivables	33,690	41,721
Investment in unconsolidated subsidiaries	56,363	78,335
Deferred charge	48,291	--
Intangibles, net	147,467	162,674
Total assets	$4,607,833	$4,972,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables	$815,611	$882,609
Related party payables	453,327	259,788
Accrued liabilities	74,460	41,356
Other payables	76,456	84,167
Notes payable	822,566	675,324
Taxes payable	58,505	41,271
Customer deposits	44,873	202,964
Accrued employee benefits	41,109	49,928
Accrued dividends on preferred stock	91,000	7,000
Total current liabilities	2,477,907	2,244,407

Series A Convertible preferred stock, net of subscription receivable of $359,892 and $401,065; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding	1,040,108	998,935

Minority interest	5,627	12,837

Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	(42,069)	573,699
Accumulated other comprehensive income	37,053	53,523
Total stockholders' equity	1,084,191	1,716,429

Total liabilities and stockholders' equity	$4,607,833	$4,972,608

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005

Revenues
Sales revenues	$1,447,024	$2,243,047
Cost of goods sold	563,919	1,101,298
Gross profit	883,105	1,141,749

Operating expenses
Advertising	507,705	34,797
Bad debt expense	166,353	250,171
Inventory written off	60,577	--
Other selling expenses	98,562	21,626
Salaries and benefits	401,879	360,232
Depreciation and amortization	40,786	30,311
Other general and administrative expenses	379,368	261,648
Total operating expenses	1,655,230	958,785
Operating income	(772,125)	182,964

Other income (expense)
Interest income	517	--
Interest expense	(125,973)	(102,108)
Income (loss) on equity investments	24,773	(21,155)
Other	333,977	10,590
Total other income (expense)	233,294	(112,673)

Income before taxes and minority interest	(538,831)	70,291
Provision for income taxes	--	1,332
Income before minority interest	(538,831)	68,959

Minority interest in (income)/loss of subsidiaries	7,063	4,237
Income from continuing operations	(531,768)	73,196

Income (loss) from operations of disposed subsidiaries	--	(215)
Gain (loss) on disposal of subsidiaries	--	(145)
Net income (loss) from discontinued operations	--	(360)

Net income (loss)	$(531,768)	$72,836

Foreign currency translation adjustment	(16,470)	53,323

Comprehensive income (loss)	$(548,238)	$126,159

Basic earnings (loss) per common share:
From continuing operations	$(0.07)	$0.01
From discontinued operations	$--	$--
From net income (loss)	$(0.07)	$0.01

Diluted earnings (loss) per common share:
From continuing operations	$(0.07)	$0.01
From discontinued operations	$--	$--
From net income (loss)	$(0.07)	$0.01

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,298,823

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional		Other
	Preferred Stock		Common Stock		Paid In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2005	--	$--	9,298,823	$9,299	$1,079,908	$507,863	$--	$1,597,070

Net income for the year						72,836		72,836
Accrued preferred dividends						(7,000)		(7,000)
Currency translation adjustment	--	--	--	--	--	--	53,523	53,523
Balance December 31, 2005	--	--	9,298,823	9,299	1,079,908	573,699	53,523	1,716,429

Net income for the year						(531,768)		(531,768)
Accrued preferred dividends						(84,000)		(84,000)
Currency translation adjustment	--	--	--	--	--	--	(16,470)	(16,470)
Balance December 31, 2006	--	$--	9,298,823	$9,299	$1,079,908	$(42,069)	$37,053	$1,084,191

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$(531,768)	$72,836
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	45,340	30,312
Provision for allowance on receivables	131,021	250,171
Inventory reserves	60,577	--
Loss (gain) from unconsolidated subsidiaries	(24,773)	21,155
Minority interest	(7,063)	(4,237)
Loss (gain) on disposal of subsidiary	--	145
Changes in operating assets and liabilities:
Trade receivables	349,122	(621,441)
Other receivables	172,577	(454,613)
Vendor deposits	(403,866)	(48,656)
Prepaid expenses	(17,105)	(3,387)
Inventories	(127,307)	256,727
Trade payables	(95,110)	(141,081)
Accrued liabilities	31,046	29,784
Other payables	49,062	(32,338)
Taxes payable	15,503	(44,657)
Customer deposits	(161,639)	(206,981)
Accrued employee benefits	(10,306)	28,480
Net cash used in operations	(524,689)	(867,781)

Cash flows from investing activities:
Investment in unconsolidated subsidiaries	--	(99,490)
Related party receivables	12,283	37,325
Proceeds from sale of subsidiary	--	73,863
Purchase of intangible assets	(251)	(2,808)
Purchase of property and equipment	(20,777)	(23,144)
Net cash used in investing activities	(8,745)	(14,254)

Cash flows from financing activities:
Related party payables	142,782	(328,413)
Repayments on short-term notes payable	121,676	361,315
Proceeds from sale of preferred stock	41,173	998,935
Net cash provided by financing activities	305,631	1,031,837

Effect of rate changes on cash	4,417	59,293
Increase in cash and cash equivalents	(223,386)	209,095

Cash and cash equivalents, beginning of period	273,367	64,272
Cash and cash equivalents, end of period	$49,981	$273,367

Supplemental disclosures of cash flow information:
Cash paid for interest	$125,973	$102,108
Cash paid for income taxes	$--	$1,617

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$--	$--
Inventory and intangibles acquired in business combination	$--	$--
Accrual of preferred stock dividend	$84,000	$7,000

See notes to consolidated financial statements.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF OPERATIONS

Shineco, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware as Supcor, Inc. On December 30, 2004 the Company acquired all of the outstanding stock of Beijing Tenet Jove Technological Development Co., Ltd. (“Beijing Tenet Jove”) in exchange for stock of the Company. The stock exchange agreement is subject to the Chinese government’s approval, which has been received from the PRC government in August 11, 2006. Beijing Tenet Jove has finished entire registration change procedure from Chinese domestic enterprise to foreign invested enterprise and acquired corporative operational license from Beijing Administration for Industry & Commerce on that date. Now Shineco is legally enforceable in the PRC. The consolidated results of operations are primarily those of Beijing Tenet Jove and its consolidated subsidiaries.

Beijing Tenet Jove was incorporated on December 16, 2003 under the laws of the People’s Republic of China (the PRC). In the PRC, Ltd, or Limited, is equivalent to Inc, or Incorporated, in the United States (US).

The Company primarily manufactures and sells (1) Far Infrared Therapeutic Clothing and Textile Products, (2) Apocynum-based Nutritional Supplements, and (3.) FIR Multi-functional Therapeutic Devices, which are innovative therapeutic products for complementary treatment of both acute and chronic health concerns. By incorporating traditional Chinese medical methodology with modern bio-technology, we have developed and commercialized over 100 products under our brand name of “Tenethealth®”, which means “Benefit from Nature.”

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The results of operations (through the date of sale) of subsidiaries that have been sold are included in income (loss) from discontinued operations. The Company’s subsidiaries during the years ended December 31, 2006 and 2005 are as follows:

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $213,481 and $86,226 at December 31, 2006 and 2005, respectively.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to third parties. The balances due to the Company were $88,798 and $275,138 at December 31, 2006 and 2005, respectively.

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

If the cost of the inventory exceeds the market value evaluation based on total inventory, provisions are made for the difference between the cost and the market value. Provision for potential obsolete or slow moving inventory is made based on analysis of inventory levels, age of inventory and future sales forecasts. Inventories consisted of the following:

	December 31,
	2006	2005

Raw materials	$539,031	$628,095
Work in progress	111,471	69,449
Finished products	1,573,484	1,323,192
Obsolescence reserve	(179,707)	(113,980)
Totals	$2,044,279	$1,906,756

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising expense amounted to $507,705, and $34,797 for the years ended December 31, 2006 and 2005, respectively.

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued convertible preferred stock on December 1, 2005, but no exercise can be made until after one year from issue, and then only if there is a public market for the common stock of the Company. At December 31, 2006 there were no exercisable conversion rights attached to the preferred stock.

The numerator and denominator used in the basic and diluted EPS of common stock computations are presented in the following table:

	Year ended December 31,
	2006	2005

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations	(531,768)	72,836
Accrued dividend on Series A Preferred stock	(84,000)	(7,000)
Income from continuing operations available to common shareholders	(615,768)	65,836
Income (loss) from discontinued operations	--	(360)
Net income to common stockholders	$(615,768)	$65,476

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
EPS - Basic from continuing operations	$(0.07)	$0.01
EPS - Basic from discontinued operations	$--	$--
EPS - Basic	$(0.07)	$0.01

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
Exercisable warrants	--	--
Series A Preferred stock conversion rights	--	--
Weighted average common shares and warrants outstanding	9,298,823	9,298,823

EPS - Fully diluted from continuing operations	$(0.07)	$0.01
EPS - Fully diluted from discontinued operations	$--	$--
EPS - Fully diluted	$(0.07)	$0.01

4.	BUSINESS COMBINATIONS

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

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 1, 2005 the Company issued 2,000,000 shares of Series A Convertible Preferred Stock (“Preferred”) at $.70 per share for an aggregate amount of $1,400,000 less subscriptions receivable of $359,892. The Preferred stock has a par value of $0.001 and a stated value and liquidation preference of $0.70 per share. The Preferred stock bears cumulative dividends at 6% per annum, is redeemable for cash for $0.70 per share plus unpaid dividends at the Company’s option and has a mandatory redemption clause for those same amounts in the case of a change in control. The stock is convertible, after one year from the date of issue, for common stock at 88% of the market price of the common stock on the date of conversion. For every four common shares received upon conversion the converting shareholder is also to receive a warrant to purchase one additional share of common stock at an exercise price of $2.00 per share. The Preferred stockholders are protected from dilution and have voting rights equal to the common shares they would hold as if converted at the time of any vote. The cumulative dividend and redemption features make the Preferred stock more akin to debt than to equity. Accordingly, the redemption value is presented as a liability on the balance sheet. The conversion feature is not detachable and has therefore not been provided with a value separate from the Preferred stock.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at December 31, 2006 and 2005 are $33,690 and $41,721, respectively.

Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at December 31, 2006 and 2005 are $453,327 and $259,788, respectively.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31,

	2006	2005
Machinery and equipment	$40,545	$27,270
Vehicles	54,243	52,455
Office equipment	85,399	74,010
Subtotal	180,187	153,735
Less: accumulated depreciation	(55,825)	(33,197)
Net property and equipment	$124,362	$120,538

Depreciation expense was $22,628 and $6,880 for years ending December 31, 2006 and 2005, respectively.

8.	INVESTMENTS

During 2005 and 2006, the Company acquired equity interests in ten of its distributors by contributing inventory to such distributors. The Company accounts for these investments using the equity method if the ownership percentage exceeds 20% or if the ownership percentage is less than 20% and significant control is evidenced by significant intercompany sales transactions. Investments where the ownership percentage is less than 20% and significant control is not evident are accounted for at cost. The following table reflects certain information about the Company’s investments in unconsolidated subsidiaries.

	Date		12/31/05	Increase	Withdraw	Share of	Exchange	12/31/06
Name	Acquired	Ownership	Investment	Investment	Investment	Income(Loss)	Reserve	Investment

Jinan	11/25/2005	25.00%	$38,833	$--	$--	$(25,526)	$790	$14,097
Changchun	10/26/2005	25.00%	18,879	--	--	10,350	860	30,089
Liaoyang	12/31/2005	25.00%	4,707	--	--	1,112	183	6,002
Xuzhou	7/26/2005	15.00%	3,293	--	--	(1,484)	82	1,891
Qiqihaer	1/31/2006	19.00%	--	3,283	--	(1,889)	(39)	1,355
Nanjing	9/1/2006	15.00%	--	14,630	--	(11,728)	(245)	2,657
Shenyang	9/26/2005	15.00%	263	--	--	N/A	9	272
Sub-totals			$65,975	$17,913	$--	$(29,165)	$1,640	$56,363

Yantai	10/26/2005	25.00%	9,869	--	(44,754)	34,758	127	--
Shenzhen	12/31/2005	15.00%	2,491	--	(8,411)	5,888	32	--
Huaian	7/26/2005	15.00%	--	--	(13,292)	13,292	-	--
Sub-totals			$12,360	$--	$(66,457)	$53,938	$159	$--

Total			$78,335	$17,913	$(66,457)	$24,773	$1,799	$56,363

On January 4, 2006 Beijing Tenet Jove withdrew the investment in unconsolidated subsidiary to Huaian, and on June 2, 2006 Beijing Tenet Jove withdrew the investments in unconsolidated subsidiaries to Yantai and Shenzhen. In aggregate, the company recognized gains of $53,938 on the disposal of these subsidiaries.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as a purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at December 31, 2006 and 2005 is $56,195 and $29,665, respectively. Amortization expense recognized during 2006 and 2005 is $26,530 and $23,199, respectively.

10.	NOTES PAYABLE

Notes payable bear interest between 6% and 20% and have maturities between three to twelve months from issue. At December 31, 2006 and 2005, principal balances of notes payable due within a year totaled $822,566 and $675,324, respectively. Accrued interest of $24,364 and $13,447 relating to theses notes was included in other payables at December 31, 2006 and 2005.

11.	CUSTOMER DEPOSITS

Customer deposits at December 31, 2006 and 2005 consist of $44,873 and $202,964 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

12.       CONCENTRATIONS

Several of the Company’s distributors each accounted for greater than 5% of total sales in the year ended December 31, 2006. The loss of one or more of these distributors could have a significant adverse affect on the future operating results of the Company. The following table contains certain information with respect to these distributors.

	2006 Sales	Percentage
Changchun	$406,086	28.06%
Xuzhou	336,225	23.24%
Wulumuqi	161,618	11.17%
JiNan	149,045	10.30%
YanTai	128,365	8.87%
QiQiHaer	93,899	6.49%
Totals	$1,275,238	88.13%

13.	COMMITMENTS

The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2007	59,362
2008	44,521
2009	44,521
2010	--
Totals	$148,404

14.	CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

SHINECO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. None of these warrants was outstanding at December 31, 2006.

16.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid employee compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Controls. As of December 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of December 31, 2006, with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of December 31, 2006, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position(s) Held

Yuying Zhang	56	Chairman & CEO
Dan Liu	34	Director & CFO
Weixing Yin	49	Director
Shuanpeng Tian	56	Director
Xiaoguang Zhang	57	Director
Lin Wen	27	Secretary

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

Dan Liu: Director & CFO of Shineco, Inc.; CFO of Beijing Tenet-Jove Technological Development Co., Ltd.

Ms. Liu, age 34, has been a director and CFO of Shineco and Tenet-Jove since 2006. Also, Ms Liu has been the Chief Financial Officer of Beijing Tenet-Jove Technological Development Co., Ltd. since December 2006. Her duties are to direct and oversee all financial activities of the company, including preparation of current financial reports, financial summaries, and forecasts for future business growth, as well as providing accurate and complete financial information for decision making. She is also in charge of financial work related to fund-raising and obtaining listing or quotation of the Company’s securities in the US securities markets. Ms. Liu has 12 years of experience in economics and financial affairs.

Prior to joining Shineco, Ms. Liu was CFO of Shenzhen Aerospace Information Co., Ltd., from August 2004 to December 2006. From September 2002 to July 2004, she was a full time student at China Renmin University studying for her Master’s degree in Financial Management. Prior to this, Ms. Liu served as Vice President at YantaLu Sub-Branch, Shaanxi Branch, Bank of China from May 2002 to September 2002. Ms. Liu also received her Bachelor’s degree in Economics from Shanghai Financial and Economic University. She is a Chinese Certified Public Accountant, Chinese Evaluator of Registered Capital, and holds the title of economist.

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

Shuangpeng Tian: Director of Shineco, Inc.; Director of Beijing Tenet-Jove Technological Development Co., Ltd.

Mr. Shuangpeng Tian, age 56, has been the Vice Board Chairman of Beijing Tenet-Jove Technological Development Co., Ltd. since December 2003 and director of Tianjin Tenethealth Technological Development Co., Ltd. since July 2003. His responsibilities at Shineco include participating in corporate decision making as a member of the Board of Directors.  Concurrent with his positions with Shineco, Inc. and Beijing Tenet-Jove Technological Development Co., Ltd., Mr. Tian has also served as Vice Chairman of Tianjin Kinghealth Technological Development Co., Ltd. since December 2003.  From August 1994 to April 2006, he served as General Manager of Renqiu Electric Power Company Hebei Province. Mr. Tian received his Bachelor’s degree in Electronic Engineering from Xi'an JiaoTong University.

Xiaoguang Zhang: Director of Shineco, Inc.

Concurrent with his position at Shineco, Mr. Xiaoguang Zhang, age 57, has also served as President of Beijing ZhongMeiRongGuang Investment Consulting Co., Ltd. from November 2003 to present. From August 2000 to November 2003, Mr. Zhang was Vice President of Dongfang Haoyu Investment Group in charge of investment services. From April 1992 to August 2000, Mr. Zhang served as the Supervising Department Director of the Industrial and Commercial Bank of China.

Mr. Zhang has over 20 years of experience in dealing with securities and financing transactions. His responsibilities at Shineco are establishing current and long-range goals, objectives, plans and policies, overseeing the adequacy and soundness of the organization’s financial structure, and managing day-to-day business development of the Company.

Nicole Wei Li: Corporate Secretary of Shineco, Inc.

Ms. Nicole Wei Li, age 27, has been the Corporate Secretary of Shineco, Inc. since May 18, 2006. She has also served as Corporate Secretary of Beijing Tenet-Jove Technological Development Co., Ltd. since May 2006. Her responsibilities at Shineco include: assisting the board of directors in SEC and NASD compliance issues, maintaining corporate governance records, and facilitating board of directors or committee meetings. Further responsibilities include assisting with the design of the company's capital operations and fundraising activities; coordinating relationships between the board of directors, supervisory board, and executive officers; and coordinating legal support and consultations regarding corporate decision making.

Prior to joining Shineco, she served as the enterprise management department director of China Force Oil & Grains Industrial Holdings Co., Ltd. from July 2004 to May 2006, where she participated in and supervised Chinese enterprises' corporate finance projects on the Chinese mainland and overseas, and she also had responsibilities in investment and corporate finance management. Ms. Wei served as an investment department director of the National Development Bank from March 2002 to July 2004. Ms. Wei received her Bachelor’s and Master’s degrees from the University of International Business and Economics in Beijing, China.

Compliance with Section 16(a) of the Exchange Act

The above-named officers and directors of the Company were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time they acquired their ownership in the Company’s stock.

ITEM 10.   EXECUTIVE COMPENSATION

As of December 31, 2006, none of the Company’s executive officers or directors currently serving as such had annual compensation which exceeded US$100,000 in any of the last three fiscal years.

Directors of the Company do not receive any compensation. The Company has no stock option, retirement pension or profit-sharing program for the benefit of directors, officers, or other employees, but the Board may adopt one or more such programs in the future.

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements.  The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the geographical region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company.  Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer, our chief financial officer, and any other executive officers earning in excess of US$100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Yuying Zhang, Director and CEO	2006	11,965	--	--	--	--	--	--	11,965
Yuying Zhang, Director and CEO	2005	11,600	--		--	--	--	--	11,600
Yuying Zhang, Director and CEO	2004	11,600	--		--	--	--	--	11,600
Dan Liu, Director and CFO	2006	7,833	--	--			--	--	7,833
Dan Liu, Director and CFO	2005	-0-				--	--	--	-0-
Dan Liu, Director and CFO	2004	-0-			--	--	--	--	-0-

Compensation of Directors

The Company does not have any agreement or policy to compensate members of the Board of Directors for their service. Board members typically meet on a monthly basis.

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

(b)   We filed reports on Form 8-K on January 6, 2006 and August 23, 2006.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Child, Van Wagoner & Bradshaw, PLLC provided audit services to us for our annual reports for the fiscal years ended December 31, 2006 and 2005.The aggregate fees billed by them for the 2006 audit of our annual financial statements and review of financial statements included in Form 10-QSBs was approximately $30,000 and $3,500, respectively.

Audit-Related Fees

There were no fees billed in 2006 for professional services that are reasonably related to the audit or review of our financial statement that are not covered in the Audit Fees disclosure above.

Tax Fees

There were no fees billed for the year 2006 for professional services rendered by our auditors for tax advice and planning.

All Other Fees

There were no fees billed for the year 2006 for professional services rendered by our auditors for all other services not disclosed above.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 12, 2007

SHINECO, INC.

/s/ Yuying Zhang
By: Yuying Zhang
Chairman, CEO, and Principal Executive Officer

/s/ Dan Liu
By: Dan Liu
CFO and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yuying Zhang
By: Yuying Zhang,
Director, CEO and President

/s/ Dan Liu
By: Dan Liu,
Director, CFO

/s/ Weixing Yin
By: Weixing Yin,
Director

/s/ Shuangpeng Tian
By: Shuangpeng Tian,
Director

/s/ Xiaoguang Zhang
By: Xiaoguang Zhang,
Director