Form 10QSB
period 2007-03-31
SHINECO, INC.
filed 2007-07-23
CIK 1300734

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from _______ to _______

SHINECO,INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 3106, Building B,
#39 East 3rd Ring Middle Road, Chaoyang District
Beijing, PR China 100022
(Address of principal executive offices)

(0086) 10-58693011
(Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class of Stock	Outstanding July 18, 2007
Common Stock ($.001 par value)	9,298,823

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

SHINECO, INC.
Form 10-QSB

For the Quarterly Period Ended March 31, 2007

Table of Contents

		Page

	Cautionary Statement and Risk Factors that May Affect Future Results	4

PART I

ITEM 1.	Selected Financial Statements

	Balance Sheet – March 31, 2007 (unaudited)	5

	Statements of Operations – Three Months Ended March 31, 2007 and 2006 (unaudited)	6

	Statements of Cash Flows – Three Months Ended March 31, 2007 and 2006 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 - 12

ITEM 2.	Management’s Discussion and Analysis and Plan of Operation	13

ITEM 3.	Controls and Procedures

PART II

ITEM 1.	Legal Proceedings	16

ITEM 2.	Changes in Securities	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits and Reports on Form 8-K	16

	Signatures	17

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

SHINECO, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$37,910	$49,981
Trade receivables, net	1,703,246	1,417,970
Other receivables, net	110,246	88,798
Vendor deposits	607,245	596,632
Prepaid expenses	5,368	--
Inventories	1,928,592	2,044,279
Total current assets	4,392,607	4,197,660

Property, plant and equipment, net	122,842	124,362
Related party receivables	3,279	33,690
Investment in unconsolidated subsidiary	50,995	56,363
Deferred charge	45,818	48,291
Intangibles, net	143,662	147,467
Total assets	$4,759,203	$4,607,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$793,857	$815,611
Related party payables	458,173	453,327
Accrued liabilities	108,294	74,460
Other payables	124,073	76,456
Notes payable	815,638	822,566
Taxes payable	24,633	58,505
Customer deposits	69,450	44,873
Accrued employee benefits	45,211	41,109
Accrued dividends on preferred stock	112,000	91,000
Total current liabilities	2,551,329	2,477,907

Series A Convertible preferred stock, net of subscription receivable of $359,892; par value $.001; liquidation preference $.70 per share; 5,000,000 shares authorized; 2,000,000 and 0 shares issued and outstanding	1,040,108	1,040,108

Minority interest	2,737	5,627

Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,298,823 shares issued and outstanding	9,299	9,299
Additional paid in capital	1,079,908	1,079,908
Retained earnings	17,156	(42,069)
Accumulated other comprehensive income	58,666	37,053
Total stockholders' equity	1,165,029	1,084,191

Total liabilities and stockholders' equity	$4,759,203	$4,607,833

See notes to consolidated financial statements.

SHINECO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2007	2006

Revenue
Sales revenue	$562,564	$444,048
Cost of goods sold	237,274	172,568
Gross profit	325,290	271,480

Operating expenses
Other selling expenses	19,730	33,026
Salaries and benefits	98,846	--
Depreciation and amortization	13,711	--
Other general and administrative expenses	83,712	162,375
Total operating expenses	215,999	195,401

Operating income(loss)	109,291	76,079

Other income (expenses)
Interest expenses	(44,244)	(19,523)
Income (loss) on equity investments	(5,351)	(2,290)
Other	21,346	(1,619)
Total other income (expense)	(28,249)	(23,432)

Income before taxes and minority interest	81,042	52,647
Provision for income taxes	3,697	--
Income before minority interest	77,345	52,647

Minority interest in (income)/loss of subsidiaries	2,880	1,158
Income from continuing operations	80,225	53,805

Income (loss) from operations of disposed subsidiaries	--	--
(Loss) gain on disposal of subsidiary	--	--
Net income (loss) from discontinued operations	--	--

Net income (loss)	$80,225	$53,805

Foreign currency translation adjustment	21,613	2,811

Comprehensive income (loss)	$101,838	$56,616

Basic earnings (loss) per common share:
From continuing operations	$0.01	$0.00
From discontinued operations	$--	$--
From net income (loss)	$0.01	$0.00

Diluted earnings (loss) per common share:
From continuing operations	$0.01	$0.00
From discontinued operations	$--	$--
From net income (loss)	$0.01	$0.00

Denominator for basic earnings per share	9,298,823	9,298,823
Denominator for diluted earnings per share	9,298,823	9,298,823

See notes to consolidated financial statements.

SHINECO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$80,225	$53,805
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	11,794	10,425
Loss(income) from unconsolidated subsidiaries	5,351	-
Minority interest	(2,880)	(1,606)
Changes in operating assets and liabilities:
Trade receivables	(270,633)	550,932
Other receivables	(20,575)	25,903
Vendor deposits	(5,203)	(642,847)
Prepaid expenses	(2,450)	(99,172)
Inventories	134,589	(106,951)
Trade payables	(30,583)	85,219
Accrued liabilities	33,045	(20,114)
Other payables	11,057	(4,939)
Taxes payable	(34,281)	(16,833)
Customer deposits	24,088	4,264
Accrued employee benefits	3,718	37,974
Net cash provided by (used in) operations	(62,738)	(123,940)

Cash flows from investing activities:
Related party receivables	30,726	11,898
Purchase of property and equipment	(4,039)	(4,500)
Net cash provided by (used in) investing activities	26,687	7,398

Cash flows from financing activities:
Related party payables	-9,138	(60,421)
Repayments on short-term notes payable	(14,312)	(11,772)
Net cash provided by (used in) financing activities	(23,450)	(72,193)

Effect of rate changes on cash	47,430	2,811

Increase in cash and cash equivalents	(12,071)	(185,924)

Cash and cash equivalents, beginning of period	49,981	273,367
Cash and cash equivalents, end of period	$37,910	$87,443

Supplemental disclosures of cash flow information:
Cash paid for interest	$(44,244)	$(19,523)
Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for services	$--	$--
Inventory and intangibles acquired in business combination	$--	$--
Accrual of preferred stock dividend	$21,000	$21,000

See notes to consolidated financial statements.

SHINECO, INC.
NOTES TO UNAUDITEDCONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS

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

NOTE 2.   BASIS OF PRESENTATION

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount becomes questionable. The allowance for doubtful accounts was $215,411 and $213,481 at March 31, 2007 and December 31, 2006, respectively.

OTHER RECEIVABLES

Other receivables consist primarily of advances made to third parties. The balances due to the Company were $110,246 and $88,798 at March 31, 2007 and December 31, 2006, respectively.

SHINECO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories consist of raw materials, packaging materials, sub-contracting materials, production costs, and finished products. The inventories are valued at the lower of cost (first-in, first-out method) or market. Impairment and changes in market value are evaluated on a per item basis. The balances of the Company were $1,928,592 and $ 2,044,279 at March 31, 2007 and December 31, 2006, respectively.

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

Currently, the Company has recorded only minimal income taxes and no deferred taxes because it is a high-tech company registered in Chinese Zhongguancun Science Park. In China, high-tech companies are encouraged to promote their technologies to the market, so the Company is exempted from income tax for its first three years and enjoys the policy of paying half of the income tax for its second three years.

SHINECO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company issued convertible preferred stock on December 1, 2005, but no exercise can be made until after one year from issue, and then only if there is a public market for the common stock of the Company. At March 31, 2007 there were no exercisable conversion rights attached to the preferred stock.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	Three months ended March 31,
	2007	2006

NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations	$80,225	$53,805
Accrued dividend on Series A Preferred stock	(21,000)	(21,000)
Income from continuing operations available to common shareholders	59,225	32,805
Income from discontinued operations	--	--
Net income to common stockholders	$59,225	$32,805

DENOMINATOR FOR BASIC EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
EPS - Basic from continuing operations	$0.01	$0.00
EPS - Basic from discontinued operations	$--	$--
EPS - Basic	$0.01	$0.00

DENOMINATOR FOR FULLY DILUTED EPS
Weighted average shares of common stock outstanding	9,298,823	9,298,823
Exercisable warrants	--	--
Series A Preferred stock conversion rights (antidilutive)	--	--
Weighted average common shares and warrants outstanding	9,298,823	9,298,823
EPS - Fully diluted from continuing operations	$0.01	$0.00
EPS - Fully diluted from discontinued operations	$--	$--
EPS - Fully diluted	$0.01	$0.00

NOTE 4.   BUSINESS COMBINATIONS

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

SHINECO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   COMMON AND PREFERRED STOCK TRANSACTIONS

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

NOTE 6.   RELATED PARTY TRANSACTIONS

Related party receivables consist of advances due from stockholders. The amounts bear no interest and are payable on demand. Balances at March 31, 2007 and December 31, 2006 are $3,279 and $33,690, respectively.

Related party payables consist of loans from its stockholders. The loans bear no interest and are payable on demand. Balances at March 31, 2007 and December 31, 2006 are $458,173 and $453,327, respectively.

NOTE 7.   PROPERTY, PLANT AND EQUIPMENT

The balances of Property, plant and equipment net were $122,842 and $124,362 at March 31, 2007 and December 31, 2006, respectively.

	March 31, 2007	December 31, 2006

Machinery and equipment	$40,911	$40,545
Vehicles	54,734	54,243
Office equipment	90,224	85,399
Subtotal	185,869	180,187
Less: accumulated depreciation	(63,027)	(55,825)
Net property and equipment	$122,842	$124,362

Depreciation expense was $7,202 and $22,628 for the first quarter of 2007 and the whole year of 2006, respectively.

NOTE 8.  INVESTMENTS

During 2006 and 2007, the Company acquired equity interests in eight of its distributors by contributing inventory to such distributors. The Company accounts for these investments using the equity method if the ownership percentage exceeds 20% or if the ownership percentage is less than 20% and significant control is evidenced by significant intercompany sales transactions. Investments where the ownership percentage is less than 20% and significant control is not evident are accounted for at cost. The following table reflects certain information about the Company’s investments in unconsolidated subsidiaries.

	Date		12/31/06	Share of	Exchange	3/31/07
Name	Acquired	Ownership	Investment	Income(Loss)	Reserve	Investment

Jinan	11/25/2005	25.00%	$14,097	$(3,894)	$(14)	$10,189
Changchun	10/26/2005	25.00%	30,089	(110)	--	29,979
Liaoyang	12/31/2005	25.00%	6,002	(3,737)	(13)	2,252
Xuzhou	7/26/2005	15.00%	1,891	466	2	2,359
Qiqihaer	1/31/2006	19.00%	1,355	1,220	5	2,580
Nanjing	9/1/2006	15.00%	2,657	704	3	3,364
Shenyang	9/26/2005	15.00%	272	N/A	--	272
Sub-totals			$56,363	$(5,351)	$(17)	$50,995

SHINECO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 4, 2006 Beijing Tenet Jove withdrew the investment in unconsolidated subsidiary to Huaian, and on June 2, 2006 Beijing Tenet Jove withdrew the investments in unconsolidated subsidiaries to Yantai and Shenzhen. In aggregate, the company recognized gains of $53,938 on the disposal of these subsidiaries.

NOTE 9.   INTANGIBLES

Intangibles consist primarily of manufacturing patent rights, acquired in the business combination with Tianjin as well as a purchased trademark. They are determined to have a finite life of 10 years and are being amortized straight line over that period. Accumulated amortization at March 31, 2007 and December 31, 2006 is $61,841 and $56,195 respectively. Amortization expense recognized during the first quarter of 2007 and whole year of 2006 is $5,646 and $26,530, respectively.

NOTE 10.  CUSTOMER DEPOSITS

Customer deposits at March 31, 2007 and December 31, 2006 consist of $69,450 and $44,873 in prepayments to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

NOTE 11.  COMMITMENTS

The Company leases factory and office space under non-cancelable leases. Future minimum lease payments are reflected in the following table:

2007	59,362
2008	44,521
2009	44,521
2010	--
Totals	$148,404

NOTE 12.  CONTINGENCIES

The Company has not, historically, carried any property or casualty insurance. No amounts have been accrued for any liability that could arise from the lack of insurance. Management feels the chances of such an obligation arising are remote.

NOTE 13.  STOCK WARRANTS

Pursuant to the Stock Purchase Agreement executed in conjunction with the reverse merger of the Company and Beijing Tenet Jove, a warrant for 5% of the outstanding stock of the Company was issued to the selling stockholders, exercisable at par value, and expiring on December 12, 2005. None of these warrants was outstanding at March 31, 2007.

NOTE 14.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”.This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Currently the company does not have any financial instruments which require the adoption of this Statement, so the Statement will have no impact on our financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 158-1.This FASB Staff Position (FSP) updates the illustrations contained in Appendix B of FASB Statement No. 87, Employers’ Accounting for Pensions, Appendix B of FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Appendix C of FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to reflect the provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This FSP also amends the questions and answers contained in FASB Special Reports, A Guide to Implementation of Statement 87 on Employers’ Accounting for Pensions, A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and A Guide to Implementation of Statement 106 on Employers’ Accounting for Postretirement Benefits Other Than Pensions, and incorporates them into Statements 87, 88, and 106 as Appendixes E, C, and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to Statement 158. This FSP does not provide additional implementation guidance for Statement 158 beyond the conforming changes, nor does it change any of the provisions of Statement 158. Currently the company does not have any employers’ Pensions and Postretirement Benefits which require the adoption of this Statement, so the Statement will have no impact on our financial statements.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements, the notes thereto, and other financial information contained elsewhere in this Form 10-QSB.

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

In August, 2006, Beijing Tenet-Jove successfully acquired business certificates from China’s Ministry of Commerce, The State Administration of Foreign Exchange, The Beijing Administration for Industry & Commerce, The Beijing Municipal Office, and The State Administration of Taxation. It has therefore completed the legal process of acquisition under both Chinese and US law. As a result of this certification process, Beijing Tenet-Jove changed its legal status in China from a Chinese domestic enterprise to a wholly foreign-owned enterprise. Tenet-Jove acquired the proper corporate operational license from the Beijing Administration for Industry & Commerce effective August 11, 2006.

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

Results of Operations for Quarter Ended March 31, 2007 Compared to March 31, 2006

Our operating results are presented on a consolidated basis for the three months ended March 31, 2007, as compared to the same period ended March 31, 2006. The operating results presented in our consolidated financial statements are primarily those of Tenet-Jove and its consolidated subsidiaries.

Revenue

Our revenues from our wholesale operations for the three months ended March 31, 2007 and 2006 were $562,564 and $444,048 respectively, representing an increase of approximately 26.7% from the same period in the previous year.  Our operating revenues derive mainly from the sale of our healthcare products. Our increases in revenue over the previous year were mainly attributable to our increased access to China’s markets due to our successful certification to sell our products in China as a wholly foreign-owned enterprise.

We believe that revenues will continue to increase in the next several quarters as a result of our plans to expand our production facilities and to increase production of our textiles and health supplements.

Gross Profit Margin

Our gross margin on sales of our products was 57.8% for the period ended March 31, 2007 as compared to 61.1% for the period ended March 31, 2006. Our gross margin decreased by 5.4% in the 2007 period as compared to the previous period in 2006.  The decrease was mainly due to the increase in the cost of goods sold, offset by an increase in revenues.

Expenses

Our total operating expenses were $215,999 for the period ended March 31, 2007, an increase of 10.5% compared with total operating expenses of $195,401 for the period ended March 31, 2006. The increase was mainly caused by increases in salaries and benefits, and depreciation and amortization, offset by decreases in other selling expense and other general and administrative expense.

Net Income

Our consolidated net income was $80,225 for the quarterly period ended March 31, 2007 as compared to $53,805 for the period ended March 31, 2006, reflecting an increase of 49.1%. The net income rate increased 18.2 % from 12.1% for the period ended March 31, 2006 to 14.3% for the period ended March 31, 2007. This increase was attributable mainly to the increase in sales revenues and a decrease in other general and administrative expenses, offset by increases in the cost of goods sold and salaries and benefits.

Comprehensive Income

Our consolidated comprehensive income for the period ended March 31, 2007 was $101,538, an increase of 79.3% from $56,616 for the period ended March 31, 2006. The difference between comprehensive income and net income for the period ended March 31, 2007 was attributable to the foreign currency translation adjustment. As the exchange rate from US dollars to RMB changed during 2007, the foreign currency translation adjustment was $21,613 for the period ended March 31, 2007.

Liquidity and Sources of Capital

At March 31, 2007, our cash and cash equivalents were $37,910. As of March 31, 2007, the Company had inventories of $1,928,592, total current assets of $4,392,607, total current liabilities of $2,551,329 and working capital of $1,841,278, reflecting a current ratio of 1.72 and quick ratio of .97, compared to a current ratio of 1.86 and a quick ratio of 1.03 as of December 31, 2006. Our current ratio and quick ratio as of March 31, 2007 were slightly decreased compared to those of December 31, 2006.  Our working capital of $1,841,278 as of March 31, 2007 reflected a 13.6 % decrease from $2,129,926 as of December 31, 2006.

We generally finance our operations from two sources: cash flow from trade receivables, and operations. Our total shareholders’ equity was $1,165,029 as of March 31, 2007, as compared to $1,084,191 as of December 31, 2006, an increase of $80,838 or 7.5%.

We anticipate that our working capital resources are adequate to fund anticipated costs and expenses for the year ending December 31, 2007.

As of March 31, 2007, our cash and bank balances were mainly denominated in Renminbi (“RMB”) and United States dollars (“US$”) while our bank borrowings were mainly denominated in RMB. Our revenue and expenses, assets and liabilities are mainly denominated in RMB and US$. Since the exchange fluctuations amongst these currencies are low, we believe there is no significant exchange risk.

Management believes the Company's working capital is currently sufficient for the Company to implement its business plan and that its income from current operations will be sufficient for its liquidity needs.

ITEM 3.       CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of March 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Mr. Yuying Zhang, who is the principal executive officer of our Company  (known as “CEO”), and our Chief Financial Officer, Dan Liu, who is our principal financial officer (“CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on their Evaluation as of March 31, 2007, with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, as of March 31, 2007, our Disclosure Controls are effective at that reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to management, including the CEO and CFO, within the time periods specified in the Commission's rules and forms, and that our Disclosure Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Disclosure Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Disclosure Controls.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the period ended March 31, 2007.

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

(b)        We filed no reports on Form 8-K for the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 18, 2007

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