Form 10-Q
period 2016-03-31
SHINECO, INC.
filed 2016-06-08
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-37776

SHINECO INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2nd Floor, Wanyuan Business Center 10 N Hongda Road Daxing District, Beijing People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

(+86) 10-87227366
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☑  No ☐

and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

As of May 31, 2016, the registrant had 19,320,882 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	the timing of the development of future products;

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives, including those that relate to our proposed expansions and the effect such expansions may have on our revenues;

•	statements regarding the capabilities of our business operations;

•	statements of expected future economic performance;

•	statements regarding competition in our market; and

•	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the heading “Risk Factors” in our Registration Statement on Form S-1. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update is incorrect or create an obligation to provide any other updates.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$17,947,846	$6,056,105
Accounts receivable, net - third parties	4,670,482	4,878,378
- unconsolidated entity	876,315	2,409,664
Due from related parties	1,712,178	2,623,169
Inventories	6,822,315	8,302,297
Advances to suppliers	19,545	1,383,934
Loans to third parties	996,554	1,130,139
Other receivables	724,192	663,193
Short-term deposit	91,079	87,453
Prepaid leases - current, net	493,852	521,235
Prepaid expenses	59,771	200,304
TOTAL CURRENT ASSETS	34,414,129	28,255,871

Property and equipment at cost, net of accumulated depreciation	4,961,533	5,805,965
Land use right, net of accumulated amortization	1,460,411	1,568,701
Intangible assets	40,836	47,348
Investments	11,294,389	11,417,953
Long-term deposit and other noncurrent assets	83,277	87,894
Prepaid leases-non current, net	4,052,920	4,719,320
Deferred tax assets	311,970	229,072

TOTAL ASSETS	$56,619,465	$52,132,124

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans-banks	$2,519,600	$3,385,006
Accounts payable	191,884	171,642
Advances from customers	9,613	32,826
Due to related parties	258,189	137,508
Other payables and accrued expenses	1,805,012	1,119,591
Taxes payable	1,244,958	1,076,253
TOTAL LIABILITIES	6,029,256	5,922,826

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized;
19,320,882 issued and outstanding	19,321	19,321
Additional paid-in capital	17,344,466	17,344,466
Statutory reserve	3,204,464	2,924,921
Retained earnings	29,477,216	23,017,721
Accumulated other comprehensive income (loss)	(405,497)	2,054,720
Total Stockholders' equity of Shineco, Inc.	49,639,970	45,361,149
Non-controlling interest	950,239	848,149
TOTAL EQUITY	50,590,209	46,209,298

TOTAL LIABILITIES AND EQUITY	$56,619,465	$52,132,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015

REVENUE	$27,073,426	$24,580,973	$7,662,509	$6,960,624

COST OF REVENUE
Cost of product and services	18,110,671	16,192,660	5,470,557	4,565,764
Business and sales related tax	59,469	51,190	20,903	16,267

GROSS PROFIT	8,903,286	8,337,123	2,171,049	2,378,593

OPERATING EXPENSES
General and administrative expenses	1,540,906	1,508,836	462,659	452,840
Selling expenses	1,363,761	1,021,495	361,814	286,437
Total operating expense	2,904,667	2,530,331	824,473	739,277

INCOME FROM OPERATIONS	5,998,619	5,806,792	1,346,576	1,639,316

OTHER INCOME (EXPENSE)
Income from equity method investments	1,503,730	1,455,684	567,370	461,183
Other income (expense)	142,354	(955)	89,118	109
Interest income, net	100,336	39,569	28,423	15,015
Total other income	1,746,420	1,494,298	684,911	476,307

INCOME BEFORE INCOME TAX PROVISION	7,745,039	7,301,090	2,031,487	2,115,623

PROVISIONS FOR INCOME TAXES	883,840	873,383	256,953	240,591

NET INCOME	6,861,199	6,427,707	1,774,534	1,875,032

Less: net income attributable to non-controlling interest	(122,161)	(121,759)	(31,212)	(31,944)

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$6,739,038	$6,305,948	$1,743,322	$1,843,088

COMPREHENSIVE INCOME
Net income	6,861,199	6,427,707	1,774,534	1,875,032
Foreign currency translation gain (loss)	(2,480,288)	200,110	355,159	142,071
Total comprehensive income	4,380,911	6,627,817	2,129,693	2,017,103
Comprehensive income attributable to non-controlling interest	(102,090)	(126,208)	(37,863)	(42,069)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$4,278,821	$6,501,609	$2,091,830	$1,975,034

Weighted average number of shares basic and diluted	19,320,882	19,320,882	19,320,882	19,320,882

Basic and diluted earnings per common share	$0.35	$0.33	$0.09	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,861,199	$6,427,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597,939	595,134
Provision for (recovery of) doubtful accounts	179,891	(22,826)
Change of inventory reserve	199,409	(33,444)
Deferred tax (benefit) provision	(95,667)	14,068
Income from equity method investments	(1,503,730)	(1,455,684)
Changes in operating assets and liabilities:
Accounts receivable	(48,765)	(4,219,214)
Advances to suppliers	1,301,677	2,770,537
Inventories	852,488	(2,699,125)
Other receivables	(276,472)	5,399
Prepaid expense and other assets	122,734	110,936
Due from related parties	543,958	707,418
Long-term deposit and other noncurrent assets	-	(48,310)
Prepaid leases	421,707	185,369
Accounts payable	29,486	153,629
Advances from customers	(21,654)	46,494
Other payables	710,269	325,119
Taxes payable	218,890	207,970
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,093,359	3,071,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(24,218)	(12,247)
Repayments of loans to third parties	74,787	26,032
Repayments of loans to related parties	235,207	-
Income received from investments in unconsolidated entities	2,441,406	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,727,182	13,785

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	2,851,694	706,118
Proceeds from other short-term loans	47,828	130,215
Repayment of short-term bank loans	(3,544,588)	-
Proceeds from advances from related parties	128,894	209,231
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(516,172)	1,045,564

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(412,628)	(5,685)

NET INCREASE IN CASH	11,891,741	4,124,841

CASH-Beginning of the Period	6,056,105	3,089,845

CASH-End of the Period	$17,947,846	$7,214,686

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$755,858	$662,857
Cash paid for interest	$253,875	$163,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Shineco, Inc. ("Shineco" or the “Company”) was incorporated in the State of Delaware on August 20, 1997. The Company is a holding company whose primary purpose is to develop business opportunities in the People’s Republic of China (“PRC” or “China”).

On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Corp., Ltd. (“Tenet-Jove”), a PRC company, in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove. Tenet-Jove was incorporated on December 15, 2003 under the laws of China. Consequently, Tenet-Jove became a 100% owned subsidiary of Shineco and was officially granted the status of a Wholly Foreign-Owned Entity (“WFOE”) by Chinese authority on July 14, 2006. This transaction was accounted for as a recapitalization. Tenet-Jove owns 90% interest of Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

On December 31, 2008, June 11, 2011 and May 24, 2012, respectively, Tenet-Jove entered into a series of contractual agreements with the owners of Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), each of Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”)and Qingdao Zhihesheng Agricultural Produce Services., Ltd (“Qingdao Zhihesheng”). These agreements include an Executive Business Cooperation Agreement; Timely Reporting Agreements; Equity Interest Pledge Agreement and Executive Option Agreements. On February 24, 2014, Tenet-Jove also subsequently entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd (“Zhisheng Bio-Tech”), which is a new company incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group”.

Pursuant to the above agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to business operation and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over Zhisheng Group and Ankang Longevity Group. Therefore, the Company believes that Zhisheng Group and Ankang Longevity Group should be considered as Variable Interest Entities (“VIEs”) under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

Since Shineco is effectively controlled by the majority shareholders of Zhisheng Group and Ankang Longevity Group. Shineco owns 100% equity interest of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and its VIEs, Zhisheng Group and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove and its VIEs are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Tenet-Jove and its VIES had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

The Company, its subsidiaries, its VIE and its VIE’s subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in planting, manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; 2) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); 3) Ankang Longevity Group develops and manufactures traditional Chinese herbal medicinal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2015, which are included in the Company’s Registration Statement Form S-1, which was declared effective on March 13, 2016.

The condensed consolidated financial statements of the Company reflect the principal activities of the Company and its subsidiaries and VIEs. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries. All intercompany transactions have been eliminated.

Consolidation of Variable Interest Entities

In accordance with accounting standards regarding consolidation of variable interest entities (“VIEs”), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as following:

	March 31, 2016	June 30, 2015

Current assets	$29,978,901	$21,054,168
Plant and equipment, net	3,469,255	4,187,397
Other noncurrent assets	16,659,759	17,559,402
Total assets	50,107,915	42,800,967
Total liabilities	(4,202,078	(4,804,296)
Net assets	$45,905,837	$37,996,671

Non-controlling Interests

Accounting principles generally accepted in the United States of America (“GAAP”) require that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the consolidated statements of income and comprehensive income.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, this may not be indicative of future results.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Members of the current management team own controlling interests in the Company and are also the owners of the VIEs in the PRC.  The Company only controls the VIEs through contractual arrangements which obligate it to absorb the risk of loss and to receive the residual expected returns.  As such, the controlling shareholders of the Company and the VIEs could cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain control of the VIEs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, accrued expenses, taxes payable and inventories. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from sales of bluish dogbane products, Chinese medicinal herbal products and agricultural products, as well as providing logistic service and other processing service to external customers. The Company recognizes revenue when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer and (ii) delivery has occurred or services have been rendered (iii) the Company’s collection of such fees is reasonable assured. These criteria, as related to the Company’s revenue, are considered to have been met as follows:

Sales of products: the Company recognizes revenue on sale of products when the goods are delivered and title to the goods passes to the customer provided that there are no uncertainties regarding customer acceptance; persuasive evidence of the an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services are recognized upon performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposits and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customers’ historical payment history, their current credit-worthiness and current economic trends. As of March 31, 2016 and June 30, 2015, the allowances for doubtful accounts were $77,099 and $81,374, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable-unconsolidated entity represents the amount due from Shanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), with whom the Company entered into a supplemental agreement in September 2013. According to the supplemental agreement, the joint-venture company established by Shaanxi Pharmaceutical and the Company are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution that equals to 7% of the total purchases made from Shaanxi Pharmaceutical Group. The accounts receivable mainly represent the preferred distribution due from Shaanxi Pharmaceutical Group. As of March 31, 2016 and June 30, 2015, the balance of accounts receivable – unconsolidated entity was $876,315 and $2,409,664, respectively.

Inventories

Inventories, which are stated at the lower of cost or current market value, consisting of raw materials, work-in-progress, finished goods related to the Company’s products. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fee that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayment of farmland lease fee and farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested crops costs when they are sold. The Company periodically evaluates its inventory and records inventory reserve for certain inventories that may not be saleable. As of March 31, 2016 and June 30, 2015, the Company had inventory reserves of $752,412 and $585,283, respectively.

Advances to Suppliers

Advances to suppliers consist of balance paid to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of March 31, 2016 and June 30, 2015, the Company had balance of $19,545 and $1,383,934, respectively.

Loans to Third Parties

Loans to third parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. The loans are due within one year with no interest rate. Loans to third parties are reviewed periodically as to whether their carrying values remain realizable. As of March 31, 2016 and June 30, 2015, the Company had balances due from third parties of $996,554 and $1,130,139, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life, Farmland leasehold improvements are amortized over the shorter of lease term or remaining lease period of the underlying assets. Following are the estimated useful lives of the Company’s property and equipment:

Estimated useful lives

Buildings	20-50 years
Machinery equipment	5-10 years
Motor vehicles	5-10 years
Office equipment	5-10 years
Farmland leasehold improvements	12-18 years

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land Use Right

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful life is 50-years, based on the term of the land use rights.

Long-lived Assets

Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company. The government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. Estimated useful life is 50-years, based on the term of the land use rights..

Fair Value of Financial Instruments

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of accounts receivable, other current assets, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments.

Income Tax

The Company accounts for income taxes under FASB Codification Topic 740 (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at March 31, 2016 or at June 30, 2015.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2010 and after. As of March 31, 2016, the tax years ended June 30, 2007 through June 30, 2015 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product or acquiring its finished products. The Company recorded a VAT payable and VAT receivable net of payment in the accompanying consolidated financial statements.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency of Renminbi (“RMB”), the currency of the PRC.

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive income.

The balance sheet amounts, with the exception of equity, at March 31, 2016 and June 30, 2015 were translated at 1 RMB to $0.1551 USD and at 1 RMB to $0.1637 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended March 31, 2016 and 2015 were at 1 RMB to $0.1563 USD and at 1 RMB to $0.1627 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2016 and 2015 were at 1 RMB to $0.1529 USD and at 1 RMB to $0.1627 USD, respectively.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income in the consolidated statements of income and comprehensive income.

Equity Investment

An investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest, is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months and nine months ended March 31, 2016 and 2015.

New Accounting Pronouncements

In November 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company early adopted this update as permitted and, accordingly, has presented deferred tax assets as long-term on the Company's consolidated balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3- INVENTORIES

The inventories consist of the following:

	March 31, 2016	June 30, 2015

Raw materials	$508,820	$920,973
Work-in-process	5,115,378	6,674,890
Finished goods	1,931,439	1,268,681
Packing materials	19,090	23,036
Less: inventory reserve	(752,412)	(585,283)
	$6,822,315	$8,302,297

Work-in-process includes direct costs such as seed selection, fertilizer, labor cost and subcontractor fee that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayment of farmland lease fee and farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested crops costs when they are sold.

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2016	June 30, 2015

Buildings	$4,850,443	$5,113,662
Building improvement	54,447	57,467
Machinery equipment	460,577	476,044
Motor vehicles	238,502	251,726
Office equipment	204,367	206,134
Farmland leasehold improvement	3,261,592	3,442,441
	9,069,928	9,547,474

Less: accumulated depreciation and amortization	(4,108,395)	(3,741,509)

Property, plant and equipment, net	$4,961,533	$5,805,965

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4- PROPERTY AND EQUIPMENT, NET (Continued)

Depreciation and amortization expense charged to operations were $567,806 and $561,728 for the nine months ended March 31, 2016 and 2015, respectively. Depreciation and amortization expense charged to operations were $185,403 and $138,672 for the three months ended March 31, 2016 and 2015, respectively.

Farmland leasehold improvements consist of following:

	March 31, 2016	June 30, 2015

Blueberry farmland leasehold reconstruction	$2,505,700	$2,644,636
Yew tree planting base reconstruction	280,731	296,297
Greenhouse renovation	475,161	501,508
Total farmland leasehold improvement	$3,261,592	$3,442,441

NOTE 5- LAND USE RIGHTS, NET

The Company states land use right at cost less accumulated amortization. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has the Right to use the land for 50 years and amortizes the Right on a straight-line basis over the period of 50 years.

	March 31, 2016	June 30, 2015

Land use rights	$1,725,174	$1,820,832
Less: accumulated amortization	(264,763)	(252,131)
Land use rights, net	$1,460,411	$1,568,701

The estimated future amortization expenses are as follows:

Twelve months ending March 31:

2017	$34,503
2018	34,503
2019	34,503
2020	34,503
2021	34,503
Thereafter	1,287,896
Total	$1,460,411

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6- INVESTMENTS

A)      Investments in unconsolidated entities

On September 27, 2012, Ankang Longevity Group entered into two equity investment agreements with a third party, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd., a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.1 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new joint venture companies. These two joint ventures are formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. These two companies started business operations in May 2013. The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but not control of these two entities. Ankang Longevity Group recorded a net income of $479,965 and a net income of $492,858 for the nine months ended March 31, 2016 and 2015, respectively, from the investment, which was included in “Income from equity method investments” in the consolidated statements of operations and comprehensive income.

In September 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”).According to the supplemental agreement, the new joint-venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2016 and 2015, a total of $883,095 and a total of $962,826 were recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the net income of the joint ventures, respectively.

On each of April 6, 2013 and June 2, 2013, Tenet-Jove entity invested RMB 1.5 million (approximately $0.23 million) into two new companies, called Nanjing Kang Tian Yi Dressing & Adornment Co., Ltd (“Nanjing Kangtianyi”) and Tianjin Ou Feng Biotechnology Co., Ltd (“Tianjin Ou’Feng”), to obtain non-controlling interests of 30% and 40%. Tianjin Ou’Feng has gone out of business as of June 30, 2015.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company does not participate in Tiancang Project’s management and operations and the investment does not give the Company any equity interest of Zhen’Ai Network. Instead, the Company is entitled to a profit sharing of 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. The Tiancang Project is currently up and running. For the nine months ended March 31, 2016, Zhisheng Freight received investment income distribution of $140,670 from Zhen’Ai Network.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - INVESTMENTS (Continued)

The Company’s investments in unconsolidated entities consist of the following:

	March 31, 2016	June 30, 2015

Shanxi Pharmacy Holding Group Longevity Pharmacy Co., Ltd ( Ankang Longevity Pharmacy )	$2,106,948	$1,797,814
Shanxi Pharmacy Sunsimiao Drugstores Ankang Chain Co., Ltd	501,841	452,939
Nanjing Kang Tian Yi Dressing & Adornment Co., Ltd	232,650	245,550
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,248,950	2,373,650
Total	$5,090,389	$4,869,953

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2016	June 30, 2015

Current assets	$29,515,044	$26,768,724
Noncurrent assets	470,807	547,736
Current liabilities	24,677,763	22,739,953
Noncurrent liabilities	-	-

	For the nine months ended March 31,
	2016	2015

Net sales	$19,526,935	$30,067,471
Gross profit	2,686,451	2,432,968
Income from operations	955,216	1,639,672
Net income	981,914	1,639,158

B)      Investments in real estate project

On January 28, 2014, the Company, through one of its VIEs, Ankang Longevity Group, entered into an agreement (“Agreement”) with an unrelated third party, Shaanxi Xunyang Hongye Real Estate Co., Ltd. (“Xunyang Hongye”), to jointly invest a total of RMB 60.0 million (approximately $9.3 million) to build a site for planned Chinese herbal medicine exchange market (the “Exchange”) in Ankang City, China. The Exchange intends to provide services to Chinese herbal medicine traders and wholesalers by incorporating physical trading spaces, an online trading platform and logistic services into one-stop shop. The Agreement calls for Ankang Longevity Group to contribute RMB 40.0 million (approximately $6.2 million), which, in return, will entitle Ankang Longevity Group to 60% ownership of the real estate properties that are being constructed. Xunyang Hongye is an experienced real estate developer which is contributing its expertise and license to develop this project. We do not have control over how this project is being constructed and operated. As of March 31, 2016, Ankang Longevity Group has paid the required investment in full and the construction of the building has not been completed.

The Company’s investments in real estate project consist of the following:

	March 31, 2016	June 30, 2015
Shanxi XunyangHongye Real Estate Co., Ltd	$6,204,000	$6,548,000

Total investments (A+B)	$11,294,389	$11,417,953

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetable, fruit and Chinese yew trees. The lease term varies from 1 year to 24 years. The aggregate lease payments on these leases amounted to RMB 37.3 million (approximately $5.79 million). Zhisheng Group paid off the entire required lease amount plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases in accordance with ASC 840-20 and the aggregate lease amounts will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process under inventory account during the growing progress and then transferred to harvested crops costs when the time of harvest and then allocated to cost of sales when they are sold.

The long-term prepaid expenses consist of the following:

	March 31, 2016	June 30, 2015

Current	$493,852	$521,235
Non-current	4,052,920	4,719,320
Total	$4,546,772	$5,240,555

Further amortization expense is as follows:

Twelve months ending March 31:

2017	$493,852
2018	490,155
2019	489,819
2020	489,819
2021	267,509
Thereafter	2,315,618
Total	$4,546,772

NOTE 8 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	March 31, 2016	Maturity Date	Int. Rate/Year
Chongqing Alibaba Micro-Credit Company-a	38,000	2016-9-9	15.21%
Agricultural Bank of China-b	310,200	2016-9-24	5.52%
Agricultural Bank of China-c	465,300	2016-8-9	5.82%
Agricultural Bank of China-c	465,300	2016-10-27	5.27%
Agricultural Bank of China-c	1,240,800	2016-11-18	5.22%
Total	$2,519,600

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - SHORT-TERM LOANS (Continued)

Lender	June 30, 2015	Maturity Date	Int. Rate/Year
Beijing Rural Commercial Bank Donghua Branch	$111,006	Due on demand	7.97%
Agricultural Bank of China-b	327,400	2015-8-25	7.20%
Agricultural Bank of China-c	491,100	2015-7-29	7.20%
Agricultural Bank of China-c	327,400	2015-10-14	7.80%
Agricultural Bank of China-c	491,100	2015-10-16	7.20%
Agricultural Bank of China-c	1,309,600	2015-10-30	7.20%
Agricultural Bank of China-c	327,400	2016-2-16	6.42%
Total	$3,385,006

The loans outstanding were guaranteed by the following properties, entities or individuals:

a. Not collateralized or guaranteed.

b. Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both the related parties of the company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Pharmaceutical (Group) Co., Ltd. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

c. Guaranteed by commercial credit guaranty companies unrelated to the Company.

The Company recorded interest expense of $133,491 and $163,625 for the nine months ended March 31, 2016 and 2015, respectively. The annual weighted average interest rates are 6.14% and 7.24% as of March 31, 2016 and June 30, 2015, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company as well as several other entities that are either owned by directors or family members of those directors. Those advances are non-interest bearing, due upon demand and considered fully collectible.

As of March 31, 2016 and June 30, 2015, the outstanding amounts due from related parties consist of the following:

	March 31, 2016	June 30, 2015

Shanxi Pharmacy Holding Group Longetive Pharmacy Co., Ltd	$36,560	$1,158,764
Xinyang Yifangyuan Garden Technology Co., Ltd	523,342	593,413
Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd	803,742	144,830
Yang Bin	155,100	163,700
Zhang Xin	96,162	101,494
Chang Song	72,122	64,662
Wang Qi Wei	8,532	9,005
Tian Shuangpeng	11,633	-
Zhang Yuying	3,434	3,624
Qi Qiuchi	1,551	171,885
KuerLe Tenet Jove Business & Trading Co., Ltd	-	163,700
Huiyin Ansheng	-	48,092
	$1,712,178	$2,623,169

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

For the nine months ended March 31, 2016, interest income of $213,178 recognized on these loans was included in “Interest income (expense)” on the condensed consolidated statements of operations and comprehensive income. For the nine months ended March 31, 2015, interest income of $199,520 recognized on these loans was included in “Interest income (expense)” on the consolidated statements of operations and comprehensive income.

DUE TO RELATED PARTIES

As of March 31, 2016 and June 30, 2015, the Company has related party payables of $258,189 and $137,508, respectively, mainly due to Wu Yang who lends funds for the Company’s operations. Wu Yang is the wife of Yin Weixing, one of the directors of the Company. The payables are unsecured, non-interest bearing and due on demand.

	March 31, 2016	June 30, 2015

Wu Yang	151,998	137,508
Huiyin Ansheng	1,188	-
Wang Sai	105,003	-
	$258,189	$137,508

SALES TO AND PURCHASES FROM RELATED PARTIES

For the nine and three months ended March 31, 2016, the Company recorded sales to related parties of $2,296,384 and $786,656. There were no purchases from related parties. For the nine and three months ended March 31, 2015, the Company recorded sales to related parties of $2,555,739and $734,004, and no purchases from related parties.

NOTE 10 - TAXES

(a)	Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and its VIEs entities are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustment. Two VIE entities receive a full income tax exemption from the local tax authority of PRC as agricultural enterprises as long as the favorable tax policy remains unchanged.

i)	The components of the income tax (benefit) expense are as follows:

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Current income tax provision	$979,507	$859,315	$281,350	$241,597
Deferred income tax provision (benefit)	(95,667)	14,068	(24,397)	(1,006)
Total	$883,840	$873,383	$256,953	$240,591

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - TAXES (Continued)

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	March 31, 2016	June 30, 2015

Allowance for doubtful accounts	$66,051	$22,612
Inventory reserve	187,756	145,073
Impairment of investment	58,163	61,387
NOL carry-forwards	103,209	108,932
Total	415,179	338,004
Valuation allowance	(103,209)	(108,932)
Deferred tax assets, net	$311,970	$229,072

Movement of valuation allowance:

	March 31, 2016	June 30, 2015

Beginning balance	$108,932	$313,342
Current year addition	-	-
Current year reversal	-	(206,724)
Exchange difference	(5,723)	2,314
Ending balance	$103,209	$108,932

iii)	The following table reconciles the PRC statutory rates to the Company's effective tax rate for the nine and three months ended March 31, 2016 and 2015:

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
PRC statutory tax rate	25.00%	25.00%	25.00%	25.00%
Exemption rendered by local tax authorities	(13.59)%	(13.04)%	(12.35)%	(13.63)%
Effective tax rate	11.41%	11.96%	12.65%	11.37%

(b) Value Added Tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - TAXES (Continued)

(c) Taxes Payable

Taxes payable consists of the following:

	March 31, 2016	June 30, 2015

Income tax payable	$1,149,631	$982,532
Value added tax payable	86,364	93,292
Business tax and other taxes payable	8,963	429
	$1,244,958	$1,076,253

NOTE 11 - STATUTORY RESERVE

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of March 31, 2016 and June 30, 2015, the balance of the statutory reserve was $3,204,464 and $2,924,921, respectively.

NOTE 12 - CONCENTRATION AND RISKS

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC bank accounts was $17,793,210 and $4,683,945 as of March 31, 2016 and June 30, 2015, respectively.

During the nine months ended March 31, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries located in the PRC.

For the nine months ended March 31, 2016, one customer accounted for approximately 36% of the Company’s total sales. For the nine months ended March 31, 2015, three customers accounted for approximately 40%, 13% and 10% of the Company’s total sales, respectively.

For the nine months ended March 31, 2016, three vendors accounted for approximately 27%, 13% and 11% of the Company’s total purchases. For the nine months ended March 31, 2015, one vendor accounted for approximately 33% of the Company’s total purchases, respectively.

 NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases eight main office spaces under non-cancelable operating lease agreements through September 30, 2018. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending March 31:

2017	$342,086
2018	306,835
2019	31,708
Total	$680,629

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Group's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Group's business segments.

The Company's chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management's assessment, the Company has determined that it has three operating segments according to the major products and locations as follows:

➢	Developing, manufacturing and distributing of specialized fabrics, textile products and other by-products derived from an indigenous Chinese plant called Apocynum Venetum, commonly known as “Bluish Dogbane” or known in Chinese as “Luobuma” (referred to herein as Luobuma) :

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma developing and manufacturing of relevant products. With rich experience and broad channels in domestic market, the Group is leading in Luobuma textile production and other by-products.

This segment’s operations are focused in the north region of Mainland China, mostly carried out in Beijing and Tianjin City.

➢	Planting, processing and distributing of traditional Chinese medicinal herbal products as well as other pharmaceutical products (“Herbal products”)

The operating companies of this segment, namely AnKang Longevity Group and its subsidiaries, plant and process more than 600 kinds of Chinese medicinal herbal products with an established domestic sales and distribution network.

Ankang Longevity Group is also engaged in retail pharmacy business and the operating revenue is also included in this segment due to immaterial amount. Ankang Longevity Group also started a joint-venture pharmacy retail and wholesale distribution business in the second quarter of 2013 with a large Chinese pharmaceutical company, Shaanxi Pharmaceutical Holdings Group, aiming to expand its pharmacy retail and wholesale business. The operations of this segment are mainly located in the Mid-western region of Mainland China.

➢	Planting, processing and distributing of green and organic agricultural produce as well as growing and cultivating of Chinese Yew trees (“Agricultural products”):

The operating companies of this segment, the Zhisheng Group, engage in the business of growing and distributing green and organic vegetables and fruits as well as providing logistics services for distributing agricultural products. This segment has been focusing its efforts on the growing and cultivating of Chinese yew tree (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of anti-cancer medication and tree itself can be used for ornamental indoor bonsai tree, which are known to have the effect of purifying air quality.

The operations of this segment are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing where the Zhisheng Group has newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - SEGMENT REPORTING (Continued)

The following table presents summarized information by segment for the nine months ended March 31, 2016:

	For the nine months ended March 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$3,537,833	$10,430,717	$13,104,876	$27,073,426
Cost of goods	1,636,760	8,014,835	8,459,076	18,110,671
Business and sales related tax	16,482	42,987	-	59,469
Gross profit	1,884,591	2,372,895	4,645,800	8,903,286
Gross profit contribution %	21.2%	26.7%	52.1%	100.0%

The following table presents summarized information by segment for nine months ended March 31, 2015:

	For the nine months ended March 31, 2015
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$2,365,554	$10,101,362	$12,114,057	$24,580,973
Cost of goods	817,012	7,674,941	7,700,707	16,192,660
Business and sales related tax	8,153	43,023	14	51,190
Gross profit	1,540,389	2,383,398	4,413,336	8,337,123
Gross profit contribution %	18.5%	28.6%	52.9%	100.0%

The following table presents summarized information by segment for the three months ended March 31, 2016:

	For the three months ended March 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,091,149	$3,165,868	$3,405,492	$7,662,509
Cost of goods	490,684	2,531,542	2,448,331	5,470,557
Business and sales related tax	5,054	15,849	-	20,903
Gross profit	595,411	618,477	957,161	2,171,049
Gross profit contribution %	27.4%	28.5%	44.1%	100.0%

The following table presents summarized information by segment for three months ended March 31, 2015:

	For the three months ended March 31, 2015
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$863,089	$3,043,746	$3,053,789	$6,960,624
Cost of goods	315,544	2,320,867	1,929,353	4,565,764
Business and sales related tax	3,102	13,165	-	16,267
Gross profit	544,443	709,714	1,124,436	2,378,593
Gross profit contribution %	22.9%	29.8%	47.3%	100.0%

Total Assets as of

	March 31, 2016	June 30, 2015

Bluish Dogbane or “Luobuma”	$6,727,086	$6,308,727
Herbal products	28,105,613	25,001,487
Agricultural products	21,786,766	20,821,910
	$56,619,465	$52,132,124

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.

Business Overview

Shineco was incorporated in the State of Delaware on August 20, 1997. On December 30, 2004, the Company acquired all of the issued and outstanding shares of Tenet-Jove, a PRC company, in exchange for our restricted shares of common stock. Consequently, Tenet-Jove became our 100% owned subsidiary and its operating business became that of the Company. Tenet-Jove was incorporated on December 16, 2003 under the laws of China and was officially granted the status of a Wholly Foreign-Owned Entity (“WFOE”) by Chinese authorities on July 14, 2006. This transaction was accounted for as a recapitalization. Tenet-Jove owns a 90% interest of Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”). On June 9, 2005, we changed our name to Shineco, Inc.

On December 31, 2008, June 11, 2011 and May 24, 2012, respectively, Tenet-Jove entered into a series of contractual agreements with the owner of Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), each of Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove also subsequently entered into the same series of contractual agreements with ShinecoZhisheng (Beijing) Bio-Technology Co., Ltd (“Zhisheng Bio-Tech”), which is a new company incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group.” These agreements include an Executive Business Cooperation Agreement; Timely Reporting Agreement; Equity Interest Pledge Agreement and Executive Option Agreement.

Pursuant to these agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to business operation and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, we believe that Zhisheng Group and Ankang Longevity should be considered as Variable Interest Entities (“VIEs”) under the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove. We carry out all of our business in China through our PRC subsidiaries, VIE and VIE’s subsidiaries. Currently, we operate three main business segments: (i) Tenet-Jove is engaged in manufacturing and selling of Luobuma and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); (iii) Ankang Longevity develops and manufactures traditional Chinese herbal medicinal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our Luobuma therapeutic products, our Chinese herbal medicinal products and our agricultural products, will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. We do not currently have any agreements, undertakings or understandings to acquire any such entity.

Expansion of our sources of supply, production capacity and sales network- To meet the increasing demand for our products, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities, which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades. We also participate in two non-equity investment opportunities through a VIE, both of which are expect to provide us with new network and platforms.

Maintaining effective control of our costs and expenses -Successful cost control depends upon our ability to obtain and maintain adequate material supplies as required by our operations at competitive prices. We will focus on improving our long-term cost control strategies including establishing long-term alliances with certain suppliers to ensure adequate supply is maintained. We will carry forward the economies of scale and advantages from our nationwide distribution network and diversified offerings. Moreover, we will step up our efforts in higher value added products of Luobuma by using an exclusive and patented technology, to optimize quality management, procurement processes and cost control, and give full play to the strong production capacity and trustworthy sales teams to maximize our profit and bring better long-term return for our shareholders.

Economic and Political Risks

Our operations are conducted primarily in the PRC. Accordingly, our business, financial conditions and results may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks with, among others, the political, economic and legal environment and foreign currency exchange. Our Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions, remittances abroad, and rates and methods of taxation, among other things.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this prospectus.

Consolidation of Variable Interest Entities

In accordance with accounting standards regarding consolidation of VIEs, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred tax assets, accrued expenses and taxes payable and inventories. Actual results could differ from those estimates.

Inventories

Inventories, which are stated at the lower of cost or current market value, consisting of raw materials, work-in-progress, finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Market is the lower of replacement cost or net realizable value. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fee that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayment of farmland lease fee and farmland development cost. All the costs are accumulated until the time of harvest and then allocated to harvested crops costs when they are sold. The Company periodically evaluates its inventory and records inventory reserve for certain inventories that may not be saleable.

Revenue Recognition

The Company recognizes revenue from sales of Luobuma products, Chinese medicinal herbal products and agricultural products, as well as providing logistic service and other processing service to external customers. The Company recognizes revenue when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) delivery has occurred or services have been rendered, and (iii) the Company’s collection of such fees is reasonable assured. These criteria, as related to the Company’s revenue, are considered to have been met as follows:

Sales of products: the Company recognizes revenue on sale of products when the goods are delivered and title to the goods passes to the customer provided that there are no uncertainties regarding customer acceptance; persuasive evidence of the an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

Revenue from the Rendering of Services: Revenue from international freight forwarding, domestic air and overland freight forwarding services are recognized upon performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse.

Fair Value of Financial Instruments

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of accounts receivable, other current assets and prepaid expenses, short term loans, other payables and accrued expenses approximate their fair values because of the short-term nature of these instruments.

Equity Investment

An investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest, is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Results of Operations for the Nine Months Ended March 31, 2016 and 2015

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,		Variance
	2016	2015	Amount	%
Revenue	$27,073,426	$24,580,973	$2,492,453	10.14%
Cost of revenue	18,170,140	16,243,850	1,926,290	11.86%
Gross profit	8,903,286	8,337,123	566,163	6.79%
General and administrative expense	1,540,906	1,508,836	32,070	2.13%
Selling and distribution expense	1,363,761	1,021,495	342,266	33.51%
Income from operations	5,998,619	5,806,792	191,827	3.30%
Income from equity method investments	1,503,730	1,455,684	48,046	3.30%
Other income (expense)	142,354	(955)	143,309	(15,006.18)%
Interest income	100,336	39,569	60,767	153.57%
Income before income taxes	7,745,039	7,301,090	443,949	6.08%
Income tax expenses	883,840	873,383	10,457	1.20%
Net income	$6,861,199	$6,427,707	$433,492	6.74%
Comprehensive income	$4,380,911	$6,627,817	$(2,246,906)	(33.90)%

Revenue

Currently, we have three types of revenue streams deriving from our three major business segments: First, developing, manufacturing and distributing specialized fabrics, textiles and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane.” This segment is channeled through our directly owned subsidiary, Tenet-Jove. Second, processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products. This segment is conducted by our Ankang Longevity Group VIEs. And third, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees. This segment is conducted through our VIEs, the Zhisheng Group.

The following table sets forth the breakdown of our revenue for the nine months ended March 31, 2016 and 2015, respectively:

	Nine Months Ended March 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$3,537,833	13.07%	$2,365,554	9.62%	$1,172,279	49.56%
Sales of Chinese medicinal herbal products	10,430,717	38.53%	10,101,362	41.09%	329,355	3.26%
Sales of other agricultural products	13,104,876	48.40%	12,114,057	49.29%	990,819	8.18%
Total Amount	$27,073,426	100.00%	$24,580,973	100.00%	$2,492,453	10.14%

For the nine months ended March 31, 2016 and 2015, revenue from sales of Luobuma products was $3,537,833 and $2,365,554, respectively, which represented an increase of $1,172,279 or 49.56%. The increase of revenue from this segment was primarily due to increased sales volume of our health awareness related products. The sales volume increase was mainly due to the increase in our number of customers.

For the nine months ended March 31, 2016 and 2015, revenue from sales of Chinese medicinal herbal products was $10,430,717 and $10,101,362, respectively, representing an increase of $329,355 or 3.26%. The increase was primarily due to the fact that we fulfilled more sales orders from customers for the nine months ended March 31, 2016 than the same period in 2015.

For the nine months ended March 31, 2016 and 2015, revenue from other agricultural products was $13,104,876 and $12,114,057, respectively, representing an increase of $990,819 or 8.18%. The increase was mainly attributable to the slight increase in sales price of yew trees.

Cost of Revenue

The following table sets forth the breakdown of our cost of revenue for the nine months ended March 31, 2016 and 2015, respectively:

	Nine Months Ended March 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$1,636,760	9.04%	$817,012	5.05%	$819,748	100.33%
Sales of Chinese medicinal herbal products	8,014,835	44.25%	7,674,941	47.40%	339,894	4.43%
Sales of other agricultural products	8,459,076	46.71%	7,700,707	47.55%	758,369	9.85%
Total Amount	$18,110,671	100.00%	$16,192,660	100.00%	$1,918,011	11.84%

For the nine months ended March 31, 2016 and 2015, cost of revenue from sales of our Luobuma products were $1,636,760 and $817,012, respectively, representing an increase of $819,748 or 100.33%. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material and labor costs we incurred for the nine months ended March 31, 2016 as compared to the corresponding period in 2015.

For the nine months ended March 31, 2016 and 2015, cost of revenue from sales of Chinese medicinal herbal products were $8,014,835 and $7,674,941, respectively, representing an increase of $339,894 or 4.43%. The percentage of the increase in costs was proportional to the percentage of the increase in sales due to the stable gross margin of our Chinese medicine herbal products.

For the nine months ended March 31, 2016 and 2015, cost of revenue from sales of other agricultural products was $8,459,076 and $7,700,707, respectively, representing an increase of $758,369 or 9.85%. The percentage of the increase in costs was proportional to the percentage of the increase in sales due to the stable gross margin of those products.

Gross Profit

The following table sets forth the breakdown of our gross profit for the nine months ended March 31, 2016 and 2015, respectively:

	Nine Months Ended March 31,				Variance
	2016	%	2015	%	Amount	Contribution%
Sales of Luobuma products	$1,884,591	21.17%	$1,540,389	18.48%	$344,202	2.69%
Sales of Chinese medicinal herbal products	2,372,895	26.65%	2,383,398	28.59%	(10,503)	(1.94)%
Sales of other agricultural products	4,645,800	52.18%	4,413,336	52.93%	232,464	0.75%
Total Amount	$8,903,286	100%	$8,337,123	100%	$566,163

Gross profit from Luobuma product sales increased by $344,202 and gross profit contribution percentage increased by 2.69% for the nine months ended March 31, 2016 as compared to the same period of 2015. The increase in gross profit was primarily because an increase in sales volume resulting from the sale of health products and sales expansion from our self-operated online E-commerce platform on Alibaba and JD.com. We expect a higher profit in this segment in the future with increasing sales through the online sales platform, and with new technology aiming to lower the costs of our products. The continual increase in the contribution percentage of Luobuma products is mainly because many of the Luobuma products are relatively new products to the market and the market is still gradually accepting these products and its benefits.

Gross profit from sales of Chinese herbal products had a slight decrease of $10,503 for the nine months ended March 31, 2016 as compared to the same period of 2015, primarily due to the higher raw material costs. The gross profit contribution percentage decreased by 1.94% for the nine months ended March 31, 2016 as compared to the same period of 2015, which slight decrease was mainly due to the relatively steady market of these Chinese herbal products and the increase in sales of our other products.

Gross profit from sales of other agricultural products increased by $232,464 for the nine months ended March 31, 2016 as compared to the same period of 2015. The increase was primarily a result of the combination of increased sales volume and higher selling prices as compared to the same period of 2015. The gross profit contribution percentage for the nine months ended March 31, 2016 was kept stable as compared to the same period of 2015.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2016 and 2015, respectively:

	Nine Months Ended March 31,				Variance
	2016	%	2015	%	Amount	%
General and administrative expenses	$1,540,906	53.05%	$1,508,836	59.63%	$32,070	2.13%
Selling and distribution expense	1,363,761	46.95%	1,021,495	40.37%	342,266	33.51%
Total Amount	$2,904,667	100.00%	$2,530,331	100.00%	$374,336	14.79%

General and Administrative Expenses

For the nine months ended March 31, 2016, our general and administrative expenses were $1,540,906, representing an increase of $32,070 or 2.13%, as compared to the same period of 2015. The increase was primarily attributable to increased legal, accounting fees and consulting fees in connection with our initial public offering for the nine months ended March 31, 2016 as compared to the same period of 2015.

Selling and Distribution Expense

For the nine months ended March 31, 2016, our selling and distribution expenses were $1,363,761, representing an increase of $342,266 or 33.51%, as compared to the same period of 2015. The increase was primarily due to increased salary expense since more staff were recruited and increased sales promotion on online platforms such as Alibaba and JD.com. The increase also resulted from advertising expenses incurred for our Qingdao Zhihesheng operations.

Income from Equity Method Investments

On September 27, 2012, Ankang Longevity Group entered into two equity investment agreements with a third party, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB 6.8 million (approximately $1.1 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained a 49% equity interest in each of these two new joint venture companies.. We recorded net income of $479,965 and net income of $492,858 from these equity method investments for the nine months ended March 31, 2016 and 2015, respectively. The decrease in net income was primarily due to the lower net profit in the two joint ventures in the comparative periods.

In September 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2016, total income of $883,095 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $962,826 in the same period in 2015. The decrease was primarily due to lower total purchases by the joint venture in the current period, thus lower distributions attributable to Ankang Group.

Interest Income

For the nine months ended March 31, 2016, our net interest income was $100,336 as compared to interest income of $39,569 in the same period of 2015. The increase in net interest income was attributable to the lower average short term loan as compared to the corresponding period in 2015.

Income Tax Expenses

For the nine months ended March 31, 2016 and 2015, our income tax expenses increased by $10,457 or 1.20% from $873,383 for the nine months ended March 31, 2015 to $883,840 for the nine months ended March 31, 2016. The increase in income tax expense was primarily due to increased taxable income of Ankang Longevity Group for the period indicated.

Net Income

Our net income increased by $433,492 or 6.74% for the nine months ended March 31, 2016 as compared to the same period of 2015. The increase in our net income was primarily a result of the increase in gross profit and other income, partially offset by the increase in selling and distribution expense.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months End March 31,		Variance
	2016	2015	Amount	%
Revenue	$7,662,509	$6,960,624	$701,885	10.08%
Cost of revenue	5,491,460	4,582,031	909,429	19.85%
Gross profit	2,171,049	2,378,593	(207,544)	(8.73)%
General and administrative expense	462,659	452,840	9,819	2.17%
Selling and distribution expense	361,814	286,437	75,377	26.32%
Income from operations	1,346,576	1,639,316	(292,740)	(17.86)%
Income from equity method investments	567,370	461,183	106,187	23.02%
Other income	89,118	109	89,009	81,659.63%
Interest income	28,423	15,015	13,408	89.30%
Income before income taxes	2,031,487	2,115,623	(84,136)	(3.98)%
Income tax expenses	256,953	240,591	16,362	6.80%
Net income	$1,774,534	$1,875,032	$(100,498)	(5.36)%
Comprehensive income	$2,129,693	$2,017,103	$112,590	(5.58)%

Revenue

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$1,091,149	14.24%	$863,089	12.40%	$228,060	26.42%
Sales of Chinese medicinal herbal products	3,165,868	41.32%	3,043,746	43.73%	122,122	4.01%
Sales of other agricultural products	3,405,492	44.44%	3,053,789	43.87%	351,703	11.52%
Total Amount	$7,662,509	100.00%	$6,960,624	100.00%	$701,885	10.08%

For the three months ended March 31, 2016 and 2015, revenue from sales of Luobuma products was $1,091,149 and $863,089 respectively, which represented an increase of $228,060 or 26.42%. The increase of revenue from this segment was primarily due to increased sales volume of our health awareness related products. The sales volume increase is mainly due to the increase in the number of our customers.

For the three months ended March 31, 2016 and 2015, revenue from sales of Chinese medicinal herbal products was $3,165,868 and $3,043,746, respectively, representing an increase of $122,122 or 4.01%. The increase was primarily due to the fact that we fulfilled more sales orders from customers for the three months ended March 31, 2016 than the same period in 2015.

For the three months ended March 31, 2016 and 2015, revenue from other agricultural products was $3,405,492 and $3,053,789, respectively, representing an increase of $351,703 or 11.52%. The increase was mainly attributable to the slight increase in the sales price of our yew trees.

Cost of Revenue

The following table sets forth the breakdown of our cost of revenue for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$490,684	8.97%	$315,544	6.91%	$175,140	55.50%
Sales of Chinese medicinal herbal products	2,531,542	46.28%	2,320,867	50.83%	210,675	9.08%
Sales of other agricultural products	2,448,331	44.75%	1,929,353	42.26%	518,978	26.90%
Total Amount	$5,470,557	100.00%	$4,565,764	100.00%	$904,793	19.82%

For the three months ended March 31, 2016 and 2015, cost of revenue from sales of our Luobuma products was $490,684 and $315,544, respectively, representing an increase of $175,140 or 55.50%. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to higher raw material and labor costs we incurred for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

For the three months ended March 31, 2016 and 2015, cost of revenue from sales of Chinese medicinal herbal products was $2,531,542 and $2,320,867, respectively, representing an increase of $210,675 or 9.08%. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material costs for the three months ended March 31, 2016 as compared to the same period in 2015.

For the three months ended March 31, 2016 and 2015, cost of revenue from sales of other agricultural products was $2,448,331 and $1,929,353, respectively, representing an increase of $518,978 or 26.90%. The increase in cost of revenue was due mainly to the higher saplings and labor cost compared with the corresponding period in 2015.

Gross Profit

The following table sets forth the breakdown of our gross profit for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,				Variance
	2016	%	2015	%	Amount	Contribution %
Sales of Luobuma products	$595,411	27.43%	$544,443	22.89%	$50,968	4.54%
Sales of Chinese medicinal herbal products	618,477	28.49%	709,714	29.84%	(91,237)	(1.35)%
Sales of other agricultural products	957,161	44.08%	1,124,436	47.27%	(167,275)	(3.19)%
Total Amount	$2,171,049	100%	$2,378,593	100%	$(207,544)

Gross profit from Luobuma product sales increased by $50,968 and gross profit contribution percentage increased by 4.54% for the three months ended March 31, 2016 as compared to the same period of 2015. The increase was primarily due to an increase in sales volume resulting from sale of health products and sales expansion from our self-operated online E-commerce platform on Alibaba and JD.com. We expect a higher profit in this segment in the future with increasing sales through the online sales platform, and with new technology aiming to lower the costs of our products. The increase in the percentage of Luobuma's gross profit versus total gross is primarily due to the increase of gross profit of Luobuma products, while the gross profit of our other two segments decreased.

Gross profit from sales of Chinese herbal products decreased by $91,237 for the three months ended March 31, 2016 as compared to the same period of 2015, primarily due to the higher raw material costs. The gross profit contribution percentage decreased by 1.35% for the three months ended March 31, 2016 as compared to the same period of 2015, a slight decrease in the percentage of Chinese medicine herbal products' gross profit versus total gross is primarily due to the decrease of gross profit of this segment.

Gross profit from sales of other agricultural products decreased by $167,275 for the three months ended March 31, 2016 as compared to the same period of 2015. The decrease in gross profit was primarily due to our increasing cost of yew trees, as a result of the higher saplings and labor cost. The gross profit contribution percentage decreased by 3.19% for the three months ended March 31, 2016 as compared to the same period of 2015. The decrease in the percentage of other agricultural products' gross profit versus total gross is primarily due to the decrease of gross profit of this segment.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,				Variance
	2016	%	2015	%	Amount	%
General and administrative expenses	$462,659	56.12%	$452,840	61.25%	$9,819	2.17%
Selling and distribution expense	361,814	43.88%	286,437	38.75%	75,377	26.32%
Total Amount	$824,473	100.00%	$739,277	100.00%	$85,196	11.52%

General and Administrative Expenses

For the three months ended March 31, 2016, our general and administrative expenses were $462,659, representing a slight increase of $9,819 or 2.17%, as compared to the same period of 2015.

Selling and Distribution Expense

For the three months ended March 31, 2016, our selling and distribution expenses were $361,814, representing an increase of $75,377 or 26.32%, as compared to the same period of 2015. The increase was primarily due to increased advertising expenses incurred for our Qingdao Zhihesheng operations.

Income from Equity Method Investments

On September 27, 2012, Ankang Longevity Group entered into two equity investment agreements with a third party, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB 6.8 million (approximately $1.1 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained a 49% interest in each of these two new joint venture companies. We recorded a net income of $120,300 and a net income of $148,757 from these equity method investments for the three months ended March 31, 2016 and 2015, respectively. The decrease in the net income was primarily due to the lower net profit in the two joint ventures in the comparative periods.

In September 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended March 31, 2016, a total income of $306,395 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $312,426 in the same period in 2015. The decrease was primarily due to lower total purchases by the joint venture in the current period, thus lower distribution attributable to Ankang Group.

Interest Income

For the three months ended March 31, 2016 our net interest income was $28,423 as compared to interest income of $15,015 in the same period of 2015. The increase in net interest income was attributable to the lower average short term loan compared with the corresponding period in 2015.

Income Tax Expenses

For the three months ended March 31, 2016 and 2015, our income tax expenses increase by $16,362 or 6.80% from $240,591 for the three months ended March 31, 2015 to $256,953 for the three months ended March 31, 2016. The increase in income tax expense was primarily due to increased taxable income of Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by $100,498 or 5.36% for the three months ended March 31, 2016 as compared to the same period of 2015. The decrease in our net income was primarily due to the decrease in gross profit, offset by the increase in income from equity investments.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash provided by operating activities and bank loans. Our current cash primarily consists of cash on hand, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of March 31, 2016 and June 30, 2015, we possessed cash of $17,947,846 and $6,056,105, respectively. Management believes that our current cash, cash flows provided by operating activities, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Treasury Policies

We have established treasury policies with the objectives of achieving effective control of treasury operations and of lowering cost of funds. Therefore, funding for all operations and foreign exchange exposure have been centrally reviewed and monitored from the top level. To manage our exposure to fluctuations in exchange rates and interest rates on specific transactions and foreign currency borrowings, currency structured instruments and other appropriate financial instruments will be used to hedge material exposure, if any.

Our policy precludes us from entering into any derivative contracts purely for speculative activities. Through our treasury policies, we aim to:

(a) Minimize interest risk

This is accomplished by loan re-financing and negotiation. We will continue to closely monitor the total loan portfolio and compare the loan margin spread under our existing agreements against the current borrowing interest rates under different currencies and new offers from banks.

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at company level. As of March 31, 2016 and June 30, 2015, we do not engage in any foreign currency borrowings or loan contracts.

Working Capital

The following table provides the information about our working capital at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

Current Assets	$34,414,129	$28,255,871
Current Liabilities	6,029,256	5,922,826
Working Capital	$28,384,873	$22,333,045

The working capital increased by $6,051,828 or 27.10% from June 30, 2015 to March 31, 2016, primarily as a result of an increase in cash due to better operating results during the nine months ended March 31, 2016. We believe that we currently have sufficient working capital to run our business.

As of March 31, 2016 and June 30, 2015, other major components of our working capital included inventory and accounts receivable. Our inventory balance decreased by 17.83% from $8,302,297 as of June 30, 2015 to $6,822,315 as of March 31, 2016, which was mainly due to the decreased work in process of yew trees. The average inventory turnover days of finished goods in our industry ranges from 40 days to 60 days. Our inventory turnover days for raw materials and finished goods were around the industry average, because we tried to manage and control our inventory stockpile.

The accounts receivable, including accounts receivable from unconsolidated entities, as of March 31, 2016 were $5,546,797, a decrease of approximately 23.89% from $7,288,042 as of June 30 2015, mainly due to an increase of profit distribution received from Shaanxi Pharmaceutical Group of Ankang Longevity Medicine. The turnover days of trade receivables were 64.0 days for the nine months ended March 31, 2016, compared to 58.1 days in the corresponding period last period. The average turnover days of accounts receivable in our industry is approximately 40 days. As of March 31, 2016, about 72% of our outstanding account receivables were aged within 90 days, which was in compliance with our credit terms.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for a possible liability in the near future arising out of capital expenditures. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2016 and June 30, 2015 we had no material capital commitment or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2016 and 2015.

	For the nine months ended March 31,
	2016	2015

Net cash provided by operating activities	$10,093,359	$3,071,177
Net cash provided by investing activities	2,727,182	13,785
Net cash provided by (used in) financing activities	(516,172)	1,045,564
Effect of exchange rate changes on cash	(412,628)	(5,685)
Net increase in cash	11,891,741	4,124,841
Cash, beginning of period	6,056,105	3,089,845
Cash, end of period	$17,947,846	$7,214,686

Operating Activities

For the nine months ended March 31, 2016, net cash provided by operating activities amounted to $10,093,359, as opposed to net cash provided by operating activities of $3,071,177 for the same period of 2015. The change in cash provided by operating activities period over period is primarily attributable to:

1)	an increase of $4,170,449 in accounts receivable due to higher sales turnover; and
2)	an increase of $3,551,613 in inventories as we managed to increase our sales by selling our finished goods more quickly.

Investing Activities

For the nine months ended March 31, 2016, net cash provided by investing activities amounted to $2,727,182 as compared to net cash provided by investing activities of $13,785 for the same period of 2015. The increases in net cash provided by investing activities were primarily because $2,441,406 investment income received from Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd for the period ended March 31, 2016.

Financing Activities

For the nine months ended March 31, 2016, net cash used in financing activities amounted to $516,172, as opposed to net cash provided by financing activities of $1,045,564 for the same period of 2015. The decrease of $1,561,736 in net cash provided by financing activities was primarily due to net repayments of short-term bank loans of $3,544,588, offset by an increase in proceeds received from short term bank loans in the amount of $2,145,576 for the nine months ended March 31, 2016 as compared to the same period of 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to following material weaknesses:

•        Lack of full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

•        Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

In order to address the above material weaknesses, our management plans to take the following steps:

•        Recruiting sufficient qualified professionals with appropriate levels of knowledge and experience to assist in reviewing and resolving accounting issues in routine or complex transactions. To mitigate the reporting risks, we engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

•        Improving the communication between management, board of directors and the Chief Financial Officer; and

•        Obtaining proper approval for other significant and non-routine transactions from the Board of Directors.

The Company believes the foregoing measures will remediate the identified material weaknesses in future periods. The Company is committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2016. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (1)
3.2	Amended and Restated Bylaws of Shineco, Inc. (1)
4.1	Specimen Common Stock Share Certificate (2)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Amendment No. 1 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on July 1, 2015.

(2)	Incorporated by reference to the Amendment No. 5 to Registration Statement on Form S-1 filed by the Company with the SEC on January 27, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: June 8, 2016	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: June 8, 2016	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

