Form 10-Q
period 2016-09-30
SHINECO, INC.
filed 2016-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-37776

SHINECO, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 1001, Building T5, DaZu Square, Daxing District, Beijing People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2016, the registrant had 21,034,072 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2016	2016
ASSETS

CURRENT ASSETS:
Cash	$28,669,501	$22,009,374
Accounts receivable, net - third parties	5,818,230	4,464,098
- unconsolidated entity	1,323,794	1,088,144
Due from related parties	1,253,670	1,671,435
Inventories	4,041,813	4,608,179
Advances to suppliers, net	436,399	53,024
Loans to third parties, net	649,093	560,234
Other receivables, net	575,650	463,361
Short-term deposit	114,720	100,270
Prepaid leases - current, net	476,708	478,565
Prepaid expenses	13,118	33,117
TOTAL CURRENT ASSETS	43,372,696	35,529,801

Property and equipment at cost, net of accumulated depreciation and amortization	10,867,205	11,035,199
Land use right, net of accumulated amortization	1,394,961	1,408,765
Investments	4,909,452	4,766,847
Long-term deposit and other noncurrent assets	118,588	120,357
Prepaid leases-non current, net	3,726,008	3,860,327
Deferred tax assets	330,103	327,492

TOTAL ASSETS	$64,719,013	$57,048,788

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans-banks	$2,730,043	$2,745,945
Accounts payable	304,642	259,803
Advances from customers	40,726	9,597
Due to related parties	341,329	244,915
Other payables and accrued expenses	2,135,695	1,999,622
Taxes payable	1,235,047	1,278,142
TOTAL LIABILITIES	6,787,482	6,538,024

Commitments and contingencies

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized;
21,034,072 and 19,320,882 shares issued and outstanding at
September 30, 2016 and June 30, 2016	21,034	19,321
Additional paid-in capital	23,581,146	17,344,466
Statutory reserve	3,317,188	3,242,139
Retained earnings	32,111,057	30,837,399
Accumulated other comprehensive loss	(2,080,888)	(1,887,929)
Total Stockholders' equity of Shineco, Inc.	56,949,537	49,555,396
Non-controlling interest	981,994	955,368
TOTAL EQUITY	57,931,531	50,510,764

TOTAL LIABILITIES AND EQUITY	$64,719,013	$57,048,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2016	2015

REVENUE	$6,366,664	$7,285,919

COST OF REVENUE
Cost of product and services	4,436,172	4,856,878
Business and sales related tax	15,545	16,594

GROSS PROFIT	1,914,947	2,412,447

OPERATING EXPENSES
General and administrative expenses	473,764	515,154
Selling expenses	380,318	487,882
Total operating expense	854,082	1,003,036

INCOME FROM OPERATIONS	1,060,865	1,409,411

OTHER INCOME
Income from equity method investments	401,172	340,049
Other income (expense)	85,901	(19,644)
Interest income, net	32,753	35,268
Total other income	519,826	355,673

INCOME BEFORE INCOME TAX PROVISION	1,580,691	1,765,084

PROVISIONS FOR INCOME TAXES	201,636	300,949

NET INCOME	1,379,055	1,464,135

Less: net income attributable to non-controlling interest	30,348	42,011

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$1,348,707	$1,422,124

COMPREHENSIVE INCOME (LOSS)
Net income	$1,379,055	$1,464,135
Other comprehensive loss: foreign currency translation loss	(196,681)	(1,874,132)
Total comprehensive income (loss)	1,182,374	(409,997)
Comprehensive income attributable to non-controlling interest	26,626	33,145

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$1,155,748	$(443,142)

Weighted average number of shares basic and diluted	19,376,747	19,320,882

Basic and diluted earnings per common share	$0.07	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,379,055	$1,464,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,010	271,535
Provision for doubtful accounts	103,880	102,095
Change of inventory reserve	(24,836)	(54,064)
Deferred tax provision (benefit)	(3,883)	9,015
Income from equity method investments	(401,172)	(340,049)

Changes in operating assets and liabilities:
Accounts receivable	(1,367,631)	2,434,329
Advances to suppliers	(383,769)	407,671
Inventories	573,591	954,514
Other receivables	(204,953)	(9,590)
Prepaid expenses	5,034	113,530
Due from related parties	280,988	25,288
Prepaid leases	119,398	126,998
Accounts payable	45,871	62,908
Advances from customers	31,181	(24,080)
Other payables and accrued expenses	143,166	111,399
Taxes payable	(37,421)	19,163
NET CASH PROVIDED BY OPERATING ACTIVITIES	415,509	5,674,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(22,131)	(2,950)
Loan advances to third parties	(108,648)	(56,335)
Collections on loans to related parties	130,495	218,264
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(284)	158,979

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	781,469	1,116,784
Proceeds from private equity	-	169,987
Repayment of short-term bank loans	(786,719)	(1,224,969)
Proceeds from public offerings, net of offering cost of $1,470,962	6,238,393	-
Proceeds from advances from related parties	97,413	31,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,330,556	93,452

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(85,654)	(331,958)

NET INCREASE IN CASH	6,660,127	5,595,270

CASH-Beginning of the Period	22,009,374	6,056,105

CASH-End of the Period	$28,669,501	$11,651,375

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$65,436	$242,698
Cash paid for interest	$39,303	$176,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Shineco, Inc. (“Shineco” or the “Company”) was incorporated in the State of Delaware on August 20, 1997. The Company is a holding company whose primary purpose is to develop business opportunities in the People’s Republic of China (“PRC” or “China”).

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

On December 31, 2008, June 11, 2011 and May 24, 2012, respectively, Tenet-Jove entered into a series of contractual agreements with the owners of Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), each of Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove also subsequently entered into the same series of contractual agreements with ShinecoZhisheng (Beijing) Bio-Technology Co., Ltd (“Zhisheng Bio-Tech”), which is a new company incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group”. These agreements include an Executive Business Cooperation Agreement; Timely Reporting Agreements; Equity Interest Pledge Agreement and Executive Option Agreement.

Pursuant to the above agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to business operations and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over Zhisheng Group and Ankang Longevity Group. Therefore, the Company believes that Zhisheng Group and Ankang Longevity Group should be considered as Variable Interest Entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016, which was filed on September 28, 2016.

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries. All intercompany transactions have been eliminated.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2016	June 30, 2016

Current assets	$32,034,133	$30,560,208
Plant and equipment, net	9,450,530	9,595,357
Other noncurrent assets	10,113,163	10,136,632
Total assets	51,597,826	50,292,197
Total liabilities	(4,402,363)	(4,398,424)
Net assets	$47,195,463	$45,893,773

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, accrued expenses, taxes payable and inventory reserve. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from sales of bluish dogbane products, Chinese medicinal herbal products and agricultural products, as well as providing logistic service and other processing service to external customers. The Company recognizes revenue when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the Company’s collection of such fees is reasonable assured. These criteria, as related to the Company’s revenue, are considered to have been met as follows:

Sales of products: The Company recognizes revenue on sale of products when the goods are delivered and title to the goods passes to the customer provided that there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services are recognized upon the completion of the performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse; the service price is fixed or determinable; and collectability is deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposits and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customers’ historical payment history, their current credit-worthiness and current economic trends. As of September 30, 2016 and June 30, 2016, the allowances for doubtful accounts were $99,067 and $103,968, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts receivable-unconsolidated entity represents the amount due from Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”). The joint-venture company established by Shaanxi Pharmaceutical and the Company are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution that equals to 7% of the total purchases made from Shaanxi Pharmaceutical Group. The accounts receivable mainly represents the preferred distribution due from Shaanxi Pharmaceutical Group.

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

Advances to Suppliers

Advances to suppliers consist of balance paid to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2016 and June 30, 2016, the Company had an allowance for uncollectible advances to suppliers in the amount of $10,079 and $10,118, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid lease. For the three months ended September 30, 2016 and 2015, the Company did not recognize any impairment of its long-lived assets.

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

The carrying value of current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at September 30, 2016 and June 30, 2016.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2013 and after. As of September 30, 2016, the tax years ended June 30, 2007 through June 30, 2016 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product or acquiring its finished products. The Company recorded a VAT payable or VAT receivable net of payment in the accompanying unaudited condensed consolidated financial statements.

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

The balance sheet amounts, with the exception of equity, at September 30, 2016 and June 30, 2016 were translated at 1 RMB to $0.1499 USD and at 1 RMB to $0.1505 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2016 and 2015 were at 1 RMB to $0.1500 USD and at 1 RMB to $0.1595 USD, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2016 and 2015.

New Accounting Pronouncements

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB has issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3- INVENTORIES

The inventories consist of the following:

	September 30, 2016	June 30, 2016

Raw materials	$677,905	$825,028
Work-in-process	2,551,602	3,230,729
Finished goods	1,583,832	1,354,176
Packing materials	19,757	17,531
Less: inventory reserve	(791,283)	(819,285)
	$4,041,813	$4,608,179

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

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2016	June 30, 2016

Buildings	$10,685,249	$10,726,872
Building improvement	52,629	52,834
Machinery equipment	462,369	443,846
Motor vehicles	230,536	231,434
Construction in progress	449,760	451,512
Office equipment	209,090	208,022
Farmland leasehold improvement	3,152,662	3,164,943
	15,242,295	15,279,463
Less: accumulated depreciation and amortization	(4,375,090)	(4,244,264)
Property, plant and equipment, net	$10,867,205	11,035,199

Depreciation and amortization expense charged to operations were $147,367 and $261,255 for the three months ended September 30, 2016 and 2015, respectively.

Farmland leasehold improvements consist of following:

	September 30, 2016	June 30, 2016

Blueberry farm land leasehold reconstruction	$2,422,015	$2,431,450
Yew tree planting base reconstruction	271,355	272,412
Greenhouse renovation	459,292	461,081
Total farmland leasehold improvement	$3,152,662	$3,164,943

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

	September 30, 2016	June 30, 2016

Land use rights	$1,667,557	$1,674,053
Less: accumulated amortization	(272,596)	(265,288)
Land use rights, net	$1,394,961	$1,408,765

For the three months ended September 30, 2016 and 2015, the Company incurred amortization expense of $8,342 and $8,873, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending September 30:

2017	$33,351
2018	33,351
2019	33,351
2020	33,351
2021	33,351
Thereafter	1,228,206
Total	$1,394,961

NOTE 6- INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with a third party, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd., a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.0 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new joint venture companies. These two joint ventures are formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of $161,182 and $148,600 for the three months ended September 30, 2016 and 2015, respectively, from the investment, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (loss).

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”). According to the supplemental agreement, the new joint-venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2016 and 2015, a total of $239,990 and $191,449 were recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the joint ventures, respectively.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to a profit sharing of 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. The Tiancang Project is currently up and running. For the three months ended September 30, 2016, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2016	June 30, 2016

Shaanxi Pharmacy Holding Group Longevity Pharmacy Co., Ltd ( Ankang Longevity Pharmacy )	$2,219,652	$2,091,531
Shaanxi Pharmacy Sunsimiao Drugstores Ankang Chain Co., Ltd	515,959	493,008
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,173,841	2,182,308
Total	$4,909,452	$4,766,847

Summarized financial information of unconsolidated entities is as follows:

	September 30, 2016	June 30, 2016

Current assets	$28,507,486	$28,450,106
Noncurrent assets	329,169	386,764
Current liabilities	23,269,212	23,577,799

	For the three months ended September 30,
	2016	2015

Net sales	$7,072,032	$6,844,997
Gross profit	895,484	1,056,799
Income from operations	328,365	355,607
Net income	328,941	354,568

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7- PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetable, fruit and Chinese yew trees. The lease term varies from 5 years to 24 years. The aggregate lease payments on these leases amounts to RMB 36.8 million (approximately $5.52 million). Zhisheng Group paid off the entire required lease amount plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process under inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

The prepaid leases consist of the following:

	September 30, 2016	June 30, 2016

Current	$476,708	$478,565
Non-current	3,726,008	3,860,327
Total	$4,202,716	$4,338,892

Further amortization expense is as follows:

Twelve months ending September 30:

2017	$476,708
2018	473,460
2019	473,460
2020	408,995
2021	215,598
Thereafter	2,154,495
Total	$4,202,716

NOTE 8- SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	September 30, 2016	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	$31,483	2017-9-9		13.67%
Agricultural Bank of China-c	749,600	2017-8-18		5.71%
Agricultural Bank of China-d	449,760	2016-10-27	*	5.27%
Agricultural Bank of China-d	1,199,360	2016-11-18		5.22%
Agricultural Bank of China-d	299,840	2017-4-7		5.22%
Total	$2,730,043

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Lender	June 30, 2016	Maturity Date		Int. Rate/Year
Chongqing Alibaba Micro-Credit Company-a	$36,873	2016-9-9	*	15.21%
Agricultural Bank of China-b	301,008	2016-9-24	*	5.52%
Agricultural Bank of China-d	451,512	2016-8-9	*	5.82%
Agricultural Bank of China-d	451,512	2016-10-27	*	5.27%
Agricultural Bank of China-d	1,204,032	2016-11-18		5.22%
Agricultural Bank of China-d	301,008	2017-4-7		5.22%
Total	$2,745,945

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

d. Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

*	The Company repaid the loans in full on maturity date.

The Company recorded interest expense of $39,303 and $38,898 for the three months ended September 30, 2016 and 2015, respectively. The annual weighted average interest rates are 5.48% and 6.71% for the three months ended September 30, 2016 and 2015, respectively.

NOTE 9- RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company as well as several other entities that are either owned by directors or family members of those directors. Those advances are due on demand, non-interest bearing, except for the advance to Xinyang Yifangyuan Garden Technology Co., Ltd., which bears fixed monthly interest rate of 4.17%.

As of September 30, 2016 and June 30, 2016, the outstanding amounts due from related parties consist of the following:

	September 30, 2016	June 30, 2016

Xinyang Yifangyuan Garden Technology Co., Ltd	$368,410	$500,784
Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd	462,825	820,728
Yang Bin	149,920	150,504
Zhang Xin	115,438	93,312
Chang Song	147,330	85,035
Wang Qi Wei	8,247	8,279
Tian Shuangpeng	-	11,288
Qi Qiuchi	1,500	1,505
	$1,253,670	$1,671,435

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2016 and 2015, interest income of $56,248 and $59,895 recognized on these loans was included in “Interest income, net” on the unaudited condensed consolidated statements of income and comprehensive income (loss).

DUE TO RELATED PARTIES

As of September 30, 2016 and June 30, 2016, the Company has related party payables of $341,329 and $244,915, respectively, mainly due to the principal shareholders or certain relatives of the shareholder of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	September 30, 2016	June 30, 2016

Wu Yang	185,976	96,398
Xiong Kun	85,005	-
Wang Sai	58,108	120,854
Zhang Yuying	11,673	26,769
HuiyinAnsheng	567	894
	$341,329	$244,915

SALES TO AND PURCHASES FROM RELATED PARTIES

For the three months ended September 30, 2016 and 2015, the Company recorded sales to Shaanxi Pharmaceutical Group Pai’ang Medicine Co., Ltd, a related party, of $800,199 and $746,475, respectively. There were no purchases from related parties for the three months ended September 30, 2016 and 2015.

NOTE 10- TAXES

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

i)	The components of the income tax expense are as follows:

	For the three months ended September 30,
	2016	2015
Current income tax provision	$205,519	$291,934
Deferred income tax provision (benefit)	(3,883)	9,015
Total	$201,636	$300,949
17

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	September 30, 2016	June 30, 2016

Allowance for doubtful accounts	$133,765	$123,818
Inventory reserve	196,338	203,674
Net operating loss carry-forwards	113,680	114,122
Total	443,783	441,614
Valuation allowance	(113,680)	(114,122)
Deferred tax assets, net	$330,103	$327,492

Movement of valuation allowance:

	Three months Ended September 30, 2016	Year Ended June 30, 2016

Beginning balance	$114,122	$108,932
Current year addition	-	13,971
Exchange difference	(442)	(8,781)
Ending balance	$113,680	$114,122

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(c) Taxes Payable

Taxes payable consists of the following:

	September 30, 2016	June 30, 2016

Income tax payable	$1,169,247	$1,201,641
Value added tax payable	60,266	69,955
Business tax and other taxes payable	5,534	6,546
	$1,235,047	$1,278,142

NOTE 11 –SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $6.2 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT”.

Stock Incentive Plan

On September 23, 2016, the Board of Directors of the Company approved a stock incentive plan (“Plan”). Pursuant to the Plan, the Company plans to file a registration statement on Form S-8, as soon as practicable, to register up to 2,103,407 of the Company’s shares of common stock. As of the date of this report, the Company has not issued any options to purchase the Company's shares of common stock and the Company has not filed the Form S-8 registration statement.

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of September 30, 2016 and June 30, 2016, the balance of the statutory reserve was $3,317,188 and $3,242,139, respectively.

NOTE 12- CONCENTRATION AND RISKS

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC bank accounts was $28,528,892 and $21,986,817 as of September 30, 2016 and June 30, 2016, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended September 30, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2016, three customers accounted for approximately 38%, 11% and 11% of the Company’s total sales, respectively. For the three months ended September 30, 2015, two customers accounted for approximately 37% and 11% of the Company's total sales, respectively.

For the three months ended September 30, 2016, six vendors accounted for approximately 17%, 17%, 13%, 12%, 11% and 10% of the Company’s total purchases, respectively. For the three months ended September 30, 2015, five vendors accounted for approximately 20%, 17%, 14%, 12% and 10% of the Company's total purchases, respectively.

NOTE 13- COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases eight main office spaces under non-cancelable operating lease agreements through February 28, 2019. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending September 30:

2017	$392,089
2018	392,089
2019	217,550
2020	215,991
2021	215,991
Thereafter	4,364,205
Total	$5,797,915

Rent expense totaled $99,839 and $32,352 for the three months ended September 30, 2016 and 2015, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending September 30:

2017	$215,991
2018	215,991
2019	215,991
2020	143,995
Total	$791,968

Sublease rent income totaled $53,998 and $57,435 for the three months ended September 30, 2016 and 2015, respectively.

Legal Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company's management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

NOTE 14- SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Group's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Group's business segments.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table presents summarized information by segment for the three months ended September 30, 2016::

	For the three months ended September 30, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$737,461	$3,180,371	$2,448,832	$6,366,664
Cost of goods	367,220	2,437,713	1,631,239	4,436,172
Business and sales related tax	3,604	11,941	-	15,545
Gross profit	366,637	730,717	817,593	1,914,947
Gross profit contribution %	19.1%	38.2%	42.7%	100.0%
21

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents summarized information by segment for three months ended September 30, 2015:

	For the three months ended September 30, 2015
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,095,545	$3,480,179	$2,710,195	$7,285,919
Cost of goods	400,218	2,694,258	1,762,402	4,856,878
Business and sales related tax	4,275	12,319	-	16,594
Gross profit	691,052	773,602	947,793	2,412,447
Gross profit contribution %	28.6%	32.1%	39.3%	100.0%

Total Assets as of

	September 30, 2016	June 30, 2016

Bluish Dogbane or “Luobuma”	$7,095,069	$6,963,093
Herbal products	35,006,114	28,088,515
Agricultural products	22,617,830	21,997,180
	$64,719,013	$57,048,788

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Business Overview

Shineco, Inc. (the “Company”, “we”, “us” and “our”) was incorporated in the State of Delaware on August 20, 1997. On December 30, 2004, the Company acquired all of the issued and outstanding shares of Tenet-Jove, a PRC company, in exchange for our restricted shares of common stock. Consequently, Tenet-Jove became our 100% owned subsidiary and its operating business became that of the Company. Tenet-Jove was incorporated on December 16, 2003 under the laws of China and was officially granted the status of a Wholly Foreign-Owned Entity (“WFOE”) by Chinese authorities on July 14, 2006. This transaction was accounted for as a recapitalization. Tenet-Jove owns a 90% interest of Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

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

Pursuant to these agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to business operation and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, we believe that Zhisheng Group and Ankang Longevity should be considered as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove. We carry out all of our business in China through our PRC subsidiaries, our VIEs and their subsidiaries. Currently, we operate three main business segments: (i) Tenet-Jove is engaged in manufacturing and selling of Luobuma and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); (iii) Ankang Longevity develops and manufactures traditional Chinese herbal medicinal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

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

Expansion of our sources of supply, production capacity and sales network - To meet the increasing demand for our products, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities, which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades. We also participate in two non-equity investment opportunities through a VIE, both of which are expect to provide us with new network and platforms.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, accrued expenses and taxes payable and inventory reserve. Actual results could differ from those estimates.

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

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services are recognized upon the completion of the performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse.

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

The carrying value of current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Overview

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Variance
	2016	2015	Amount	%
Revenue	$6,366,664	$7,285,919	$(919,255)	(12.62)%
Cost of revenue	4,451,717	4,873,472	(421,755)	(8.65)%
Gross profit	1,914,947	2,412,447	(497,500)	(20.62)%
General and administrative expense	473,764	515,154	(41,390)	(8.03)%
Selling and distribution expense	380,318	487,882	(107,564)	(22.05)%
Income from operations	1,060,865	1,409,411	(348,546)	(24.73)%
Income from equity method investments	401,172	340,049	61,123	17.97%
Other income (expense)	85,901	(19,644)	105,545	(537.29)%
Interest income	32,753	35,268	(2,515)	(7.13)%
Income before income tax provision	1,580,691	1,765,084	(184,393)	(10.45)%
Provision for income taxes	201,636	300,949	(99,313)	(33.00)%
Net income	$1,379,055	$1,464,135	$(85,080)	(5.81)%
Comprehensive income (loss) attributable to Shineco Inc.	$1,155,748	$(443,142)	$1,598,890	(360.81)%

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

The following table sets forth the breakdown of our revenue for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$737,461	11.59%	$1,095,545	15.04%	$(358,084)	(32.69)%
Sales of Chinese medicinal herbal products	3,180,371	49.95%	3,480,179	47.76%	(299,808)	(8.61)%
Sales of other agricultural products	2,448,832	38.46%	2,710,195	37.20%	(261,363)	(9.64)%
Total Amount	$6,366,664	100.00%	$7,285,919	100.00%	$(919,255)	(12.62)%

For the three months ended September 30, 2016 and 2015, revenue from sales of Luobuma products was $737,461 and $1,095,545, respectively, which represented a decrease of $358,084 or 32.69%. The decrease of revenue from this segment was primarily due to the decreased sales price of our products. The Company focused on selling a portion of slow-moving products with a price equal to cost, which results in less revenue recognized during the three months ended September 30, 2016. Moreover, the sales volume also decreased and resulted in the decreased sales of Luobuma products for the three months ended September 30, 2016 as compared to the same period in 2015.

For the three months ended September 30, 2016 and 2015, revenue from sales of Chinese medicinal herbal products was $3,180,371 and $3,480,179, respectively, representing a decrease of $299,808 or 8.61%. The decrease was primarily due to the fact that in order to meet the qualifications of a new standard promulgated by the local government, the Company reduced production of certain types of traditional Chinese herbal medicines.

For the three months ended September 30, 2016 and 2015, revenue from sales of other agricultural products was $2,448,832 and $2,710,195, respectively, representing a decrease of $261,363 or 9.64%. The decrease was mainly attributable to the reduced sales volume of yew trees. The Company faced temporary difficulties in purchasing yew trees from upstream vendors because the vendors had limited stock.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$367,220	8.25%	$400,218	8.21%	$(32,998)	(8.25)%
Sales of Chinese medicinal herbal products	2,437,713	54.76%	2,694,258	55.28%	(256,545)	(9.52)%
Sales of other agricultural products	1,631,239	36.64%	1,762,402	36.16%	(131,163)	(7.44)%
Business and sales related tax	15,545	0.35%	16,594	0.35%	(1,049)	(6.32)%
Total Amount	$4,451,717	100.00%	$4,873,472	100.00%	$(421,755)	(8.65)%

For the three months ended September 30, 2016 and 2015, cost of revenue from sales of our Luobuma products was $367,220 and $400,218, respectively, representing a decrease of $32,998 or 8.25%. The decrease of cost of revenue was mainly due to the reduced total production output. Moreover, the percentage of the decrease in cost of revenue was lower than the decrease in sales during this period, which resulted from higher unit fixed cost due to decreased production output.

For the three months ended September 30, 2016 and 2015, cost of revenue from sales of Chinese medicinal herbal products was $2,437,713 and $2,694,258, respectively, representing a decrease of $256,545 or 9.52%. The percentage of the decrease in costs was proportional to the percentage of the decrease in sales due to the stable gross margin of our Chinese medicine herbal products.

For the three months ended September 30, 2016 and 2015, cost of revenue from sales of other agricultural products was $1,631,239 and $1,762,402, respectively, representing a decrease of $131,163 or 7.44%. The percentage of the decrease in costs was proportional to the percentage of the decrease in sales due to the stable gross margin of those products.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$366,637	19.15%	$691,052	28.65%	$(324,415)	(46.95)%
Sales of Chinese medicinal herbal products	730,717	38.16%	773,602	32.06%	(42,885)	(5.54)%
Sales of other agricultural products	817,593	42.69%	947,793	39.29%	(130,200)	(13.74)%
Total Amount	$1,914,947	100.00%	$2,412,447	100.00%	$(497,500)	(0.21)%

Gross profit from Luobuma product sales decreased by $324,415 and gross profit contribution percentage decreased by 46.95% for the three months ended September 30, 2016 as compared to the same period of 2015. The decrease in gross profit was primarily due to a decrease in sales volume, which led to a higher unit cost and a lower gross profit. In addition, the Company sold a portion of slow-moving products with a price equal to cost, which results in percentage of decrease in gross profit higher than the percentage of decrease in sales during the three months ended September 30, 2016.

Gross profit from sales of Chinese medicinal herbal products had a decrease of $42,885 for the three months ended September 30, 2016 as compared to the same period of 2015, primarily due to decreased sales orders. Thus, contribution percentage of decrease in gross profit was slightly lower than the percentage of decrease in sales, for the three months ended September 30, 2016 as compared to the same period of 2015.

Gross profit from sales of other agricultural products decreased by $130,200 for the three months ended September 30, 2016 as compared to the same period of 2015. The decrease was primarily a result of decreased sales volume. As mentioned above, the Company faced temporary difficulties in purchasing yew trees from upstream vendors because the vendors had limited stock. Thus, we had relatively higher purchase cost and lower gross profit.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,				Variance
	2016	%	2015	%	Amount	%
General and administrative expenses	$473,764	55.47%	$515,154	51.36%	$(41,390)	(8.03)%
Selling and distribution expense	380,318	44.53%	487,882	48.64%	(107,564)	(22.05)%
Total Amount	$854,082	100.00%	$1,003,036	100.00%	$(148,954)	(14.85)%

General and Administrative Expenses

For the three months ended September 30, 2016, our general and administrative expenses were $473,764, representing a decrease of $41,390 or 8.03%, as compared to the same period of 2015. The decrease was primarily attributable to decreased professional fees, partially offset by the increased rent expense of Zhisheng Agricultural, during the three months ended September 30, 2016 as compared to the same period of 2015.

Selling and Distribution Expense

For the three months ended September 30, 2016, our selling and distribution expenses were $380,318, representing a decrease of $107,564, or 22.05%, as compared to the same period of 2015. The decrease was primarily due to decreased advertising expense.

Income from Equity Method Investments

We formed two joint ventures, namely, Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”) with Shaanxi Pharmaceutical Group. We obtained a 49% equity interest in each of these two new joint venture companies. We recorded net income of $161,182 and $148,600 from these equity method investments for the three months ended September 30, 2016 and 2015, respectively. The increase in net income was primarily due to the higher net profit in the two joint ventures in the current period.

We had a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2016, total income of $239,990 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $191,449 in the same period in 2015 due to an increase in purchases in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently up and running. For the three months ended September 30, 2016 and 2015, Zhisheng Freight did not recognize any investment income from Zhen’Ai Network.

Interest Income, net

For the three months ended September 30, 2016, our net interest income was $32,753 as compared to $35,268 in the same period of 2015. The decrease in net interest income mainly reflected the effect of depreciation of foreign currencies in terms of RMB.

Provision for Income Taxes

For the three months ended September 30, 2016 and 2015, the Company’s provision for income taxes decreased by $99,313 or 33.00% from $300,949 for the three months ended September 30, 2015 to $201,636 for the three months ended September 30, 2016. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove for the period indicated.

Net Income

Our net income decreased by $85,080 or 5.81% for the three months ended September 30, 2016 as compared to the same period of 2015. The decrease in net income was primarily a result of the decrease in gross profit, partially offset by the decrease in operating expense and the increase in other income.

Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income (loss). The comprehensive income (loss) attributable to Shineco, Inc. increased by $1,598,890 to comprehensive income of $1,155,748 for the three months ended September 30, 2016 from comprehensive loss of $443,142 for the three months ended September 30, 2015 due to the RMB’s significant weakening against the U.S. dollar during the corresponding period in 2015.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash provided by operating activities and bank loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 28, 2016, we completed the initial public offering of 1,713,190 shares of the Company’s common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $6.2 million. We intend to use 54%, 16%, 25% and 5% of proceeds received through IPO in expansion of high-pressure steam degumming proceed project, development of Ziyang County, China Chinese herbal medicine farm, processing plants project and development of e-commerce platform projects and working capital, respectively.

As of September 30, 2016 and June 30, 2016, we possessed cash of $28,669,501 and $22,009,374, respectively. Management believes that our current cash, cash flows provided by operating activities, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at company level. As of September 30, 2016 and June 30, 2016, we do not engage in any foreign currency borrowings or loan contracts.

Working Capital

The following table provides the information about our working capital at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

Current Assets	$43,372,696	$35,529,801
Current Liabilities	6,787,482	6,538,024
Working Capital	$36,585,214	$28,991,777

The working capital increased by $7,593,437 or 26.19% from June 30, 2016 to September 30, 2016, primarily as a result of an increase in cash due to the net proceeds from our initial public offering during the three months ended September 30, 2016. We believe that we currently have sufficient working capital to run our business.

As of September 30, 2016 and June 30, 2016, other major components of our working capital included inventory and accounts receivable. Our inventory balance decreased by 12.29% from $4,608,179 as of June 30, 2016 to $4,041,813 as of September 30, 2016, which was mainly due to the decreased work in process of yew trees. The average inventory turnover days of finished goods in our industry ranges from 40 days to 60 days. Our inventory turnover days for raw materials and finished goods were around the industry average, because we tried to manage and control our inventory stockpile.

The accounts receivable, including accounts receivable from unconsolidated entities, as of September 30, 2016 were $7,142,024, an increase of approximately 28.63% from $5,552,242 as of June 30, 2016, mainly due to an increase of revenue receivable from Qingdao Zhihesheng and Shaanxi Pharmaceutical Group. The turnover days of trade receivables were 89.7 days for the three months ended September 30, 2016, compared to 74.6 days in the corresponding period last period. The average turnover days of accounts receivable in our industry is approximately 40 days. As of September 30, 2016, about 61.7% of our outstanding account receivables were aged within 90 days, which was in compliance with our credit terms.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for a possible liability in the near future arising out of capital expenditures. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of September 30, 2016 and 2015 we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2016 and 2015.

	For the three months ended September 30,
	2016	2015

Net cash provided by operating activities	$415,509	$5,674,797
Net cash provided by (used in) investing activities	(284)	158,979
Net cash provided by financing activities	6,330,556	93,452
Effect of exchange rate changes on cash	(85,654)	(331,958)
Net increase in cash	6,660,127	5,595,270
Cash, beginning of period	22,009,374	6,056,105
Cash, end of period	$28,669,501	$11,651,375

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2016 was approximately $0.4 million, consisting of net income of $1.4 million, net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of $1.4 million, reduction in inventory of $0.6 million and repayment in advances to suppliers of $0.4 million. Net cash provided by operating activities during the three months ended September 30, 2015 was approximately $5.7 million, consisting of net income of $1.5 million and net changes in our operating assets and liabilities, which mainly included collection in accounts receivable of $2.4 million, reduction in inventory of $1.0 million and decrease in advance to suppliers of $0.4 million.

Investing Activities

For the three months ended September 30, 2016, net cash used in investing activities amounted to $284 as compared to net cash provided by investing activities of $158,979 for the same period of 2015. The decrease in net cash provided by investing activities was primarily due to collections on loans to related parties of $130,495, partially offset by loan advances to third parties of $108,648 for the three months ended September 30, 2016.

Financing Activities

For the three months ended September 30, 2016, net cash provided by financing activities amounted to $6,330,556, as opposed to net cash provided by financing activities of $93,452 for the same period of 2015. The increase of $6,237,104 in net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $6,238,393 for the three months ended September 30, 2016.

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

ITEM 5. OTHER INFORMATION.

On November 4, 2016 the Company moved its executive offices to Room 1001, Building T5, DaZu Square, Daxing District, Beijing.

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

SHINECO, INC.

Dated: November 14, 2016	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

