Form 10-K/A
period 2016-06-30
SHINECO, INC.
filed 2017-02-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Shineco, Inc. (the “Company”) for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2016 (the “Original 10-K”) is being filed solely for the purpose of (i) correcting certain typographical errors in Exhibits 32.1 and 32.2 and the title of the Table of Contents; and (ii) correcting the signature block to reflect signatures by all members of the Board of Directors, Principal Executive Officer and Principal Financial Officer.

Except as described above, or otherwise explicitly set forth herein, this Form 10-K/A does not modify or update the disclosures in the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. The Company also filed updated Exhibits 31.1, 31.2, 32.1 and 32.2 to reflect the date of the filing of this Form 10-K/A.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2016

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

(3) Exhibits

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1†	Certificate of Incorporation of Shineco, Inc. (1)
3.2†	Amended and Restated Bylaws of Shineco, Inc.(1)
4.1†	Specimen Common Stock Share Certificate(1)
10.1†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.2†	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (1)
10.3†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.4†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.5†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.6†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.7†	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.8†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.9†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.10†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)
10.11†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.12†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (1)
10.13†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.14†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.15†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.16†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.17†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.18†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.19†	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.20†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)
10.21†	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.22†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (1)
10.23†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.24†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.25†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)
10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)
10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)
10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)
10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)
10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)
10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)
10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)
10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)
10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)
10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)
10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)
10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)
10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)
10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)
10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)
10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)
10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)
10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)
10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)
10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)
10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)
10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)
10.60†	Form of Independent Director Engagement Letter
14.1†	Code of Ethics of the Company.
21.1†	List of subsidiaries of the Company. (1)
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer
32.1*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer
32.2*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer
99.1†	2016 Share Incentive Plan
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-202803.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: February 15, 2017	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer

Date: February 15, 2017	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yuying Zhang	Chief Executive Officer and Director	February 15, 2017
Yuying Zhang	(Principal Executive Officer)

/s/ Sam Wang	Chief Financial Officer and Director	February 15, 2017
Sam Wang	(Principal Accounting and Financial Officer)

/s/ Jiping Chen	Director	February 15, 2017
Jiping Chen

/s/ Ying Zhang	Director	February 15, 2017
Ying Zhang

/s/ Yajun Shi	Director	February 15, 2017
Yajun Shi

/s/ Leiger Yongmin Yang	Director	February 15, 2017
Leiger Yongmin Yang

/s/ Hua Yang	Director	February 15, 2017
Hua Yang

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

