Form 10-Q
period 2016-12-31
SHINECO, INC.
filed 2017-02-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-37776

SHINECO, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 1001, Building T5, DaZu Square, Daxing District, Beijing People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

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

As of February 10, 2017, the registrant had 21,034,072 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash	$23,743,694	$22,009,374
Accounts receivable, net - third parties	9,671,841	4,464,098
- unconsolidated entity	1,616,794	1,088,144
Due from related parties	965,109	1,671,435
Inventories	1,914,342	4,608,179
Advances to suppliers, net	325,035	53,024
Loans to third parties, net	1,410,424	560,234
Other receivables, net	646,839	463,361
Short-term deposit	153,895	100,270
Prepaid leases - current, net	455,920	478,565
Prepaid expenses	122,091	33,117
TOTAL CURRENT ASSETS	41,025,984	35,529,801

Property and equipment at cost, net of accumulated depreciation and amortization	10,313,280	11,035,199
Land use right, net of accumulated amortization	1,332,994	1,408,765
Investments	5,150,347	4,766,847
Deposit for business acquisition	2,015,594	-
Long-term deposit and other noncurrent assets	112,619	120,357
Prepaid leases-non current, net	3,465,424	3,860,327
Deferred tax assets	355,473	327,492

TOTAL ASSETS	$63,771,715	$57,048,788

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term loans-banks	$2,902,095	$2,745,945
Accounts payable	253,815	259,803
Advances from customers	86,844	9,597
Due to related parties	341,062	244,915
Other payables and accrued expenses	1,150,753	1,999,622
Taxes payable	1,369,388	1,278,142
TOTAL LIABILITIES	6,103,957	6,538,024

Commitments and contingencies

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 21,034,072 and 19,320,882 shares issued and outstanding at December 31, 2016 and June 30, 2016	21,034	19,321
Additional paid-in capital	22,737,302	17,344,466
Statutory reserve	3,363,914	3,242,139
Retained earnings	34,912,067	30,837,399
Accumulated other comprehensive loss	(4,358,368)	(1,887,929)
Total Stockholders' equity of Shineco, Inc.	56,675,949	49,555,396
Non-controlling interest	991,809	955,368
TOTAL EQUITY	57,667,758	50,510,764

TOTAL LIABILITIES AND EQUITY	$63,771,715	$57,048,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2016	2015	2016	2015

REVENUE	$17,589,730	$19,410,917	$11,223,066	$12,124,998

COST OF REVENUE
Cost of product and services	11,687,306	12,640,114	7,251,134	7,783,236
Business and sales related tax	33,964	38,566	18,419	21,972

GROSS PROFIT	5,868,460	6,732,237	3,953,513	4,319,790

OPERATING EXPENSES
General and administrative expenses	1,398,341	934,421	924,577	419,267
Selling expenses	882,354	1,001,947	502,036	514,065
Total operating expense	2,280,695	1,936,368	1,426,613	933,332

INCOME FROM OPERATIONS	3,587,765	4,795,869	2,526,900	3,386,458

OTHER INCOME
Income from equity method investments	994,396	936,360	593,224	596,311
Other income	159,308	53,236	73,407	72,880
Interest income (expense), net	40,538	(71,913)	7,785	(107,181)
Total other income	1,194,242	917,683	674,416	562,010

INCOME BEFORE INCOME TAX PROVISION	4,782,007	5,713,552	3,201,316	3,948,468

PROVISIONS FOR INCOME TAXES	505,387	626,887	303,751	325,938

NET INCOME	4,276,620	5,086,665	2,897,565	3,622,530

Less: net income attributable to non-controlling interest	80,177	90,949	49,829	48,938

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$4,196,443	$4,995,716	$2,847,736	$3,573,592

COMPREHENSIVE INCOME
Net income	$4,276,620	$5,086,665	$2,897,565	$3,622,530
Other comprehensive loss: foreign currency translation loss	(2,514,175)	(2,835,447)	(2,317,494)	(961,315)
Total comprehensive income	1,762,445	2,251,218	580,071	2,661,215
Comprehensive income attributable to non-controlling interest	36,441	64,227	9,815	31,082

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$1,726,004	$2,186,991	$589,886	$2,630,133

Weighted average number of shares basic and diluted	20,205,409	19,320,882	21,034,072	19,320,882

Basic and diluted earnings per common share	$0.21	$0.26	$0.14	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,276,620	$5,086,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	299,553	402,764
Provision for doubtful accounts	298,297	181,847
Increase in inventory reserve	35,930	109,863
Deferred tax benefit	(43,424)	(73,755)
Income from equity method investments	(994,396)	(936,360)
Interest income from loans to related parties	(87,220)	-

Changes in operating assets and liabilities:
Accounts receivable	(5,556,300)	618,330
Advances to suppliers	(282,288)	577,814
Inventories	2,530,386	901,707
Other receivables	(399,914)	(97,874)
Prepaid expense and other assets	(152,508)	134,549
Due from related parties	240,601	879,756
Prepaid leases	235,872	251,543
Accounts payable	5,444	699,494
Advances from customers	79,921	56,909
Other payables	(785,057)	436,013
Taxes payable	151,820	225,457
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(146,663)	9,454,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(31,952)	(14,805)
Loan advances to third parties	(979,465)	(125,940)
Collections on loans to related parties	501,119	222,616
Deposit for business acquisition	(2,074,198)	-
Payments made on investment in unconsolidated entites	(200,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,784,496)	81,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	2,697,939	2,844,000
Proceeds from other short-term loans	-	72,522
Repayment of short-term bank loans	(2,414,589)	(3,267,141)
Proceeds from initial public offering, net of offering costs of $2,314,806	5,394,549	-
Proceeds from advances from related parties	109,882	127,092
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,787,781	(223,527)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,122,302)	(585,031)

NET INCREASE IN CASH	1,734,320	8,728,035

CASH-Beginning of the Period	22,009,374	6,056,105

CASH-End of the Period	$23,743,694	$14,784,140

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$219,682	$551,257
Cash paid for interest	$71,586	$216,755

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

The Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in planting, manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; 2) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); 3) Ankang Longevity Group develops and manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2016	June 30, 2016

Current assets	$35,740,212	$30,560,208
Plant and equipment, net	8,965,391	9,595,357
Other noncurrent assets	9,807,252	10,136,632
Total assets	54,512,855	50,292,197
Total liabilities	(4,709,592)	(4,398,424)
Net assets	$49,803,263	$45,893,773

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of those subsidiaries are reported separately in the unaudited condensed consolidated statements of income and comprehensive income.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposits and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured. As of December 31, 2016 and June 30, 2016, the Company had no cash equivalents.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customers’ historical payment history, their current credit-worthiness and current economic trends. As of December 31, 2016 and June 30, 2016, the allowances for doubtful accounts were $97,251 and $103,968, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of balance paid to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2016 and June 30, 2016, the Company had an allowance for uncollectible advances to suppliers in the amount of $9,679 and $10,118, respectively.

Loans to Third Parties

Loans to third parties consist of various cash advances to unrelated companies and individuals, with whom the Company has business relationships. The loans are due within one year with no interest rate. Loans to third parties are reviewed periodically as to whether their carrying values remain realizable.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life, Farmland leasehold improvements are amortized over the shorter of lease term or estimated useful lives of the underlying assets. Following are the estimated useful lives of the Company’s property and equipment:

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid lease. For the six and three months ended December 31, 2016 and 2015, the Company did not recognize any impairment of its long-lived assets.

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at December 31, 2016 and June 30, 2016.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2013 and after. As of December 31, 2016, the tax years ended June 30, 2007 through June 30, 2016 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive loss.

The balance sheet amounts, with the exception of equity, at December 31, 2016 and June 30, 2016 were translated at 1 RMB to $0.1440 USD and at 1 RMB to $0.1505 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended December 31, 2016 and 2015 were at 1 RMB to $0.1482 USD and at 1 RMB to $0.1580 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2016 and 2015 were at 1 RMB to $0.1463 USD and at 1 RMB to $0.1565 USD, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six months and three months ended December 31, 2016 and 2015.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company is permitted to use either the retrospective or the modified retrospective method when adopting these standards. The Company is continuing to evaluate the impact of the adoption of these standards on its consolidated financial statements, and have not yet concluded on the method of adoption.

In August 2016, the Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU would not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company expects that the adoption of this ASU would not have any impact on the Company’s unaudited condensed consolidated financial statements as there are no interests held through related parties that are under common control.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us in the first quarter of our fiscal 2019. The Company expects that the adoption of this ASU would not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The amendments amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3- INVENTORIES

The inventories consist of the following:

	December 31, 2016	June 30, 2016

Raw materials	$818,441	$825,028
Work-in-process	181,394	3,230,729
Finished goods	1,714,811	1,354,176
Packing materials	18,333	17,531
Less: inventory reserve	(818,637)	(819,285)
Total	$1,914,342	$4,608,179

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

NOTE 4- DEPOSIT FOR BUSINESS ACQUISITION

On December 12, 2016, the Company entered into a merger and acquisition agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), a professional e-commerce company distributing Luobuma fabric commodities and Japanese elderly products based in Tianjin, China, to acquire 51% equity interest of Tianjin Tajite.

Pursuant to the agreement, the Company made a payment of RMB 14,000,000 (approximately $2,016,000 as of December 31, 2016) for the planned business acquisition.

NOTE 5- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2016	June 30, 2016

Buildings	$10,261,246	$10,726,872
Building improvement	50,541	52,834
Machinery equipment	455,628	443,846
Motor vehicles	221,388	231,434
Construction in progress	431,913	451,512
Office equipment	198,993	208,022
Farmland leasehold improvement	3,027,561	3,164,943
	14,647,270	15,279,463
Less: accumulated depreciation and amortization	(4,333,990)	(4,244,264)
Property, plant and equipment, net	$10,313,280	$11,035,199

Depreciation and amortization expense charged to operations were $281,924 and $382,403 for the six months ended December 31, 2016 and 2015, respectively. Depreciation and amortization expense charged to operations were $134,557 and $121,148 for the three months ended December 31, 2016 and 2015, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Farmland leasehold improvements consist of following:

	December 31, 2016	June 30, 2016

Blueberry farmland leasehold reconstruction	$2,325,907	$2,431,450
Yew tree planting base reconstruction	260,588	272,412
Greenhouse renovation	441,066	461,081
Total farmland leasehold improvement	$3,027,561	$3,164,943

NOTE 6- LAND USE RIGHTS, NET

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

	December 31, 2016	June 30, 2016

Land use rights	$1,601,387	$1,674,053
Less: accumulated amortization	(268,393)	(265,288)
Land use rights, net	$1,332,994	$1,408,765

For the six months ended December 31, 2016 and 2015, the Company incurred amortization expense of $15,045 and $17,574, respectively. For the three months ended December 31, 2016 and 2015, the Company incurred amortization expense of $6,703 and $8,701, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending December 31:

2017	$32,028
2018	32,028
2019	32,028
2020	32,028
2021	32,028
Thereafter	1,172,854
Total	$1,332,994

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7- INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with a third party, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd., a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.0 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new joint venture companies. These two joint ventures are formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of $401,768 and $359,665 for the six months ended December 31, 2016 and 2015, respectively and recorded income of $239,886 and $211,065 for the three months ended December 31, 2016 and 2015, respectively, from the investment, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income.

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”). According to the supplemental agreement, the new joint-venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2016 and 2015, a total of $592,628 and $576,700 were recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the joint ventures, respectively. For the three months ended December 31, 2016, total income of $352,638 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $385,251 in the same period in 2015

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to a profit sharing of 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. The Tiancang Project is currently up and running. For the six and three months ended December 31, 2016 and 2015, the Company did not record investment income from this investment.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), that the investor makes a payment of $200,000 to in exchange for the right to acquire certain shares of the investee’s common stock and preferred stock. For the six months ended December 31, 2016, the Company did not record investment income from this investment.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s investments in unconsolidated entities consist of the following:

	December 31, 2016	June 30, 2016

Shaanxi Pharmacy Holding Group Longevity Pharmacy Co., Ltd ( Ankang Longevity Pharmacy )	$2,332,111	$2,091,531
Shaanxi Pharmacy Sunsimiao Drugstores Ankang Chain Co., Ltd	530,656	493,008
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,087,580	2,182,308
Original Lab Inc.	200,000	-
Total	$5,150,347	$4,766,847

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Summarized financial information of unconsolidated entities is as follows:

	December 31, 2016	June 30, 2016

Current assets	$27,091,152	$28,450,106
Noncurrent assets	287,674	386,764
Current liabilities	21,551,268	23,577,799

	For the six months ended December 31,
	2016	2015

Net sales	$14,651,055	$12,692,508
Gross profit	1,947,737	1,873,301
Income from operations	815,437	738,058
Net income	819,935	734,009

NOTE 8 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetable, fruit and Chinese yew trees. The lease term varies from 5 years to 24 years. The aggregate lease payments on these leases amount to RMB 36.8 million (approximately $5.3 million). Zhisheng Group paid off the entire required lease amount plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process under inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

The prepaid leases consist of the following:

	December 31, 2016	June 30, 2016

Current	$455,920	$478,565
Non-current	3,465,424	3,860,327
Total	$3,921,344	$4,338,892

Further amortization expense is as follows:

Twelve months ending December 31:

2017	$455,920
2018	454,673
2019	454,673
2020	310,222
2021	207,043
Thereafter	2,038,813
Total	$3,921,344

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	December 31, 2016	Maturity Date	Int. Rate/Year
Wanxiang Trust Co., Ltd-a	$22,675	2017-9-9	13.48%
Agricultural Bank of China-b	287,942	2017-10-12	5.22%
Agricultural Bank of China-c	719,855	2017-8-18	5.71%
Agricultural Bank of China-d	1,151,768	2017-11-27	5.22%
Agricultural Bank of China-d	287,942	2017-4-7	5.22%
Agricultural Bank of China-e	431,913	2017-11-15	5.22%
Total	$2,902,095

Lender	June 30, 2016	Maturity Date		Int. Rate/Year
Chongqing Alibaba Micro-Credit Company-a	$36,873	2016-9-9	*	15.21%
Agricultural Bank of China-b	301,008	2016-9-24	*	5.52%
Agricultural Bank of China-d	451,512	2016-8-9	*	5.82%
Agricultural Bank of China-d	451,512	2016-10-27	*	5.27%
Agricultural Bank of China-d	1,204,032	2016-11-18	*	5.22%
Agricultural Bank of China-d	301,008	2017-4-7		5.22%
Total	$2,745,945

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

e. Guaranteed by a third-party company and also by Jiping Chen, a shareholder of the Company.

*  The Company repaid the loans in full on maturity date.

The Company recorded interest expense of $71,586 and $73,248 for the six months ended December 31, 2016 and 2015, respectively. The annual weighted average interest rates are 5.46% and 6.44% for the six months ended December 31, 2016 and 2015, respectively.

The Company recorded interest expense of $32,283 and $31,148 for the three months ended December 31, 2016 and 2015, respectively. The annual weighted average interest rates are 5.43% and 5.92% for the three months ended December 31, 2016 and 2015, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS

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

As of December 31, 2016 and June 30, 2016, the outstanding amounts due from related parties consist of the following:

	December 31, 2016	June 30, 2016

Shaanxi Pharmaceutical Group Pai’ang Medicine Co., Ltd	$497,197	$820,728
Yang Bin	143,971	150,504
Chang Song	141,484	85,035
Zhang Xin	89,262	93,312
TianjinTajite E-Commerce Co., Ltd	79,076	-
Wang Qi Wei	7,919	8,279
Huiyin Ansheng	6,200	-
Xinyang Yifangyuan Garden Technology Co., Ltd	-	500,784
Tian Shuangpeng	-	11,288
Qi Qiuchi	-	1,505
	$965,109	$1,671,435

For the six months ended December 31, 2016 and 2015, interest income of $87,220 and $156,217 recognized on these loans was included in “Interest income, net” on the unaudited condensed consolidated statements of income and comprehensive income.

For the three months ended December 31, 2016 and 2015, interest income of $30,972 and $96,322 recognized on these loans was included in “Interest income, net” on the unaudited condensed consolidated statements of income and comprehensive income.

DUE TO RELATED PARTIES

As of December 31, 2016 and June 30, 2016, the Company has related party payables of $341,062 and $244,915, respectively, mainly due to the principal shareholders or certain relatives of the shareholder of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	December 31, 2016	June 30, 2016

Wu Yang	$106,611	$96,398
Xiong Kun	81,632	-
Wang Sai	141,609	120,854
Zhang Yuying	11,210	26,769
	$341,062	$244,915

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

SALES TO AND PURCHASES FROM RELATED PARTIES

For the six and three months ended December 31, 2016, the Company recorded sales to Shaanxi Pharmaceutical Group Pai’ang Medicine Co., Ltd, a related party, of $1,682,604 and $882,405 respectively. There were no purchases from related parties for the six and three months ended December 31, 2016.

For the six and three months ended December 31, 2015, the Company recorded sales to Shaanxi Pharmaceutical Group Pai’ang Medicine Co., Ltd, a related party, of $1,509,728 and $763,253, respectively. There were no purchases from related parties for the six and three months ended December 31, 2015.

NOTE 11 - TAXES

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

i)	The components of the income tax expense are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2016	2015	2016	2015
Current income tax provision	$548,811	$685,388	$343,292	$393,454
Deferred income tax benefit	(43,424)	(58,501)	(39,541)	(67,516)
Total	$505,387	$626,887	$303,751	$325,938

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	December 31, 2016	June 30, 2016

Allowance for doubtful accounts	$151,704	$123,818
Inventory reserve	203,769	203,674
Net operating loss carry-forwards	109,169	114,122
Total	464,642	441,614
Valuation allowance	(109,169)	(114,122)
Deferred tax assets, net	$355,473	$327,492

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Movement of valuation allowance:

	December 31, 2016	June 30, 2016

Beginning balance	$114,122	$108,932
Current year addition	-	13,971
Exchange difference	(4,953)	(8,781)
Ending balance	$109,169	$114,122

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

(c) Taxes Payable

Taxes payable consists of the following:

	December 31, 2016	June 30, 2016

Income tax payable	$1,308,221	$1,201,641
Value added tax payable	54,864	69,955
Business tax and other taxes payable	6,303	6,546
	$1,369,388	$1,278,142

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT”.

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

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of December 31, 2016 and June 30, 2016, the balance of the statutory reserve was $3,363,914 and $3,242,139, respectively.

NOTE 13- CONCENTRATION AND RISKS

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC bank accounts was $23,666,340 and $21,986,817 as of December 31, 2016 and June 30, 2016, respectively.

During the six months ended December 31, 2016 and 2015, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2016, one customer accounted for approximately 16% of the Company’s total sales. For the six months ended December 31, 2015, one customer accounted for approximately 38% of the Company’s total sales.

For the three months ended December 31, 2016, three customers accounted for approximately 13%, 12%, and 11% of the Company’s total sales, respectively. For the three months ended December 31, 2015, one customer accounted for approximately 38% of the Company’s total sales.

For the six months ended December 31, 2016, three vendors accounted for approximately 17%, 15%, and 13% of the Company’s total purchases, respectively. For the six months ended December 31, 2015, three vendors accounted for approximately 29%, 16% and 11% of the Company’s total purchases, respectively.

For the three months ended December 31, 2016, four vendors accounted for approximately 25%, 20%, 13% and 10% of the Company’s total purchases, respectively. For the three months ended December 31, 2015, two vendors accounted for approximately 36% and 25% of the Company’s total purchases, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases eight main office spaces under non-cancelable operating lease agreements through February 28, 2019. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending December 31:

2017	$610,109
2018	315,499
2019	213,962
2020	213,346
2021	213,346
Thereafter	4,124,691
Total	$5,690,953

Rent expense totaled $324,173 and $126,590 for the six months ended December 31, 2016 and 2015, respectively.

Rent expense totaled $159,271 and $66,297 for the three months ended December 31, 2016 and 2015, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending December 31:

2017	$213,346
2018	213,346
2019	213,346
2020	88,895
Total	$728,933

Sublease rental income totaled $106,673 and $113,760 for the six months ended December 31, 2016 and 2015, respectively.

Sublease rental income totaled $53,337 and $56,880 for the three months ended December 31, 2016 and 2015, respectively.

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents summarized information by segment for the six months ended December 31, 2016:

	For the six months ended December 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,647,959	$6,676,290	$9,265,481	$17,589,730
Cost of goods	808,338	4,915,064	5,963,904	11,687,306
Business and sales related tax	8,472	25,492	-	33,964
Gross profit	831,149	1,735,734	3,301,577	5,868,460
Gross profit contribution %	14.1%	29.6%	56.3%	100.0%

The following table presents summarized information by segment for six months ended December 31, 2015:

	For the six months ended December 31, 2015
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$2,446,684	$7,264,849	$9,699,384	$19,410,917
Cost of goods	1,146,076	5,483,293	6,010,745	12,640,114
Business and sales related tax	11,428	27,138	-	38,566
Gross profit	1,289,180	1,754,418	3,688,639	6,732,237
Gross profit contribution %	19.1%	26.1%	54.8%	100.0%

The following table presents summarized information by segment for the three months ended December 31, 2016:

	For the three months ended December 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$910,498	$3,495,919	$6,816,649	$11,223,066
Cost of goods	441,118	2,477,351	4,332,665	7,251,134
Business and sales related tax	4,868	13,551	-	18,419
Gross profit	464,512	1,005,017	2,483,984	3,953,513
Gross profit contribution %	11.7%	25.4%	62.9%	100.0%

The following table presents summarized information by segment for three months ended December 31, 2015:

	For the three months ended December 31, 2015
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,351,139	$3,784,670	$6,989,189	$12,124,998
Cost of goods	745,858	2,789,035	4,248,343	7,783,236
Business and sales related tax	7,153	14,819	-	21,972
Gross profit	598,128	980,816	2,740,846	4,319,790
Gross profit contribution %	13.9%	22.7%	63.4%	100.0%

Total Assets as of

	December 31, 2016	June 30, 2016

Bluish Dogbane or “Luobuma”	$6,871,687	$6,963,093
Herbal products	33,030,072	28,088,515
Agricultural products	23,869,956	21,997,180
	$63,771,715	$57,048,788

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the six months and three months ended December 31, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Pursuant to these agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to business operation and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, we believe that Zhisheng Group and Ankang Longevity should be considered as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove. We carry out all of our business in China through our PRC subsidiaries, our VIEs and their subsidiaries. Currently, we operate three main business segments: (i) Tenet-Jove is engaged in manufacturing and selling of Luobuma and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); (iii) Ankang Longevity develops and manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our Luobuma therapeutic products, our Chinese medicinal herbal products and our agricultural products, will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. We do not currently have any agreements, undertakings or understandings to acquire any such entity.

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

Results of Operations for the Six Months Ended December 31, 2016 and 2015

Overview

The following table summarizes our results of operations for the six months ended December 31, 2016 and 2015:

	Six Months Ended December31,		Variance
	2016	2015	Amount	%
Revenue	$17,589,730	$19,410,917	$(1,821,187)	(9.38)%
Cost of revenue	11,721,270	12,678,680	(957,410)	(7.55)%
Gross profit	5,868,460	6,732,237	(863,777)	(12.83)%
General and administrative expense	1,398,341	934,421	463,920	49.65%
Selling and distribution expense	882,354	1,001,947	(119,593)	(11.94)%
Income from operations	3,587,765	4,795,869	(1,208,104)	(25.19)%
Income from equity method investments	994,396	936,360	58,036	6.20%
Other income	159,308	53,236	106,072	199.25%
Interest income (expense)	40,538	(71,913)	112,451	(156.37)%
Income before income tax provision	4,782,007	5,713,552	(931,545)	(16.30)%
Provision for income taxes	505,387	626,887	(121,500)	(19.38)%
Net income	$4,276,620	$5,086,665	$(810,045)	(15.92)%
Comprehensive income attributable to Shineco Inc.	$1,726,004	$2,186,991	$(460,987)	(21.08)%

Revenue

Currently, we have three types of revenue streams deriving from our three major business segments: First, developing, manufacturing and distributing specialized fabrics, textiles and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane.” This segment is channeled through our directly owned subsidiary, Tenet-Jove. Second, processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products. This segment is conducted by our Ankang Longevity Group VIEs. And third, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees. This segment is conducted through our VIEs, the Zhisheng Group.

The following table sets forth the breakdown of our revenue for the six months ended December 31, 2016 and 2015, respectively:

	Six Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$1,647,959	9.37%	$2,446,684	12.60%	$(798,725)	(32.65)%
Sales of Chinese medicinal herbal products	6,676,290	37.96%	7,264,849	37.43%	(588,559)	(8.10)%
Sales of other agricultural products	9,265,481	52.67%	9,699,384	49.97%	(433,903)	(4.47)%
Total Amount	$17,589,730	100.00%	$19,410,917	100.00%	$(1,821,187)	(9.38)%

For the six months ended December 31, 2016 and 2015, revenue from sales of Luobuma products was $1,647,959 and $2,446,684, respectively, which represented a decrease of $798,725 or 32.65%. The decrease of revenue from this segment was due to both the decreased sales price and decreased sales volume of our products. During the three months ended September 30, the Company focused on selling a portion of slow-moving products at cost, which resulted in less revenue recognized during that period. Moreover, the Company had promoted their products online in 2015; as a result, sales volume in the six months ended December 31, 2015 is more than that in the same period of 2016.

For the six months ended December 31, 2016 and 2015, revenue from sales of Chinese medicinal herbal products was $6,676,290 and $7,264,849, respectively, representing a decrease of $588,559 or 8.10%. The decrease was mainly due to the depreciation of RMB against USD. The average translation rates for the six months ended December 31, 2016 and 2015 were at 1 RMB to $0.1482 USD and at 1 RMB to $0.1580 USD, respectively, which represented a decrease of 6.20%. Revenue from sales of Chinese medicinal herbal products decreased from RMB 45,062,265 to RMB 45,980,059, a slight decrease of 2.00%. The decrease was primarily due to decreased sales orders. During the six months ended December 31, 2016, in order to meet the qualifications of a new standard promulgated by the local government, the Company reduced production of certain types of traditional Chinese medicinal herbal products.

For the six months ended December 31, 2016 and 2015, revenue from sales of other agricultural products was $9,265,481 and $9,699,384, respectively, representing a decrease of $433,903 or 4.47%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Revenue from sales of other agricultural products increased from RMB 61,388,500 to RMB 62,538,257, an increase of 1.87%, mainly due to increased sales volume since the public realized the air purification function of the yew trees when the air quality in China gets worsen in 2016.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for the six months ended December 31, 2016 and 2015, respectively:

	Six Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$808,338	6.90%	$1,146,076	9.04%	$(337,738)	(29.47)%
Sales of Chinese medicinal herbal products	4,915,064	41.93%	5,483,293	43.25%	(568,229)	(10.36)%
Sales of other agricultural products	5,963,904	50.88%	6,010,745	47.41%	(46,841)	(0.78)%
Business and sales related tax	33,964	0.29%	38,566	0.30%	(4,602)	(11.93)%
Total Amount	$11,721,270	100.00%	$12,678,680	100.00%	$(957,410)	(7.55)%

For the six months ended December 31, 2016 and 2015, cost of revenue from sales of our Luobuma products was $808,338 and $1,146,076, respectively, representing a decrease of $337,738 or 29.47%. The decrease of cost of revenue was mainly due to the reduced total production output. Moreover, the percentage of the decrease in cost of revenue was lower than the decrease in sales during this period, which resulted from higher unit fixed cost due to decreased production output.

For the six months ended December 31, 2016 and 2015, cost of revenue from sales of Chinese medicinal herbal products was $4,915,064 and $5,483,293, respectively, representing a decrease of $568,229 or 10.36%. The percentage of the decrease in costs was proportional to the percentage of the decrease in sales due to the stable gross margin of our Chinese medicinal herbal products.

For the six months ended December 31, 2016 and 2015, cost of revenue from sales of other agricultural products was $5,963,904 and $6,010,745, respectively, representing a decrease of $46,841 or 0.78%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Cost of revenue from sales of other agricultural products increased from RMB 38,042,690 to RMB 40,253,946, an increase of 5.81%. The Company faced temporary difficulties in purchasing yew trees from upstream vendors because they had limited stock. Thus, we had relatively higher purchase cost and lower gross profit.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for the six months ended December 31, 2016 and 2015, respectively:

	Six Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$831,149	14.16%	$1,289,180	19.15%	$(458,031)	(35.53)%
Sales of Chinese medicinal herbal products	1,735,734	29.58%	1,754,418	26.06%	(18,684)	(1.06)%
Sales of other agricultural products	3,301,577	56.26%	3,688,639	54.79%	(387,062)	(10.49)%
Total Amount	$5,868,460	100.00%	$6,732,237	100.00%	$(863,777)	(12.83)%

Gross profit from Luobuma product sales decreased by $458,031 and gross profit contribution percentage decreased by 35.53% for the six months ended December 31, 2016 as compared to the same period of 2015. The decrease in gross profit was primarily due to a decrease in sales volume, as well as a reduction in total production output, which led to a higher unit cost and a lower gross profit. In addition, the Company sold a portion of slow-moving products at cost, which resulted in percentage of decrease in gross profit higher than the percentage of decrease in sales during the six months ended December 31, 2016.

Gross profit from sales of Chinese medicinal herbal products slightly decreased $18,684 or 1.06% for the six months ended December 31, 2016 as compared to the same period of 2015. The slight decrease was primarily due to decreased sales orders and stable gross margin of our Chinese medicinal herbal products.

Gross profit from sales of other agricultural products decreased by $387,062 for the six months ended December 31, 2016 as compared to the same period of 2015. The decrease was mainly due to the depreciation of RMB against USD. Moreover, the Company faced temporary difficulties in purchasing yew trees from upstream vendors because they had limited stock. Thus, we had relatively higher purchase cost and lower gross profit.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2016 and 2015, respectively:

	Six Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
General and administrative expenses	$1,398,341	61.31%	$934,421	48.26%	$463,920	49.65%
Selling and distribution expense	882,354	38.69%	1,001,947	51.74%	(119,593)	(11.94)%
Total Amount	$2,280,695	100.00%	$1,936,368	100.00%	$344,327	17.78%

General and Administrative Expenses

For the six months ended December 31, 2016, our general and administrative expenses were $1,398,341, representing an increase of $463,920 or 49.65%, as compared to the same period of 2015. The increase was primarily attributable to the increased labor expenses of Shineco and expenses related to our initial public offerings, such as attorneys fees, consulting fees and auditing fees, during the six months ended December 31, 2016 as compared to the same period of 2015.

Selling and Distribution Expense

For the six months ended December 31, 2016, our selling and distribution expenses were $882,354, representing a decrease of $119,593, or 11.94%, as compared to the same period of 2015. The decrease was primarily due to decreased advertising expenses and promotion expenses, partially offset by increased rent expense during the six months ended December 31, 2016 as compared to the same period of 2015.

Income from Equity Method Investments

We are 49% participants in two joint ventures: Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”) with Shaanxi Pharmaceutical Group. We recorded net income of $401,768 and $359,665 from these equity method investments for the six months ended December 31, 2016 and 2015, respectively. The increase in net income was primarily due our share of the net income from the two joint ventures in the current period.

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2016, total income of $592,628 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $576,700 in the same period in 2015 due to an increase in purchases in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the six months ended December 31, 2016 and 2015, Zhisheng Freight did not recognize any investment income from Zhen’Ai Network.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), that the investor makes a payment of $200,000 to in exchange for the right to acquire certain shares of the investee’s common stock and preferred stock. For the six months ended December 31, 2016, the Company did not record investment income from this investment.

Interest Income (Expense), net

For the six months ended December 31, 2016, our net interest income was $40,538 as compared to interest expense of $71,913 in the same period of 2015. The increase in net interest income was primarily due to the increased bank interest income as a result of the significant cash proceeds from initial public offering in the six months ended December 31, 2016.

Provision for Income Taxes

For the six months ended December 31, 2016 and 2015, the Company’s provision for income taxes decreased by $121,500 or 19.38% from $626,887 for the six months ended December 31, 2015 to $505,387 for the six months ended December 31, 2016. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by $810,045 or 15.92% for the six months ended December 31, 2016 as compared to the same period of 2015. The decrease in net income was primarily a result of the decrease in gross profit and the increase in operating expense, partially offset by the increase in other income.

Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income. The comprehensive income attributable to Shineco, Inc. decreased by $460,987 to comprehensive income of $1,726,004 for the six months ended December 31, 2016 from comprehensive income of $2,186,991 for the six months ended December 31, 2015 mainly due to decreased net income during the current period in 2016.

Results of Operations for the Three Months Ended December 31, 2016 and 2015

Overview

The following table summarizes our results of operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Variance
	2016	2015	Amount	%
Revenue	$11,223,066	$12,124,998	$(901,932)	(7.44)%
Cost of revenue	7,269,553	7,805,208	(535,655)	(6.86)%
Gross profit	3,953,513	4,319,790	(366,277)	(8.48)%
General and administrative expense	924,577	419,267	505,310	120.52%
Selling and distribution expense	502,036	514,065	(12,029)	(2.34)%
Income from operations	2,526,900	3,386,458	(859,558)	(25.38)%
Income from equity method investments	593,224	596,311	(3,087)	(0.52)%
Other income	73,407	72,880	527	0.72%
Interest income (expense)	7,785	(107,181)	114,966	(107.26)%
Income before income tax provision	3,201,316	3,948,468	(747,152)	(18.92)%
Provision for income taxes	303,751	325,938	(22,187)	(6.81)%
Net income	$2,897,565	$3,622,530	$(724,965)	(20.01)%
Comprehensive income attributable to Shineco Inc.	$589,886	$2,630,133	$(2,040,247)	(77.57)%

Revenue

The following table sets forth the breakdown of our revenue for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$910,498	8.11%	$1,351,139	11.15%	$(440,641)	(32.61)%
Sales of Chinese medicinal herbal products	3,495,919	31.15%	3,784,670	31.21%	(288,751)	(7.63)%
Sales of other agricultural products	6,816,649	60.74%	6,989,189	57.64%	(172,540)	(2.47)%
Total Amount	$11,223,066	100.00%	$12,124,998	100.00%	$(901,932)	(7.44)%

For the three months ended December 31, 2016 and 2015, revenue from sales of Luobuma products was $910,498 and $1,351,139, respectively, which represented a decrease of $440,641 or 32.61%. The decrease of revenue from this segment was primarily due to decreased sales volume of our products. The Company had promoted their products online in 2015; as a result, the sales volume in the three months ended December 31, 2015 is more than that in the same period of 2016.

For the three months ended December 31, 2016 and 2015, revenue from sales of Chinese medicinal herbal products was $3,495,919 and $3,784,670, respectively, representing a decrease of $288,751 or 7.63%. The decrease was primarily due to the depreciation of RMB against USD. The average translation rates for the six months ended December 31, 2016 and 2015 were at 1 RMB to $0.1463 USD and at 1 RMB to $0.1565 USD, respectively, which represented a decrease of 6.97%. Revenue from sales of Chinese medicinal herbal products decreased from RMB 24,166,293 to RMB 23,858,947, a slight decrease of 1.27%. The decrease was primarily due to decreased sales orders. In order to meet the qualifications of a new standard promulgated by the local government, the Company reduced production of certain types of traditional Chinese medicinal herbal products.

For the three months ended December 31, 2016 and 2015, revenue from sales of other agricultural products was $6,816,649 and $6,989,189, respectively, representing a decrease of $172,540 or 2.47%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Revenue from sales of other agricultural products increased from RMB 44,401,000 to RMB 46,212,057, an increase of 4.08%, mainly due to the increased sales volume since the public realized the air purification function of the yew trees when the air quality in China get worsen in 2016.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$441,118	6.07%	$745,858	9.56%	$(304,740)	(40.8)%
Sales of Chinese medicinal herbal products	2,477,351	34.08%	2,789,035	35.73%	(311,684)	(11.18)%
Sales of other agricultural products	4,332,665	59.60%	4,248,343	54.43%	84,322	1.98%
Business and sales related tax	18,419	0.25%	21,972	0.28%	(3,553)	(16.17)%
Total Amount	$7,269,553	100.00%	$7,805,208	100.00%	$(535,655)	(6.86)%

For the three months ended December 31, 2016 and 2015, cost of revenue from sales of our Luobuma products was $441,118 and $745,858, respectively, representing a decrease of $304,740 or 40.8%. The decrease of cost of revenue was mainly due to the reduced sales orders as a result of increased competition in the Luoboma sales market.

For the three months ended December 31, 2016 and 2015, cost of revenue from sales of Chinese medicinal herbal products was $2,477,351 and $2,789,035, respectively, representing a decrease of $311,684 or 11.18%. The percentage of the decrease in costs was higher than the percentage of the decrease in sales because the Company changed its strategy to produce and sell products with a higher profit margin during the three months ended December 31, 2016.

For the three months ended December 31, 2016 and 2015, cost of revenue from sales of other agricultural products was $4,332,665 and $4,248,343, respectively, representing an increase of $84,322 or 1.98%, resulting from both the increased sales orders and higher unit cost. The Company faced temporary difficulties in purchasing yew trees from upstream vendors because they had limited stock. Thus, we had relatively higher purchase costs and lower gross profit.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
Sales of Luobuma products	$464,512	11.75%	$598,128	13.85%	$(133,616)	(22.34)%
Sales of Chinese medicinal herbal products	1,005,017	25.42%	980,816	22.71%	24,201	2.47%
Sales of other agricultural products	2,483,984	62.83%	2,740,846	63.44%	(256,862)	(9.37)%
Total Amount	$3,953,513	100.00%	$4,319,790	100.00%	$(366,277)	(8.48)%

Gross profit from Luobuma product sales decreased by $133,616 and gross profit contribution percentage decreased by 22.34% for the three months ended December 31, 2016 as compared to the same period of 2015. The decrease in gross profit was primarily due to a decrease in sales volume, partly offset by the benefit from the Company’s effective cost controls, which led to a lower unit cost and a higher gross profit. In addition, the Company sold a portion of slow-moving products at cost, which results in a percentage of decrease in gross profit higher than the percentage of decrease in sales during the three months ended December 31, 2016.

Gross profit from sales of Chinese medicinal herbal products had an increase of $24,201 for the three months ended December 31, 2016 as compared to the same period of 2015, primarily due to the fact that the Company changed its strategy to produce and sell products with a higher profit margin during the three months ended December 31, 2016.

Gross profit from sales of other agricultural products decreased by $256,862 for the three months ended December 31, 2016 as compared to the same period of 2015. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. In addition, the Company faced temporary difficulties in purchasing yew trees from upstream vendors because the vendors had limited stock. Thus, we had relatively higher purchase costs and lower gross profit.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended December 31,				Variance
	2016	%	2015	%	Amount	%
General and administrative expenses	$924,577	64.81%	$419,267	44.92%	$505,310	120.52%
Selling and distribution expense	502,036	35.19%	514,065	55.08%	(12,029)	(2.34)%
Total Amount	$1,426,613	100.00%	$933,332	100.00%	$493,281	52.85%

General and Administrative Expenses

For the three months ended December 31, 2016, our general and administrative expenses were $924,577, representing an increase of $505,310 or 120.52%, as compared to the same period of 2015. The increase was primarily attributable to the increased labor expenses of Shineco and expenses related to our initial public offering, such as attorneys fees, consulting fees and auditing fees.

Selling and Distribution Expense

For the three months ended December 31, 2016, our selling and distribution expenses were $502,036, representing a decrease of $12,029, or 2.34%, as compared to the same period of 2015. The decrease was primarily due to decreased promotion expenses and salaries for our sales department, partially offset by increased rent expenses during the three months ended December 31, 2016, compared to the corresponding period in 2015.

Income from Equity Method Investments

We are 49% participants in two joint ventures: Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”) with Shaanxi Pharmaceutical Group. We recorded net income of $239,886 and $211,065 from these equity method investments for the three months ended December 31, 2016 and 2015, respectively. The increase in net income was primarily due our share of the net income from the two joint ventures in the current period.

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended December 31, 2016, total income of $352,638 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $385,251 in the same period in 2015 due to an increase in purchases in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended December 31, 2016 and 2015, Zhisheng Freight did not recognize any investment income from Zhen’Ai Network.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), that the investor makes a payment of $200,000 to in exchange for the right to acquire certain shares of the investee’s common stock and preferred stock. For the three months ended December 31, 2016, the Company did not record investment income from this investment.

Interest Income, net

For the three months ended December 31, 2016, our net interest income was $7,785 as compared to interest expense of $107,181 in the same period of 2015. The increase in net interest income was primarily due to the increased bank interest income as a result of the significant cash proceeds from initial public offering in the three months ended December 31, 2016.

Provision for Income Taxes

For the three months ended December 31, 2016 and 2015, the Company’s provision for income taxes decreased by $22,187 or 6.81% from $325,938 for the three months ended December 31, 2015 to $303,751 for the three months ended December 31, 2016. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by $724,965 or 20.01% for the three months ended December 31, 2016 as compared to the same period of 2015. The decrease in net income was primarily a result of the decrease in gross profit and the increase in operating expense, partially offset by the increase in other income.

Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income. The comprehensive income attributable to Shineco, Inc. decreased by $2,040,247 to comprehensive income of $589,886 for the three months ended December 31, 2016 from comprehensive income of $2,630,133 for the three months ended December 31, 2015 due to decreased net income and increased foreign currency translation loss due to the depreciation of RMB in terms of USD during the three months ended December 31, 2016, compared to the same period in 2015.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash provided by operating activities and bank loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 28, 2016, we completed the initial public offering of 1,713,190 shares of the Company’s common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. We intend to use 54%, 16%, 25% and 5% of proceeds received through IPO in expansion of high-pressure steam degumming proceed project, development of Ziyang County, China Chinese herbal medicine farm, processing plants project and development of e-commerce platform projects and working capital, respectively.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at company level. As of December 31, 2016 and June 30, 2016, we do not engage in any foreign currency borrowings or loan contracts.

Working Capital

The following table provides the information about our working capital at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

Current Assets	$41,025,984	$35,529,801
Current Liabilities	6,103,957	6,538,024
Working Capital	$34,922,027	$28,991,777

The working capital increased by $5,930,250 or 20.45% from June 30, 2016 to December 31, 2016, primarily as a result of an increase in cash due to the net proceeds from our initial public offering during the six months ended December 31, 2016. We believe that we currently have sufficient working capital to run our business.

As of December 31, 2016 and June 30, 2016, other major component of our working capital is accounts receivable.

The accounts receivable, including accounts receivable from unconsolidated entities, as of December 31, 2016 were $11,288,635, an increase of approximately 103.32% from $5,552,242 as of June 30, 2016, mainly due to an increase of revenue receivable from Qingdao Shipping Services Association, Qingdao Cruise and Yacht Association and Qingdao ShiMeng Cruise Industrial Development Operation Management Co., Ltd. The turnover days of trade receivables were 86.2 days for the six months ended December 31, 2016, compared to 37.7 days in the corresponding period last period. The increase in turnover days of trade receivables was due to the Company given a major customer a longer credit term based on the customer’s credit history and long-term relationship with the Company. The average turnover days of accounts receivable in our industry is approximately 40 days. As of December 31, 2016, about 66% of our outstanding account receivables were aged within 90 days, which was in compliance with our credit terms.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for a possible liability in the near future arising out of capital expenditures. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2016 and June 30, 2016, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2016 and 2015.

	For the six months ended December 31,
	2016	2015

Net cash provided by (used in) operating activities	$(115,002)	$9,454,722
Net cash provided by (used in) investing activities	(2,816,157)	81,871
Net cash provided by (used in) financing activities	5,787,781	(223,527)
Effect of exchange rate changes on cash	(1,122,302)	(585,031)
Net increase in cash	1,734,320	8,728,035
Cash, beginning of period	22,009,374	6,056,105
Cash, end of period	$23,743,694	$14,784,140

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2016 was approximately $0.1 million, consisting of net income of $4.3 million, income from equity method investments of $1.0 million as reconciled and net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of $5.6 million, reduction in inventory of $2.5 million and repayment in other payables of $0.8 million. Net cash provided by operating activities during the six months ended December 31, 2015 was approximately $9.5 million, consisting of net income of $5.1 million and net changes in our operating assets and liabilities, which mainly included reduction in inventory of $0.9 million, a decrease in due from related parties of $0.9 million, an increase in accounts payable of $0.7 million, collection in accounts receivable of $0.6 million and a decrease in advance to suppliers of $0.6 million.

Investing Activities

For the six months ended December 31, 2016, net cash used in investing activities amounted to $2.8 million as compared to net cash provided by investing activities of $81,871 for the same period of 2015. The decrease in net cash provided by investing activities was primarily due to payments of deposit for business acquisition of $2.1 million and payments of loans to third parties of $1.0 million, partially offset by collections on loans to related parties of $0.5 million during the six months ended December 31, 2016. On December 10, 2016, in order to develop international market and e-commerce market for Luobuma products, the Company decided to acquire 51% of Tianjin Tajite E-Commerce Co., Ltd, a professional e-commerce company distributing Luobuma fabric commodities and Japanese elderly products.

Financing Activities

For the six months ended December 31, 2016, net cash provided by financing activities amounted to $5.8 million, as opposed to net cash used in financing activities of $0.2 million for the same period of 2015. The increase of $6.0 million in net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $5.4 million for the six months ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Controls nd Procedures

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter of 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

None.

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

SHINECO, INC.

Dated: February 15, 2017	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: February 15, 2017	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

