Form 10-Q/A
period 2016-09-30
SHINECO, INC.
filed 2017-05-12
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

As of November 11, 2016, the registrant had 21,034,072 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on November 14, 2016 (the "Quarterly Report").

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

On May 4, 2017, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 should be amended to correct errors in those financial statements. Management discussed these matters with the Audit Committee, which approved the recommendation of management to restate the financial statements. The Audit Committee discussed the issues related to the non-reliance and restatement with the Company’s independent auditor, Friedman LLP. A draft of the Company’s current report on Form 8-K dated May 10, 2017 was provided to such auditor for review prior to filing.

The Company determined that other payables and additional paid-in capital were not properly recorded in the previously issued unaudited condensed consolidated financial statements as of September 30, 2016.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of September 30, 2016 are summarized as follows:

Selected Unaudited Condensed Consolidated Balance Sheets Information as of September 30, 2016

	Previously
	Reported	Adjustment	Restated

Other payables	$2,135,695	$843,844	$2,979,539
Additional paid-in capital	$23,581,146	$(843,844)	$22,737,302

Selected Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016

	Three months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance cost payable	$-	$843,844	$843,844
Proceeds from public offerings, net of offering cost	$6,238,393	$(843,844)	$5,394,549

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2016	2016
	(As restated)
ASSETS
CURRENT ASSETS:
Cash	$28,669,501	$22,009,374
Accounts receivable, net - third parties	5,818,230	4,464,098
- unconsolidated entity	1,323,794	1,088,144
Due from related parties	1,253,670	1,671,435
Inventories	4,041,813	4,608,179
Advances to suppliers, net	436,399	53,024
Loans to third parties, net	649,093	560,234
Other receivables, net	575,650	463,361
Short-term deposit	114,720	100,270
Prepaid leases - current, net	476,708	478,565
Prepaid expenses	13,118	33,117
TOTAL CURRENT ASSETS	43,372,696	35,529,801

Property and equipment at cost, net of accumulated depreciation and amortization	10,867,205	11,035,199
Land use right, net of accumulated amortization	1,394,961	1,408,765
Investments	4,909,452	4,766,847
Long-term deposit and other noncurrent assets	118,588	120,357
Prepaid leases-non current, net	3,726,008	3,860,327
Deferred tax assets	330,103	327,492

TOTAL ASSETS	$64,719,013	$57,048,788

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans-banks	$2,730,043	$2,745,945
Accounts payable	304,642	259,803
Advances from customers	40,726	9,597
Due to related parties	341,329	244,915
Other payables and accrued expenses	2,979,539	1,999,622
Taxes payable	1,235,047	1,278,142
TOTAL LIABILITIES	7,631,326	6,538,024

Commitments and contingencies

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized;
21,034,072 and 19,320,882 shares issued and outstanding at
September 30, 2016 and June 30, 2016	21,034	19,321
Additional paid-in capital	22,737,302	17,344,466
Statutory reserve	3,317,188	3,242,139
Retained earnings	32,111,057	30,837,399
Accumulated other comprehensive loss	(2,080,888)	(1,887,929)
Total Stockholders' equity of Shineco, Inc.	56,105,693	49,555,396
Non-controlling interest	981,994	955,368
TOTAL EQUITY	57,087,687	50,510,764

TOTAL LIABILITIES AND EQUITY	$64,719,013	$57,048,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

2

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

3

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2016	2015
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,379,055	$1,464,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,010	271,535
Provision for doubtful accounts	103,880	102,095
Change of inventory reserve	(24,836)	(54,064)
Deferred tax provision (benefit)	(3,883)	9,015
Income from equity method investments	(401,172)	(340,049)

Changes in operating assets and liabilities:
Accounts receivable	(1,367,631)	2,434,329
Advances to suppliers	(383,769)	407,671
Inventories	573,591	954,514
Other receivables	(204,953)	(9,590)
Prepaid expenses	5,034	113,530
Due from related parties	280,988	25,288
Prepaid leases	119,398	126,998
Accounts payable	45,871	62,908
Advances from customers	31,181	(24,080)
Other payables and accrued expenses	143,166	111,399
Taxes payable	(37,421)	19,163
NET CASH PROVIDED BY OPERATING ACTIVITIES	415,509	5,674,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(22,131)	(2,950)
Loan advances to third parties	(108,648)	(56,335)
Collections on loans to related parties	130,495	218,264
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(284)	158,979

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	781,469	1,116,784
Proceeds from private equity	-	169,987
Repayment of short-term bank loans	(786,719)	(1,224,969)
Stock issuance cost payable	843,844	-
Proceeds from public offerings, net of offering cost of $2,314,806	5,394,549	-
Proceeds from advances from related parties	97,413	31,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,330,556	93,452

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(85,654)	(331,958)

NET INCREASE IN CASH	6,660,127	5,595,270

CASH-Beginning of the Period	22,009,374	6,056,105

CASH-End of the Period	$28,669,501	$11,651,375

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$65,436	$242,698
Cash paid for interest	$39,303	$176,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

4

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

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the Company, its VIEs and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries. All intercompany transactions have been eliminated.

Restatement of Financial Statements

The Company has restated its quarterly unaudited condensed consolidated financial statements as of and for the period ended September 30, 2016. The Company determined that the previously issued unaudited condensed consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2016 should be amended to correct errors in those financial statements and that the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q as of and for the three months ended September 30, 2016 (the “Original Filing”), should no longer be relied upon.

The general nature and scope of the adjustment is summarized as follows:

Correct offering expenses— The Company correct offering expenses of $843,844 in connection with their initial public offering as of September 30, 2016. The Company made adjustment of $843,844 to other payables and additional paid-in capital as of September 30, 2016 to correct the error.

The effects of the Company’s previously issued unaudited condensed consolidated financial statements as of September 30, 2016 are summarized as follows:

Selected Unaudited Condensed Consolidated Balance Sheets Information as of September 30, 2016

	Previously
	Reported	Adjustment	Restated

Other payables	$2,135,695	$843,844	$2,979,539
Additional paid-in capital	$23,581,146	$(843,844)	$22,737,302

Selected Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016

	Three months ended September 30, 2016
	Previously
	Reported	Adjustment	Restated
CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance cost payable	$-	$843,844	$843,844
Proceeds from public offerings, net of offering cost	$6,238,393	$(843,844)	$5,394,549

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2016	June 30, 2016

Current assets	$32,034,133	$30,560,208
Plant and equipment, net	9,450,530	9,595,357
Other noncurrent assets	10,113,163	10,136,632
Total assets	51,597,826	50,292,197
Total liabilities	(5,246,197)	(4,398,424)
Net assets	$46,351,629	$45,893,773

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

NOTE 9- RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company as well as several other entities that are either owned by directors or family members of those directors. Those advances are due on demand, non-interest bearing, except for the advance to Xinyang Yifangyuan Garden Technology Co., Ltd., which bears fixed annual interest rate of 4.17%.

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

	September 30, 2016	June 30, 2016

Wu Yang	185,976	96,398
Xiong Kun	85,005	-
Wang Sai	58,108	120,854
Zhang Yuying	11,673	26,769
Huiyin Ansheng	567	894
	$341,329	$244,915

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

Working Capital

The following table provides the information about our working capital at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

Current Assets	$43,372,696	$35,529,801
Current Liabilities	7,631,326	6,538,024
Working Capital	$35,741,370	$28,991,777

The working capital increased by $6,749,593 or 23.28% from June 30, 2016 to September 30, 2016, primarily as a result of an increase in cash due to the net proceeds from our initial public offering during the three months ended September 30, 2016. We believe that we currently have sufficient working capital to run our business.

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
	(Restated)
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

Financing Activities

For the three months ended September 30, 2016, net cash provided by financing activities amounted to $6,330,556, as opposed to net cash provided by financing activities of $93,452 for the same period of 2015. The increase in net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $5,394,549 for the three months ended September 30, 2016.

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

•        Failure to record properly certain expenses associated with our initial public offering, which resulted in a need to restate this quarterly report.

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

SHINECO, INC.

Dated: May 12, 2017	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2017	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)