Form 10-Q
period 2017-03-31
SHINECO, INC.
filed 2017-05-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-37776

SHINECO, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 1001, Building T5, DaZu Square, Daxing District, Beijing People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

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

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of May 12, 2017, the registrant had 21,034,072 shares of common stock outstanding.

2

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$23,674,622	$22,009,374
Accounts receivable, net - third parties	10,739,886	4,464,098
- unconsolidated entity	1,448,238	1,088,144
Due from related parties	1,180,521	1,671,435
Inventories	1,821,987	4,608,179
Advances to suppliers, net	967,967	53,024
Loans to third parties, net	1,113,487	560,234
Other receivables, net	1,068,565	463,361
Short-term deposit	162,594	100,270
Prepaid leases - current, net	458,597	478,565
Prepaid expenses	155,988	33,117
TOTAL CURRENT ASSETS	42,792,452	35,529,801

Property and equipment at cost, net of accumulated depreciation and amortization	10,271,245	11,035,199
Land use right, net of accumulated amortization	1,332,642	1,408,765
Investments	5,376,850	4,766,847
Deposit for business acquisition	2,031,596	-
Long-term deposit and other noncurrent assets	112,121	120,357
Prepaid leases-non current, net	3,378,365	3,860,327
Deferred tax assets	306,112	327,492
TOTAL ASSETS	$65,601,383	$57,048,788

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term bank loans	$2,917,517	$2,745,945
Accounts payable	433,582	259,803
Advances from customers	35,132	9,597
Due to related parties	168,129	244,915
Other payables and accrued expenses	426,689	1,999,622
Taxes payable	1,465,657	1,278,142
TOTAL LIABILITIES	5,446,706	6,538,024

Commitments and contingencies

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 21,034,072 and 19,320,882 shares issued and outstanding at March 31, 2017 and June 30, 2016	21,034	19,321
Additional paid-in capital	22,737,302	17,344,466
Statutory reserve	3,410,064	3,242,139
Retained earnings	36,788,324	30,837,399
Accumulated other comprehensive loss	(3,837,576)	(1,887,929)
Total Stockholders' equity of Shineco, Inc.	59,119,148	49,555,396
Non-controlling interest	1,035,529	955,368
TOTAL EQUITY	60,154,677	50,510,764

TOTAL LIABILITIES AND EQUITY	$65,601,383	$57,048,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016

REVENUE	$25,531,313	$27,073,426	$7,941,583	$7,662,509

COST OF REVENUE
Cost of product and services	17,007,048	18,110,671	5,319,742	5,470,557
Business and sales related tax	53,228	59,469	19,264	20,903

GROSS PROFIT	8,471,037	8,903,286	2,602,577	2,171,049

OPERATING EXPENSES
General and administrative expenses	2,029,981	1,540,906	631,640	462,659
Selling expenses	1,186,536	1,363,761	304,182	361,814
Total operating expenses	3,216,517	2,904,667	935,822	824,473

INCOME FROM OPERATIONS	5,254,520	5,998,619	1,666,755	1,346,576

OTHER INCOME
Income from equity method investments	1,545,677	1,503,730	551,281	567,370
Other income	253,196	142,354	93,888	89,118
Interest income (expense), net	15,124	100,336	(25,414)	28,423
Total other income	1,813,997	1,746,420	619,755	684,911

INCOME BEFORE INCOME TAX PROVISION	7,068,517	7,745,039	2,286,510	2,031,487

PROVISIONS FOR INCOME TAXES	833,661	883,840	328,274	256,953

NET INCOME	6,234,856	6,861,199	1,958,236	1,774,534

Less: net income attributable to non-controlling interest	116,006	122,161	35,829	31,212

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$6,118,850	$6,739,038	$1,922,407	$1,743,322

COMPREHENSIVE INCOME
Net income	$6,234,856	$6,861,199	$1,958,236	$1,774,534
Other comprehensive income (loss): foreign currency translation gain (loss)	(1,985,492)	(2,480,288)	528,683	355,159
Total comprehensive income	4,249,364	4,380,911	2,486,919	2,129,693
Less: comprehensive income attributable to non-controlling interest	80,161	102,090	43,720	37,863

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$4,169,203	$4,278,821	$2,443,199	$2,091,830

Weighted average number of shares basic and diluted	20,477,598	19,320,882	21,034,072	19,320,882

Basic and diluted earnings per common share	$0.30	$0.35	$0.09	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,234,856	$6,861,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	445,037	597,939
Provision for doubtful accounts	147,770	179,891
Increase in inventory reserve	45,419	199,409
Deferred tax provision (benefit)	9,790	(95,667)
Income from equity method investments	(1,545,677)	(1,503,730)
Interest income from loans to related parties	(86,585)	-

Changes in operating assets and liabilities:
Accounts receivable	(6,898,335)	(48,765)
Advances to suppliers	(929,907)	1,301,677
Inventories	2,613,094	852,488
Other receivables	(864,944)	(276,472)
Prepaid expense and other assets	(192,464)	122,734
Due from related parties	361,287	543,958
Prepaid leases	351,480	421,707
Accounts payable	185,693	29,486
Advances from customers	26,247	(21,654)
Other payables	(1,519,339)	710,269
Taxes payable	232,390	218,890
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,384,188)	10,093,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(41,016)	(24,218)
Collections from (Payments of) loans to third parties	(506,452)	74,787
Collections on loans to related parties	567,246	235,207
Income received from investments in unconsolidated entities	551,933	2,441,406
Deposit for business acquisition	(2,060,548)	-
Payments on investment in unconsolidated entites	(200,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,688,837)	2,727,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	2,680,184	2,851,694
Proceeds from other short-term loans	-	47,828
Repayment of short-term bank loans	(2,406,426)	(3,544,588)
Proceeds from initial public offering, net of offering costs of $2,314,806	5,394,549	-
Proceeds from (Repayments of) advances from related parties	(68,984)	128,894
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,599,323	(516,172)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(861,050)	(412,628)

NET INCREASE IN CASH	1,665,248	11,891,741

CASH - Beginning of the Period	22,009,374	6,056,105

CASH - End of the Period	$23,674,622	$17,947,846

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$579,566	$755,858
Cash paid for interest	$109,208	$253,875

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2017	June 30, 2016

Current assets	$38,376,370	$30,560,208
Plant and equipment, net	8,921,923	9,595,357
Other noncurrent assets	9,967,620	10,136,632
Total assets	57,265,913	50,292,197
Total liabilities	(5,021,629)	(4,398,424)
Net assets	$52,244,284	$45,893,773

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

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services are recognized upon the performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse; the service price is fixed or determinable; and collectability is deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposits and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured. As of March 31, 2017 and June 30, 2016, the Company had no cash equivalents.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customers’ historical payment history, their current credit-worthiness and current economic trends. As of March 31, 2017 and June 30, 2016, the allowances for doubtful accounts were $66,930 and $103,968, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of balance paid to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2017 and June 30, 2016, the Company had an allowance for uncollectible advances to suppliers in the amount of $9,756 and $10,118, respectively.

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value, over an asset’s estimated useful life. Farmland leasehold improvements are amortized over the shorter of lease term or estimated useful lives of the underlying assets. Following are the estimated useful lives of the Company’s property and equipment:

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid lease. For the nine and three months ended March 31, 2017 and 2016, the Company did not recognize any impairment of its long-lived assets.

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

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at March 31, 2017 and June 30, 2016.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2013 and after. As of March 31, 2017, the tax years ended June 30, 2007 through June 30, 2016 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2017 and June 30, 2016 were translated at 1 RMB to $0.1451 USD and at 1 RMB to $0.1505 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended March 31, 2017 and 2016 were at 1 RMB to $0.1472 USD and at 1 RMB to $0.1563 USD, respectively. The average translation rates applied to income statement amounts for the three months ended March 31, 2017 and 2016 were at 1 RMB to $0.1451 USD and at 1 RMB to $0.1529 USD, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine months and three months ended March 31, 2017 and 2016.

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

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us until the first quarter of our fiscal 2019. The Company expects that the adoption of this ASU would not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 3- INVENTORIES

The inventories consist of the following:

	March 31, 2017	June 30, 2016

Raw materials	$911,561	$825,028
Work-in-process	264,209	3,230,729
Finished goods	1,460,946	1,354,176
Packing materials	19,996	17,531
Less: inventory reserve	(834,725)	(819,285)
Total	$1,821,987	$4,608,179

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

 NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2017	June 30, 2016

Buildings	$10,342,711	$10,726,872
Building improvement	50,942	52,834
Machinery equipment	467,395	443,846
Motor vehicles	223,146	231,434
Construction in progress	435,342	451,512
Office equipment	201,708	208,022
Farmland leasehold improvement	3,051,596	3,164,943
	14,772,840	15,279,463
Less: accumulated depreciation and amortization	(4,501,595)	(4,244,264)
Property, plant and equipment, net	$10,271,245	$11,035,199

Depreciation and amortization expense charged to operations were $415,163 and $567,806 for the nine months ended March 31, 2017 and 2016, respectively. Depreciation and amortization expense charged to operations were $133,239 and $185,403 for the three months ended March 31, 2017 and 2016, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Farmland leasehold improvements consist of following:

	March 31, 2017	June 30, 2016

Blueberry farmland leasehold reconstruction	$2,344,372	$2,431,450
Yew tree planting base reconstruction	262,656	272,412
Greenhouse renovation	444,568	461,081
Total farmland leasehold improvement	$3,051,596	$3,164,943

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

	March 31, 2017	June 30, 2016

Land use rights	$1,614,100	$1,674,053
Less: accumulated amortization	(281,458)	(265,288)
Land use rights, net	$1,332,642	$1,408,765

For the nine months ended March 31, 2017 and 2016, the Company incurred amortization expense of $29,874 and $30,133, respectively. For the three months ended March 31, 2017 and 2016, the Company incurred amortization expense of $14,829 and $12,559, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending March 31:

2018	$32,282
2019	32,282
2020	32,282
2021	32,282
2022	32,282
Thereafter	1,171,232
Total	$1,332,642

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with a third party, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd., a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.0 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new joint venture companies. These two joint ventures are formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of $588,994 and $479,965 for the nine months ended March 31, 2017 and 2016, respectively and recorded income of $187,226 and $120,300 for the three months ended March 31, 2017 and 2016, respectively, from the investment, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income.

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”). According to the supplemental agreement, the new joint-venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2017 and 2016, a total of $846,297 and $883,095 were recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the joint ventures, respectively. For the three months ended March 31, 2017, total income of $253,669 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $306,395 in the same period in 2016.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to a profit sharing of 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. For the nine months ended March 31, 2017 and 2016, Zhisheng Freight received investment income distributions of $110,387 and $140,670 from Zhen’Ai Network, respectively. For the three months ended March 31, 2017 and 2016, Zhisheng Freight received investment income distributions of $110,387 and $140,670 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), that the investor makes a payment of $200,000 to in exchange for the right to acquire certain shares of the investee’s common stock and preferred stock. For the nine and three months ended March 31, 2017, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2017	June 30, 2016

Shaanxi Pharmacy Holding Group Longevity Pharmacy Co., Ltd (Ankang Longevity Pharmacy)	$2,495,018	$2,091,531
Shaanxi Pharmacy Sunsimiao Drugstores Ankang Chain Co., Ltd	577,679	493,008
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,104,153	2,182,308
Original Lab Inc.	200,000	-
Total	$5,376,850	$4,766,847

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2017	June 30, 2016

Current assets	$31,020,815	$28,450,106
Noncurrent assets	277,063	386,764
Current liabilities	25,042,012	23,577,799

	For the nine months ended March 31,
	2017	2016

Net sales	$21,516,345	$19,526,935
Gross profit	2,904,497	2,686,451
Income from operations	1,204,295	955,216
Net income	1,202,028	981,914

NOTE 7 - DEPOSIT FOR BUSINESS ACQUISITION

On December 12, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based on Tianjian, China, specializing in distributing Luobuma related products and Japanese elderly health products, pursuant to which Tenet-Jove intends to acquire 51% of the equity interests of Tianjin Tajite for a cash consideration of Chinese RMB 14,000,000 (approximately $2 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. The Company expects to formally close the transaction by June 30, 2017.

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The prepaid leases consist of the following:

	March 31, 2017	June 30, 2016

Current	$458,597	$478,565
Non-current	3,378,365	3,860,327
Total	$3,836,962	$4,338,892

Further amortization expense is as follows:

Twelve months ending March 31:

2018	$458,597
2019	458,282
2020	458,282
2021	250,286
2022	208,686
Thereafter	2,002,829
Total	$3,836,962

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	March 31, 2017	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	15,237	2017-9-9		13.48%
Agricultural Bank of China-b	290,228	2017-10-12		5.22%
Agricultural Bank of China-c	725,570	2017-8-18		5.71%
Agricultural Bank of China-d	1,160,912	2017-11-27		5.22%
Agricultural Bank of China-d	290,228	2017-4-7	*	5.22%
Agricultural Bank of China-e	435,342	2017-11-15		5.22%
Total	$2,917,517

Lender	June 30, 2016	Maturity Date		Int. Rate/Year
Chongqing Alibaba Micro-Credit Company-a	36,873	2016-9-9	*	15.21%
Agricultural Bank of China-b	301,008	2016-9-24	*	5.52%
Agricultural Bank of China-d	451,512	2016-8-9	*	5.82%
Agricultural Bank of China-d	451,512	2016-10-27	*	5.27%
Agricultural Bank of China-d	1,204,032	2016-11-18	*	5.22%
Agricultural Bank of China-d	301,008	2017-4-7	*	5.22%
Total	$2,745,945

The loans outstanding were guaranteed by the following properties, entities or individuals:

a. Not collateralized or guaranteed.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company recorded interest expense of $111,500 and $133,491 for the nine months ended March 31, 2017 and 2016, respectively. The annual weighted average interest rates are 5.21% and 6.14% for the nine months ended March 31, 2017 and 2016, respectively.

The Company recorded interest expense of $39,914 and $38,429 for the three months ended March 31, 2017 and 2016, respectively. The annual weighted average interest rates are 4.71% and 5.51% for the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017 and June 30, 2016, the outstanding amounts due from related parties consist of the following:

	March 31, 2017	June 30, 2016

Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd	$767,682	$820,728
Yang Bin	145,114	150,504
Zhang Xin	89,971	93,312
Chang Song	57,320	85,035
Zhang Xinyu	53,172	-
Wang Fangqin	34,609	-
Beijing Huiyinansheng Asset Management Co., Ltd	21,767	-
Wang Qiwei	7,983	8,279
Qi Qiuchi	1,452	1,505
Tian Shuangpeng	1,451	11,288
Xinyang Yifangyuan Garden Technology Co., Ltd	-	500,784
	$1,180,521	$1,671,435

For the nine months ended March 31, 2017 and 2016, interest income of $86,585 and $213,178 recognized on these loans was included in “Interest income, net” on the unaudited condensed consolidated statements of income and comprehensive income.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2017 and 2016, interest income of nil and $56,961 recognized on these loans was included in “Interest income (expense), net” on the unaudited condensed consolidated statements of income and comprehensive income.

DUE TO RELATED PARTIES

As of March 31, 2017 and June 30, 2016, the Company has related party payables of $168,129 and $244,915, respectively, mainly due to the principal shareholders or certain relatives of the shareholder of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	March 31, 2017	June 30, 2016

Wu Yang	92,946	96,398
Wang Sai	75,183	120,854
Zhang Yuying	-	26,769
Beijing Huiyinansheng Asset Management Co., Ltd	-	894
	$168,129	$244,915

SALES TO AND PURCHASES FROM RELATED PARTIES

For the nine and three months ended March 31, 2017, the Company recorded sales to Shaanxi Pharmaceutical Group Pai’ang Medicine Co., Ltd, a related party, of $2,562,560 and $879,956, respectively. There were no purchases from related parties for the nine and three months ended March 31, 2017.

For the nine and three months ended March 31, 2016, the Company recorded sales to Shaanxi Pharmaceutical Group Pai’ang Medicine Co., Ltd, a related party, of $2,296,384 and $786,656, respectively. There were no purchases from related parties for the nine and three months ended March 31, 2016.

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

i)	The components of the income tax expense are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2017	2016	2017	2016
Current income tax provision	$823,871	$979,507	$275,060	$281,350
Deferred income tax provision (benefit)	9,790	(95,667)	53,214	(24,397)
Total	$833,661	$883,840	$328,274	$256,953

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2017	June 30, 2016

Allowance for doubtful accounts	$98,974	$123,818
Inventory reserve	207,138	203,674
Net operating loss carry-forwards	110,035	114,122
Total	416,147	441,614
Valuation allowance	(110,035)	(114,122)
Deferred tax assets, net	$306,112	$327,492

Movement of valuation allowance:

	March 31, 2017	June 30, 2016

Beginning balance	$114,122	$108,932
Current year addition	-	13,971
Exchange difference	(4,087)	(8,781)
Ending balance	$110,035	$114,122

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

(c) Taxes Payable

Taxes payable consists of the following:

	March 31, 2017	June 30, 2016

Income tax payable	$1,331,562	$1,201,641
Value added tax payable	122,932	69,955
Business tax and other taxes payable	11,163	6,546
	$1,465,657	$1,278,142

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

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of March 31, 2017 and June 30, 2016, the balance of the statutory reserve was $3,410,064 and $3,242,139, respectively.

NOTE 13 - CONCENTRATION AND RISKS

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC bank accounts was $23,489,613 and $21,986,817 as of March 31, 2017 and June 30, 2016, respectively.

During the nine months ended March 31, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2017, one customer accounted for approximately 11% of the Company’s total sales. For the nine months ended March 31, 2016, one customer accounted for approximately 36% of the Company’s total sales.

For the three months ended March 31, 2017, five customers accounted for approximately 13%, 13%, 11%, 10% and 10% of the Company’s total sales, respectively. For the three months ended March 31, 2016, one customer accounted for approximately 33% of the Company’s total sales.

For the nine months ended March 31, 2017, three vendors accounted for approximately 19%, 17%, and 14% of the Company’s total purchases, respectively. For the nine months ended March 31, 2016, three vendors accounted for approximately 27%, 13% and 11% of the Company’s total purchases, respectively.

For the three months ended March 31, 2017, two vendors accounted for approximately 38% and 16% of the Company’s total purchases, respectively. For the three months ended March 31, 2016, two vendors accounted for approximately 20% and 13% of the Company’s total purchases, respectively.

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

 NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases eight main office spaces under non-cancelable operating lease agreements through January 31, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending March 31:

2018	$628,975
2019	344,828
2020	297,798
2021	211,942
2022	211,942
Thereafter	4,044,561
Total	$5,740,046

Rent expense totaled $491,591 and $187,335 for the nine months ended March 31, 2017 and 2016, respectively.

Rent expense totaled $167,418 and $60,745 for the three months ended March 31, 2017 and 2016, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending March 31:

2018	$211,942
2019	211,942
2020	211,942
2021	35,324
Total	$671,150

Sublease rental income totaled $158,957 and $168,804 for the nine months ended March 31, 2017 and 2016, respectively.

Sublease rental income totaled $52,284 and $55,044 for the three months ended March 31, 2017 and 2016, respectively.

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

Shineco, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents summarized information by segment for the nine months ended March 31, 2017:

	For the nine months ended March 31, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$2,769,003	$9,725,580	$13,036,730	$25,531,313
Cost of goods	1,373,423	7,196,451	8,437,174	17,007,048
Business and sales related tax	12,391	40,837	-	53,228
Gross profit	1,383,189	2,488,292	4,599,556	8,471,037
Gross profit contribution %	16.3%	29.4%	54.3%	100.0%

The following table presents summarized information by segment for nine months ended March 31, 2016:

	For the nine months ended March 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$3,537,833	$10,430,717	$13,104,876	$27,073,426
Cost of goods	1,636,760	8,014,835	8,459,076	18,110,671
Business and sales related tax	16,482	42,987	-	59,469
Gross profit	1,884,591	2,372,895	4,645,800	8,903,286
Gross profit contribution %	21.2%	26.7%	52.1%	100.0%

The following table presents summarized information by segment for the three months ended March 31, 2017:

	For the three months ended March 31, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,121,044	$3,049,290	$3,771,249	$7,941,583
Cost of goods	565,085	2,281,387	2,473,270	5,319,742
Business and sales related tax	3,919	15,345	-	19,264
Gross profit	552,040	752,558	1,297,979	2,602,577
Gross profit contribution %	21.2%	28.9%	49.9%	100.0%

The following table presents summarized information by segment for three months ended March 31, 2016:

	For the three months ended March 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,091,149	$3,165,868	$3,405,492	$7,662,509
Cost of goods	490,684	2,531,542	2,448,331	5,470,557
Business and sales related tax	5,054	15,849	-	20,903
Gross profit	595,411	618,477	957,161	2,171,049
Gross profit contribution %	27.4%	28.5%	44.1%	100.0%

Total Assets as of

	March 31, 2017	June 30, 2016

Bluish Dogbane or “Luobuma”	$6,405,030	$6,963,093
Herbal products	34,292,831	28,088,515
Agricultural products	24,903,522	21,997,180
	$65,601,383	$57,048,788

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the nine months and three months ended March 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Pursuant to these agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to business operation and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, we believe that Zhisheng Group and Ankang Longevity should be considered as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove. We carry out all of our business in China through our PRC subsidiaries, our VIEs and their subsidiaries. Currently, we operate three main business segments: (i) Tenet-Jove is engaged in manufacturing and selling of Luobuma and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”). (iii) Ankang Longevity develops and manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services are recognized upon the performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse.

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

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Results of Operations for the Nine Months Ended March 31, 2017 and 2016

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2017 and 2016:

	Nine Months Ended March 31,		Variance
	2017	2016	Amount	%
Revenue	$25,531,313	$27,073,426	$(1,542,113)	(5.70)%
Cost of revenue	17,060,276	18,170,140	(1,109,864)	(6.11)%
Gross profit	8,471,037	8,903,286	(432,249)	(4.85)%
General and administrative expense	2,029,981	1,540,906	489,075	31.74%
Selling and distribution expense	1,186,536	1,363,761	(177,225)	(13.00)%
Income from operations	5,254,520	5,998,619	(744,099)	(12.40)%
Income from equity method investments	1,545,677	1,503,730	41,947	2.79%
Other income	253,196	142,354	110,842	77.86%
Interest income	15,124	100,336	(85,212)	(84.93)%
Income before income tax provision	7,068,517	7,745,039	(676,522)	(8.73)%
Provision for income taxes	833,661	883,840	(50,179)	(5.68)%
Net income	$6,234,856	$6,861,199	$(626,343)	(9.13)%
Comprehensive income attributable to Shineco Inc.	$4,169,203	$4,278,821	$(109,618)	(2.56)%

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

The following table sets forth the breakdown of our revenue for the nine months ended March 31, 2017 and 2016, respectively:

	Nine Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$2,769,003	10.85%	$3,537,833	13.07%	$(768,830)	(21.73)%
Sales of Chinese medicinal herbal products	9,725,580	38.09%	10,430,717	38.53%	(705,137)	(6.76)%
Sales of other agricultural products	13,036,730	51.06%	13,104,876	48.40%	(68,146)	(0.52)%
Total Amount	$25,531,313	100.00%	$27,073,426	100.00%	$(1,542,113)	(5.70)%

For the nine months ended March 31, 2017 and 2016, revenue from sales of Luobuma products was $2,769,003 and $3,537,833, respectively, which represented a decrease of $768,830 or 21.73%. The decrease of revenue from this segment was due to both the decreased sales price and decreased sales volume of our products. During the three months ended September 30, 2016, the Company focused on selling a portion of slow-moving products at cost, which resulted in less revenue recognized during that period. Moreover, the Company had promoted their products online in 2015; as a result, sales volume in the nine months ended March 31, 2016 is more than that in the same period of 2017.

For the nine months ended March 31, 2017 and 2016, revenue from sales of Chinese medicinal herbal products was $9,725,580 and $10,430,717, respectively, representing a decrease of $705,137 or 6.76%. The decrease was mainly due to the depreciation of RMB against USD. The average translation rates for the nine months ended March 31, 2017 and 2016 were at 1 RMB to $0.1472 USD and at 1 RMB to $0.1563 USD, respectively, which represented a decrease of 5.82%. Moreover, revenue from sales of Chinese medicinal herbal products decreased from RMB 66,735,232 to RMB 66,078,597, a slight decrease of 0.98%. The decrease was primarily due to decreased sales orders. During the nine months ended March 31, 2017, in order to meet the qualifications of a new standard promulgated by the local government, the Company reduced production of certain types of traditional Chinese medicinal herbal products.

For the nine months ended March 31, 2017 and 2016, revenue from sales of other agricultural products was $13,036,730 and $13,104,876, respectively, representing a decrease of $68,146 or 0.52%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Revenue from sales of other agricultural products increased from RMB 83,844,377 to RMB 88,575,573, an increase of 5.64%, mainly due to the increase in unit price of yew trees. Unit price of yew trees with different heights from 50 to 120 centimeters, increased by approximately 8.6% to 17.7% in November 2016. In addition, in the second quarter of 2017, we developed a new business line of storage, which contributed a small amount of revenue in the nine months ended March 31, 2017 compared to the corresponding period of 2016.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for the nine months ended March 31, 2017 and 2016, respectively:

	Nine Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,373,423	8.05%	$1,636,760	9.01%	$(263,337)	(16.09)%
Sales of Chinese medicinal herbal products	7,196,451	42.18%	8,014,835	44.11%	(818,384)	(10.21)%
Sales of other agricultural products	8,437,174	49.46%	8,459,076	46.55%	(21,902)	(0.26)%
Business and sales related tax	53,228	0.31%	59,469	0.33%	(6,241)	(10.49)%
Total Amount	$17,060,276	100.00%	$18,170,140	100.00%	$(1,109,864)	(6.11)%

For the nine months ended March 31, 2017 and 2016, cost of revenue from sales of our Luobuma products was $1,373,423 and $1,636,760, respectively, representing a decrease of $263,337 or 16.09%. The decrease of cost of revenue was mainly due to the reduced total production output. Moreover, the percentage of the decrease in cost of revenue was lower than the decrease in sales during this period, which resulted from higher unit fixed cost due to decreased production output.

For the nine months ended March 31, 2017 and 2016, cost of revenue from sales of Chinese medicinal herbal products was $7,196,451 and $8,014,835, respectively, representing a decrease of $818,384 or 10.21%. The decrease was mainly due to reduced production of certain types of traditional Chinese medicinal herbal products. Meanwhile, the Company changed its strategy to sell products with stronger profit margin during the three months ended March 31, 2017. As a result, the decrease in cost of revenue is higher than the decrease in revenue.

For the nine months ended March 31, 2017 and 2016, cost of revenue from sales of other agricultural products was $8,437,174 and $8,459,076, respectively, representing a slight decrease of $21,902 or 0.26%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Cost of revenue from sales of other agricultural products increased from RMB 54,120,771 to RMB 57,324,771, an increase of 5.92%. The reason for the increase is since the second quarter of 2017, we developed a storage business line which has a relatively high cost compared with sales of our agricultural products.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for the nine months ended March 31, 2017 and 2016, respectively:

	Nine Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,383,189	16.33%	$1,884,591	21.17%	$(501,402)	(26.61)%
Sales of Chinese medicinal herbal products	2,488,292	29.37%	2,372,895	26.65%	115,397	4.86%
Sales of other agricultural products	4,599,556	54.30%	4,645,800	52.18%	(46,244)	(1.00)%
Total Amount	$8,471,037	100.00%	$8,903,286	100.00%	$(432,249)	(4.85)%

Gross profit from Luobuma product sales decreased by $501,402 and gross profit contribution percentage decreased by 26.61% for the nine months ended March 31, 2017 as compared to the same period of 2016. The decrease in gross profit was primarily due to a decrease in sales volume, as well as a reduction in total production output, which led to a higher unit cost and a lower gross profit.

Gross profit from sales of Chinese medicinal herbal products increased by $115,397 or 4.86% for the nine months ended March 31, 2017 as compared to the same period of 2016. The increase was mainly because the Company changed its strategy to sell products with stronger profit margin during the three months ended March 31, 2017.

Gross profit from sales of other agricultural products decreased by $46,244 for the nine months ended March 31, 2017 as compared to the same period of 2016. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Gross profit from sales of other agricultural products increased from RMB 22,686,359 to RMB 31,684,880, an increase of 8.17%. The increase was mainly due to the increase in unit prices of our yew tree products during the nine months ended March 31, 2017.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2017 and 2016, respectively:

	Nine Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
General and administrative expenses	$2,029,981	63.11%	$1,540,906	53.05%	$489,075	31.74%
Selling and distribution expense	1,186,536	36.89%	1,363,761	46.95%	(177,225)	(13.00)%
Total Amount	$3,216,517	100.00%	$2,904,667	100.00%	$311,850	10.74%

General and Administrative Expenses

For the nine months ended March 31, 2017, our general and administrative expenses were $2,029,981, representing an increase of $489,075 or 31.74%, as compared to the same period of 2016. The increase was primarily due to the increased general and administrative expenses of our Shineco holding company, which were $684,781 and nil for the nine months ended March 31, 2017 and 2016. General and administrative expenses of Shineco were mainly composed of labor expenses and expenses related to our initial public offering, such as attorneys fees, consulting fees and auditing fees.

Selling and Distribution Expense

For the nine months ended March 31, 2017, our selling and distribution expenses were $1,186,536, representing a decrease of $177,225, or 13.00%, as compared to the same period of 2016. The decrease was primarily due to decreased advertising expenses, promotion expenses, and service fees of e-commerce websites, partially offset by increased rent expense of warehouses during the nine months ended March 31, 2017 compared to the same period of 2016.

Income from Equity Method Investments

We are 49% participants in two joint ventures: Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”) with Shaanxi Pharmaceutical Group. We recorded net income of $588,994 and $479,965 from these equity method investments for the nine months ended March 31, 2017 and 2016, respectively. The increase in net income was primarily due to higher net profit in the two joint ventures in the current period.

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2017, total income of $846,297 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $883,095 in the same period in 2016 due to the depreciation of RMB against USD in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the nine months ended March 31, 2017 and 2016, a total of $110,387 and $140,670 were recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the joint ventures, respectively.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), that the investor makes a payment of $200,000 to in exchange for the right to acquire certain shares of the investee’s common stock and preferred stock. For the nine months ended March 31, 2017, the Company did not record investment income from this investment.

Interest Income, net

For the nine months ended March 31, 2017, our net interest income was $15,124 as compared to interest income of $100,336 in the same period of 2016. The significant decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of $86,585 and $213,178 was recognized on the loans for the nine months ended March 31, 2017 and 2016. Moreover, the weighted average balances for the short-term bank loan were relatively higher for the nine months ended March 31, 2017, compared to the corresponding period in 2016.

Provision for Income Taxes

For the nine months ended March 31, 2017 and 2016, the Company’s provision for income taxes decreased by $50,179 or 5.68% from $883,840 for the nine months ended March 31, 2016 to $833,661 for the nine months ended March 31, 2017. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by $626,343 or 9.13% for the nine months ended March 31, 2017 as compared to the same period of 2016. The decrease in net income was primarily a result of the decrease in gross profit and the increase in operating expense, partially offset by the increase in other income

Comprehensive Income (Loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income. The comprehensive income attributable to Shineco, Inc. decreased by $109,618 to comprehensive income of $4,169,203 for the nine months ended March 31, 2017 from comprehensive income of $4,278,821 for the nine months ended March 31, 2016 mainly due to decreased net income, which was offset by a decrease in the foreign currency translation loss during the current period in 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Variance
	2017	2016	Amount	%
Revenue	$7,941,583	$7,662,509	$279,074	3.64%
Cost of revenue	5,339,006	5,491,460	(152,454)	(2.78)%
Gross profit	2,602,577	2,171,049	431,528	19.88%
General and administrative expense	631,640	462,659	168,981	36.52%
Selling and distribution expense	304,182	361,814	(57,632)	(15.93)%
Income from operations	1,666,755	1,346,576	320,179	23.78%
Income from equity method investments	551,281	567,370	(16,089)	(2.84)%
Other income	93,888	89,118	4,770	5.35%
Interest income (expense)	(25,414)	28,423	(53,837)	(189.41)%
Income before income tax provision	2,286,510	2,031,487	255,023	12.55%
Provision for income taxes	328,274	256,953	71,321	27.76%
Net income	$1,958,236	$1,774,534	$183,702	10.35%
Comprehensive income attributable to Shineco Inc.	$2,443,199	$2,091,830	$351,369	16.80%

Revenue

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,121,044	14.12%	$1,091,149	14.24%	$29,895	2.74%
Sales of Chinese medicinal herbal products	3,049,290	38.40%	3,165,868	41.32%	(116,578)	(3.68)%
Sales of other agricultural products	3,771,249	47.48%	3,405,492	44.44%	365,757	10.74%
Total Amount	$7,941,583	100.00%	$7,662,509	100.00%	$279,074	3.64%

For the three months ended March 31, 2017 and 2016, revenue from sales of Luobuma products was $1,121,044 and $1,091,149, respectively, which represented an increase of $29,895 or 2.74%. The increase of revenue from this segment was primarily attributable to the increase in sales price of our products during the third quarter of 2017. Our vendors raised our purchase cost; therefore, we also increased the sales price of our products. However, we did not raise the price as much as the cost due to the increased competition in the Luobuma sales market.

For the three months ended March 31, 2017 and 2016, revenue from sales of Chinese medicinal herbal products was $3,049,290 and $3,165,868, respectively, representing a decrease of $116,578 or 3.68%. The decrease was primarily due to the depreciation of RMB against USD. The average translation rates for the three months ended March 31, 2017 and 2016 were at 1 RMB to $0.1451 USD and at 1 RMB to $0.1529 USD, respectively, which represented a decrease of 5.10%. Revenue from sales of Chinese medicinal herbal products increased from RMB 20,755,174 to RMB 21,016,331, a slight increase of 1.26%. Starting from the third quarter of fiscal year 2017, the Company optimized product structure and increased sales of products with relatively higher sales price and lower cost.

For the three months ended March 31, 2017 and 2016, revenue from sales of other agricultural products was $3,771,249 and $3,405,492, respectively, representing an increase of $365,757 or 10.74%. This was mainly attributable to the increase in the unit price of our yew trees as mentioned above. In addition, our storage business line contributed a small amount of extra revenue during the three months ended March 31, 2017 compared to the same period in 2016.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$565,085	10.59%	$490,684	8.94%	$74,401	15.16%
Sales of Chinese medicinal herbal products	2,281,387	42.73%	2,531,542	46.10%	(250,155)	(9.88)%
Sales of other agricultural products	2,473,270	46.32%	2,448,331	44.58%	24,939	1.02%
Business and sales related tax	19,264	0.36%	20,903	0.38%	(1,639)	(7.84)%
Total Amount	$5,339,006	100.00%	$5,491,460	100.00%	$(152,454)	(2.78)%

For the three months ended March 31, 2017 and 2016, cost of revenue from sales of our Luobuma products was $565,085 and $490,684, respectively, representing an increase of $74,401 or 15.16%. The increase in cost of revenue was mainly due to the increased purchase cost of raw materials as mentioned above.

For the three months ended March 31, 2017 and 2016, cost of revenue from sales of Chinese medicinal herbal products was $2,281,387 and $2,531,542, respectively, representing a decrease of $250,155 or 9.88%. During the third quarter of fiscal year 2017, the Company optimized product structure and increased sales of products with relatively lower purchase costs and higher gross profit.

For the three months ended March 31, 2017 and 2016, cost of revenue from sales of other agricultural products was $2,473,270 and $2,448,331, respectively, representing an increase of $24,939 or 1.02%. The increase was mainly due to our new storage business which has a relatively high cost and low gross profit as mentioned above.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$552,040	21.21%	$595,411	27.43%	$(43,371)	(7.28)%
Sales of Chinese medicinal herbal products	752,558	28.92%	618,477	28.49%	134,081	21.68%
Sales of other agricultural products	1,297,979	49.87%	957,161	44.08%	340,818	35.61%
Total Amount	$2,602,577	100.00%	$2,171,049	100.00%	$431,528	19.88%

Gross profit from Luobuma product sales decreased by $43,371 and gross profit contribution percentage decreased by 7.28% for the three months ended March 31, 2017 as compared to the same period of 2016. As mentioned above, the increase in sales price of Luobuma products is lower than the increase in purchase cost during the three months ended March 31, 2017; as a result, gross profit decreased compared to the same period in 2016.

Gross profit from sales of Chinese medicinal herbal products had an increase of $134,081 for the three months ended March 31, 2017 as compared to the same period of 2016, primarily due to the fact that the Company changed its strategy to produce and sell products with a higher profit margin during the three months ended March 31, 2017.

Gross profit from sales of other agricultural products increased by $340,818 for the three months ended March 31, 2017 as compared to the same period of 2016. The increase was mainly due to the increased gross margin of yew tree products.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,				Variance
	2017	%	2016	%	Amount	%
General and administrative expenses	$631,640	67.50%	$462,659	56.12%	$168,981	36.52%
Selling and distribution expense	304,182	32.50%	361,814	43.88%	(57,632)	(15.93)%
Total Amount	$935,822	100.00%	$824,473	100.00%	$111,349	13.51%

General and Administrative Expenses

For the three months ended March 31, 2017, our general and administrative expenses were $631,640, representing an increase of $168,981 or 36.52%, as compared to the same period of 2016. The increase was primarily due to the increased general and administrative expenses of our Shineco holding company, which were $356,921 and nil for the three months ended March 31, 2017 and 2016. General and administrative expenses of Shineco were mainly composed of labor expenses and expenses related to our initial public offering, such as attorneys fees, consulting fees and auditing fees.

Selling and Distribution Expense

For the three months ended March 31, 2017, our selling and distribution expenses were $304,182, representing a decrease of $57,632, or 15.93%, as compared to the same period of 2016. The decrease was primarily due to decreased services fees of e-commerce websites during the three months ended March 31, 2017, compared to the corresponding period in 2016.

Income from Equity Method Investments

We are 49% participants in two joint ventures: Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”) with Shaanxi Pharmaceutical Group. We recorded net income of $187,226 and $120,300 from these equity method investments for the three months ended March 31, 2017 and 2016, respectively. The increase in net income was primarily due to higher net profit in the two joint ventures in the current period.

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the joint venture companies established by Shaanxi Pharmaceutical and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a preferred distribution equal to 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended March 31, 2017, total income of $253,669 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $306,395 in the same period in 2016 due to the decrease in purchases in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended March 31, 2017 and 2016, Zhisheng Freight received investment income distribution of $110,387 and $140,670 from Zhen’Ai Network.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), that the investor makes a payment of $200,000 to in exchange for the right to acquire certain shares of the investee’s common stock and preferred stock. For the three months ended March 31, 2017, the Company did not record investment income from this investment.

Interest Income (Expense), net

For the three months ended March 31, 2017, our net interest expense was $25,414 as compared to interest income of $28,423 in the same period of 2016. The significant decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan. Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of nil and $56,961 was recognized on the loans for the three months ended March 31, 2017 and 2016.

Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, the Company’s provision for income taxes increased by $71,321 or 27.76% from $256,953 for the three months ended March 31, 2016 to $328,274 for the three months ended March 31, 2017. The increase in the Company’s provision for income taxes was primarily due to the deferred income tax provision of $53,214 for the three months ended March 31, 2017 compared to the deferred income tax benefit of $24,397 for the corresponding period of 2016.

Net Income

Our net income increased by $183,702 or 10.35% for the three months ended March 31, 2017 as compared to the same period of 2016. The increase in net income was primarily a result of the increase in gross profit, partially offset by the increase in operating expense and the decrease in other income.

Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive loss in the unaudited condensed consolidated statements of income and comprehensive income. The comprehensive income attributable to Shineco, Inc. increased by $351,369 to comprehensive income of $2,443,199 for the three months ended March 31, 2017 from comprehensive income of $2,091,830 for the three months ended March 31, 2016 due to increased net income and increased foreign currency translation gain due to the depreciation of RMB in terms of USD during the three months ended March 31, 2017, compared to the same period in 2016.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at company level. As of March 31, 2017 and June 30, 2016, we do not engage in any foreign currency borrowings or loan contracts.

Working Capital

The following table provides the information about our working capital at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016

Current Assets	$42,792,452	$35,529,801
Current Liabilities	5,446,706	6,538,024
Working Capital	$37,345,746	$28,991,777

The working capital increased by $8,353,969 or 28.81% from June 30, 2016 to March 31, 2017, primarily as a result of an increase in cash due to the net proceeds from our initial public offering during the nine months ended March 31, 2017. We believe that we currently have sufficient working capital to run our business.

As of March 31, 2017 and June 30, 2016, the other major component of our working capital is accounts receivable.

The accounts receivable, including accounts receivable from unconsolidated entities, as of March 31, 2017 were $12,188,124, an increase of approximately 119.52% from $5,552,242 as of June 30, 2016, mainly due to an increase of revenue receivable from Qingdao Shipping Services Association, Qingdao Cruise and Yacht Association and Qingdao ShiMeng Cruise Industrial Development Operation Management Co., Ltd. The turnover days of trade receivables were 93.8 days for the nine months ended March 31, 2017, compared to 64.0 days in the corresponding period last period. The average turnover days of accounts receivable in our industry is approximately 40 days. The increase in turnover days of trade receivables was due to the Company given a major customer a longer credit term based on the customer’s credit history and long-term relationship with the Company. In January 2017, the Company entered into an accounts receivable repayment plan with this customer, who agreed to pay RMB 2.0 million ($290,228 as of March 31, 2017) per month starting from March 2017, and accounts receivable from them will be paid off before December 31, 2017. As of March 31, 2017, approximately 58% of our outstanding account receivables were aged within 90 days, which was in compliance with our credit terms.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for a possible liability in the near future arising out of capital expenditures. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2017 and June 30, 2016, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2017 and 2016.

	For the nine months ended March 31,
	2017	2016

Net cash provided by (used in) operating activities	$(1,384,188)	$10,093,359
Net cash provided by (used in) investing activities	(1,688,837)	2,727,182
Net cash provided by (used in) financing activities	5,599,323	(516,172)
Effect of exchange rate changes on cash	(861,050)	(412,628)
Net increase in cash	1,665,248	11,891,741
Cash, beginning of period	22,009,374	6,056,105
Cash, end of period	$23,674,622	$17,947,846

Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2017 was approximately $1.4 million, consisting of net income of $6.2 million, income from equity method investments of $1.5 million as reconciled and net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of $6.9 million, reduction in inventory of $2.6 million and repayment in other payables of $1.5 million. Net cash provided by operating activities during the nine months ended March 31, 2016 was approximately $10.1 million, consisting of net income of $6.9 million and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of $1.3 million, reduction in inventory of $0.9 million and an increase in other payables of $0.6 million.

Investing Activities

For the nine months ended March 31, 2017, net cash used in investing activities amounted to $1,688,837 as compared to net cash provided by investing activities of $2,727,182 for the same period of 2016. The decrease in net cash provided by investing activities was primarily due to payments of deposit for business acquisition of approximately $2.1 million and payments of loans to third parties of $0.5 million, partially offset by collections on loans to related parties of $0.6 million and income received from investments in unconsolidated entities of $0.6 million during the nine months ended March 31, 2017. On December 10, 2016, in order to develop international market and e-commerce market for Luobuma products, the Company decided to acquire 51% of Tianjin Tajite E-Commerce Co., Ltd, a professional e-commerce company distributing Luobuma fabric commodities and Japanese elderly products.

Financing Activities

For the nine months ended March 31, 2017, net cash provided by financing activities amounted to $5.6 million, as opposed to net cash used in financing activities of $0.5 million for the same period of 2016. The increase of $6.1 million in net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $5.4 million for the nine months ended March 31, 2017.

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

•        Failure to record properly certain expenses associated with our initial public offering, which resulted in a need to restate a previous quarterly report on Form 10-Q for the quarter ended September 30, 2016.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (1)
3.2	Amended and Restated Bylaws of Shineco, Inc. (1)
4.1	Specimen Common Stock Share Certificate (2)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Press release dated May 15, 2017, titled “Shineco, Inc. Reports Third Quarter of 2017 Financial Results .”*

101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference to the Amendment No. 1 to Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on July 1, 2015.

(2)	Incorporated by reference to the Amendment No. 5 to Registration Statement on Form S-1 filed by the Company with the SEC on January 27, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: May 15, 2017	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

