Form 10-K
period 2017-06-30
SHINECO, INC.
filed 2017-10-13
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	June 30, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	__________________________________ to _________________________________

Commission File Number:	001-37776

SHINECO, INC.
(Exact name of issuer as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of 16,947,172 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $71,178,122 as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.2 per share, as reported on the Nasdaq Capital Market.

As of October 9, 2017, the registrant had 21,034,072 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2017

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

All references to “we,” “us,” “our,” “TYHT,” “Company,” “Registrant” or similar terms used in this report refer to Shineco, Inc., a Delaware corporation (“TYHT”), including its consolidated subsidiaries and variable interest entities (“VIE”), unless the context otherwise indicates.

ii

Part I

ITEM 1.	Business

General Overview

We are a Delaware holding company that uses our subsidiaries’ and variable interest entities’ vertically- and horizontally-integrated production, distribution and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

1. Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products. This segment is conducted through Ankang Longevity Group, which operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, China, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owns a factory specializing in decoction, which is the process by which solid materials are heated or boiled in order to extract liquids, and distributes decoction products to wholesalers and pharmaceutical companies around China. This segment accounted for approximately 39.4% of our revenues for the year ended June 30, 2017.

2. Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media). We currently cultivate and sell yew mainly to large group and corporate customers, but do not currently process yew into Chinese or Western medicines. This segment is conducted through the Company’s variable interest entities: the Zhisheng Group, which comprises the following Chinese companies participating in our yew tree business: Shineco Zhisheng (Beijing) Bio-Technology Co. (“Zhisheng Bio-Tech”), Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”), and Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). This segment accounted for approximately 49.8% of our revenues for the year ended June 30, 2017.

3. Developing and distributing specialized fabrics, textiles and other byproducts derived from an indigenous Chinese plant Apocynum Venetum, grown in the Xinjiang region of China, and known in Chinese as “Luobuma” or “bluish dogbane”. Our Luobuma products are specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. These products are predicated on centuries-old traditions of Eastern herbal remedies derived from the Luobuma raw material. This segment is channeled through the Company’s directly-owned subsidiary, Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). This segment accounted for approximately 10.8% of our revenues for the year ended June 30, 2017.

We primarily market our health and wellbeing-focused products in China. At present, we do not sell any of our products in the United States or Canada. China’s domestic pharmaceutical and healthcare products market is fast-growing but, in our opinion, underdeveloped. We believe China’s healthcare sector has the capacity to develop even further. From pharmaceuticals to medical products to general consumer health, China remains among the world’s most attractive markets, and by far the fastest-growing of all the large emerging ones. Driving this growth is China’s aging population, increased incidence of chronic diseases, and a material increase in investment from both domestic and foreign corporations. The growth also reflects the Chinese government’s focus on healthcare as both a social priority (as witnessed in its late 2000s healthcare reforms) and a strategic priority (as witnessed in the 12th five-year plan’s stated focus on growing the biomedical industry in the future).

History and Corporate Structure

Shineco, Inc. was incorporated under the laws of the State of Delaware on August 20, 1997 as Supcor, Inc. From 1997 to 2004, the Company’s only activities were organizational ones, directed at developing its business plan and raising initial capital. On December 30, 2004, the Company acquired all of the issued and outstanding shares of Tenet-Jove, a company organized under the laws of the People’s Republic of China on December 15, 2003 that operated in the fabrics and textile business, in exchange for restricted shares of Shineco’s common stock; as a result, Tenent-Jove became our wholly-owned subsidiary. At that point, the sole operating business of Tenet-Jove then became that of the Company. On June 9, 2005, we changed our name to Shineco, Inc.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) and owned 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tianzhuo, Tianhuihechuang and Tianxintongye became subsidiaries of Tenet-Jove.

On June 9, 2017, the Company and its subsidiary Tiankunrunze have entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement entered into on May 2, 2017 among the three parties, Tiankunrunze, Shineco and Biorefinery agreed to establish the ICAITR and each will own 45%, 35% and 20% of the equity interests of ICAITR, respectively. Shineco and Tiankunrunze will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming” as well as other resources.

As of June 30, 2017, Tenet-Jove, through a series of contractual relationships, effectively controls and manages:

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

The Company is also a majority shareholder of Tiankunrunze, Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tianjin Tenet Huatai”), and it owns 49% of Shaanxi Pharmacy Holding Group Ankang Longevity Pharmaceutical Co., Ltd. and Shaanxi Pharmacy Sunsimiao Drugstores Ankang Chain Co., Ltd. through a joint venture with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise.

Our current corporate structure as of June 30, 2017 is as follows:

On September 30, 2017, Tenet-Jove established Xinjiang Tianyitaihe Agriculture Development Co., Ltd. (“Tianyitaihe”) with registered capital of RMB 10.0 million ($1,502,652). On September 30, 2017, Tenet-Jove also established Xinjiang Tianyirunze Biotechnology Development Co., Ltd. (“Tianyirunze”) with registered capital of RMB 10.0 million ($1,502,652). Tianyitaihe and Tianyirunze became 100% owned subsidiaries of Tenet-Jove.

Contractual Arrangements with Ankang Longevity Group or Zhisheng Group and their Owners

We conduct our business through a combination of contractual arrangements with PRC operating companies and equity ownership of PRC subsidiaries. In most cases we have had to use contractual relationships because direct investment by foreign-owned companies like our Delaware company is prohibited or restricted. In other cases we have elected to  do so in spite of being permitted to own such operating company directly. Where we operate our business through such contractual relationships, we are subject to risks related to such operation.

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

Each Exclusive Business Cooperation Agreement shall remain in effect for ten years until it is extended or terminated by Tenet-Jove, which may be done unilaterally, except in the case of gross negligence or fraud, in which case the Controlled Companies may terminate the agreements. Tenet-Jove entered into an Exclusive Business Cooperation Agreement with Zhisheng Bio-Tech, Ankang Longevity Group, and Qingdao Zhihesheng on February 24, 2014, December 31, 2008, and May 24, 2012, respectively, and with each of Zhisheng Freight, Zhisheng Trade, and Zhisheng Agricultural on June 16, 2011.

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

The details of each business segment are described as follows:

Ankang Longevity Group

The companies of this segment, Ankang Longevity Group, operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, PRC, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. This group also processes more than 600 kinds of Chinese medicinal herbal products such as medicines for bone and joint pain, arthritis, respiratory infections and insomnia, and distribute such products through an established Chinese domestic sales and distribution network, including more than twenty pharmaceutical companies and more than fifty hospitals throughout China. Ankang Longevity Group has recently established a joint venture with a large state-owned domestic pharmacy chain group, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd.. As part of the joint venture, Ankang Longevity Group contributed 13 retail pharmacies— operating as Sunsimiao Pharmacies— to the joint venture while retaining 66 retail pharmacies whereby Ankang Longevity Group acts as a franchisor. We also provide evaluation and diagnostic services by on-site doctors at pharmacies to support and drive our Chinese medicine product sales. The operations of this segment are focused in the northwest region of Mainland China, particularly Shaanxi province. This segment accounts for approximately 40% of our revenues.

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

Zhisheng Group

The Company’s other VIEs, the Zhisheng Group, which includes Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural and Qingdao Zhihesheng, engage in the business of organic agricultural products, principally yew trees, as well as providing logistics services for all of the agricultural products we produce. Since 2013, this segment is focusing its efforts on the growing and cultivation of yew trees (taxus media), small evergreen trees that can be used for the production of anti-cancer medication as well as ornamental bonsai trees, which are known to have the effect of purifying indoor air quality. We currently cultivate and sell yew but do not currently process yew into Chinese or Western medicines. The entities composing the Zhisheng Group are currently focusing on researching, developing and cultivating organic produce, yew ecological products and other native plants. The operations of this segment are focused in the East region of Mainland China, principally Shandong Province, and in Beijing where we have newly developed over 100 acres of modern greenhouses for cultivating yew and other plants. This segment accounts for approximately 49.8% of our revenues.

Tenet-Jove

Through Tenet-Jove, the Company develops and distributes specialized textiles and health supplements derived from a native Chinese plant Apocynum venetum, grown in the Xinjiang region of China and known in Chinese as “Luobuma” or “bluish dogbane” and referred to herein as Luobuma. This plant has traditionally been used in China both internally and externally for centuries to treat high blood pressure, depression, dizziness, pain, insomnia, and other common ailments. The stems of Luobuma serve as raw material for fiber used in textile production, and the leaves serve as raw material for pharmaceutical drugs. This segment accounts for approximately 10.8% of our revenues.

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

Product Descriptions

Traditional Chinese Medicines

Our Ankang Longevity Group manufactures hundreds of Chinese medicinal herbal products and decoction pieces such as medicines for bone and joint pain, arthritis, respiratory infections, insomnia, as well as many other common ailments. We distribute such products through an established Chinese domestic sales and distribution network, including through more than twenty pharmaceutical wholesale companies and more than fifty hospitals throughout China, as well as through our own and cooperative retail pharmacies. In addition to distributing Chinese medicinal herbal products, we also distribute many popular Western medicines we purchase from outside parties through our wholesale and retail channels so that we can offer a good variety of products to meet customer demands. In the second quarter of 2013, this group entered the Pharmaceutical retailing industry through a joint venture with another large domestic pharmacy chain group, Shaanxi Pharmaceutical Group. Ankang’s main products include the following traditional Chinese medicines:

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

We believe that in three to five years at the earliest, the yew trees we are cultivating at present will begin to mature to a point where taxol extraction could be possible. We intend to invest in extraction equipment and facilities, as well as to increase planting and growing of yew trees.

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

Manufacturing and Production Facilities

We have formed strategic alliances with several certified knitting and clothing manufacturers throughout China in order to produce our Luobuma products. We assign them limited manufacturing jobs and require certain conditions, including protecting our proprietary techniques and meeting our rigid quality standards. We are in preliminary negotiations to build a new facility in Kuerle, Xinjiang Uyghur Autonomous Region, China to exploit our steam explosion Luobuma fiber production technology.

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

Ankang Longevity Group has an approximately 4,000 square meter production factory and an approximately 2,000 square meter production facility in Ankang City, Shaanxi Provice, China, which are used for production of decoction pieces.

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

To solve this technical challenge, in August 2006 we signed a technology development contract with the Institute of Process Engineering at the Chinese Academy of Science (the “Institute of Process Engineering”), one of China’s leading scientific institutes. Pursuant to our contract, we and the Institute of Process Engineering worked together to develop a high-pressure steam degumming process for the mass production of Luobuma fiber, as well as its byproducts, which was completed in 2008. A literal translation of the project name is “The Stream Steam Explosion Project.” Essentially, the project will develop a modern material engineering method of quickly blasting a large amount of high-pressure steam into a large container filled with raw Luobuma plants. The steam will remove the gum and sap and leave the fiber for use in textile production. The gum and sap and other Luobuma byproducts will be washed out with the steam and collected in a separate place for other uses.

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

Intellectual Property

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. Our subsidiary, Tenet-Jove, has currently obtained 18 trademark registrations at the China Trademark Office and applying for another seven trademarks covering various categories of the company’s products. As of June 30, 2017, we are not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

Patents

Currently, the Company holds a patent in the People’s Republic of China for Luobuma fiber yarn preparation and an application method (patent number: 201110429362.9), which serves as our core technology and its derivative applications for our Luobuma business.

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

All of these certified outlets operate independently, but they prominently display products mainly carrying our trade name “Tenethealth®”. These independent retailers sell our products as well as other products.

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our major distributors (i.e., our most frequently used distributors) and other independent sellers), as of June 30, 2017 are listed below:

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

In October 2012, the Company, through its VIEs, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), to invest RMB 14.5 million (approximately $2.4 million) into the Tiancang Systematic Warehousing Project (“Tiancang Project”) operated by Zhen’Ai Network in exchange for a 29% equity interest in this project upon completion. The Tiancang Project is an online platform aiming to provide comprehensive warehousing and logistic solutions for various companies’ e-commerce needs. The Company expects to increase its distribution channels through this platform as well as to benefit from boosting its own revenue by providing synergetic logistic and warehousing services using its existing facilities and a service team in the Eastern port city of Qingdao.

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

Our most prominent competitors in China’s textile products market are primarily large-scale textile companies, such as Luolai Home Textile Co., Fuanna Bedding and Furnishing Co., Ltd., Violet Home Textile Co., and Shuixing Home Textile Co., Ltd, as well as Bauerfeind Sports and Albert Medical, makers of protective clothing products similar to our protective clothing products. Our most prominent competitors in our pharmaceutical sales market include Ankang City Zhenning Chinese Medicine Decoction Pieces Co. Ltd. and Zhenping County Chinese Medicine Decoction Pieces Co. Ltd. Our most prominent competitors in China’s agricultural market are Beijing Jinfu Yinong Agricultural Technology Group Co., Ltd. for vegetables and other produce and Shenyang Xincheng Garden Engineering Co., Ltd. for yew trees. In the pharmaceutical sales market, we believe that our competitive position is strong because Shaanxi Pharmacy Holding in which Ankang Longevity Group has a 49% ownership stake, is a participant in the Ankang municipal government’s “Three Unities of Medicine” program, which is designed to facilitate the purchase, sale and delivery of pharmaceuticals. The “Three Unities of Medicine” program refers to “unified procurement price, unified selling price, and unified logistics”. This project is promoted by the Shaanxi Government to regulate the price of medicines in the local market. Under the program, the Shaanxi Pharmacy Holding joint venture directly sells medicines to local institutional purchasers, like hospitals; these institutional purchasers are only permitted to purchase pharmaceuticals from selected preferred providers. After a bidding process, Shaanxi Pharmacy Holding, along with other two companies, were selected by the Ankang municipal government as preferred providers under the program. However, Shaanxi Pharmacy Holding is entitled to cover all counties and districts of Ankang City, and the other two providers only cover portions of Ankang City. This program is valid until 2020, and the participants are subject to an ongoing review of their qualifications by the local pharmaceutical supervision authority every three years until 2020.

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

Numerous competitors nationwide, including Ankang City Zhenning Chinese Medicine Decoction Pieces Co. Ltd. and Zhenping County Chinese Medicine Decoction Pieces Co. Ltd., participate in the sale of Chinese medicinal herbs and Chinese medicine decoction pieces; among them are some high-profile and large-scale companies along with some companies that have huge production and storage capacity to influence the market price. Because we believe we are able to obtain early access to and to occupy natural resources for producing selenium Chinese herbal medicines, the Group is especially focusing on those products in order to gain market share.

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

Employees

As of June 30, 2017, we employed a total of 380 full-time and no part-time employees in the following functions.

Department	June 30, 2017
Senior Management	25
Human Resource & Administration	20
Finance	34
Research & Development	15
Production & Procurement	132
Sales & Marketing	154
Total	380

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2017, 2016, and 2015, we contributed approximately $139,736, $128,763, and $124,452, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

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

Property Description	Address	Rental/ownership Term	Space
Office—leased out to an unrelated third party—Tenet-Jove serves as the lessor.	Room B-3106, Jianwai SOHO, 39 East Middle Third Ring Road, Chaoyang District, Beijing	Company owns the property right	280 square meters

Office— Tenet-Jove serves as the lessee.	T5 1001,,Dazu Plaza,No.2, South of Ronghua Road , Yizhuang Economic and technological development zone, Beijing	3 years (October 1o, 2016 - October 9, 2019)	480.20 square meters

Office and Warehouse—Tianjin Tenet Huatai Technological Development Co., Ltd.	No.21, Huaming Da Road Road, Dongli District, Tianjin	3 months (September 17, 2017 - December 16, 2017)	1,800 square meters

Branch office—Xuzhou Branch, Beijing Tenet-Jove Technological Development Co., Ltd. (Office)	Room 412, Ximatai Commercial Building (N), One Xiangwang Road, Yunlong District, Xuzhou City Jiangsu Province	2 year (March 1, 2016- February 28, 2018)	119 square meters

Branch office—Xuzhou Branch, Beijing Tenet-Jove Technological Development Co., Ltd (Show room)	Room 402, Ximatai Commercial Building (N), One Xiangwang Road, Yunlong District, Xuzhou City Jiangsu Province	2 year (March 1, 2016- February 28, 2018)	51 square meters

Sales outlet—Xuzhou Branch, Beijing Tenet-Jove Technological Development Co., Ltd. (Warehouse)	Room 13-101, Jinpeng Community Fengming Road, Quanshan District, Xuzhou City Jiangsu Province	1 year (January 15, 2017-January 15, 2018)	150 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office); Yantai Zhisheng International Trade Co., Ltd.	766-43 Wangsha Road, Chengyang District, Qingdao City	5 years (March 1,2014- February 28, 2019)	234.16 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office); Yantai Zhisheng International Trade Co., Ltd.	766-43 Wangsha Road, Chengyang District, Qingdao City	5 years (March 1,2014- February 28, 2019)	234.16 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. (Farmland)	Qingfeng Community, Xifu Town Chengyang District, Qingdao City	8 years (October 1, 2013 - September 30, 2018)	282,141 square meters

Factory— Yantai Mouping District Zhisheng Agricultural Produce Cooperative	Gaoling Village, Muping District, Yantai City	30 years (April 27, 2011 - April 26, 2041)	13,333 square meters

Office— Ankang Longevity Pharmaceutical (Group) Co., Ltd.	31 Daqiao Road, Hanbin District, Ankang City	3 year (June 20, 2016 – June 19, 2019)	1,300 square meters

Warehouse— Ankang Longevity —Pharmaceutical Group Pharmaceutical Industry Co., Ltd. (Medicine Logistics Warehouse) (Construction of medicine logistics and warehouse project)	Chenjiagou Village, New City Office, Hanbin District, Ankang City	Company owns the property right	5,530 square meters

Office— Ankang Longevity Pharmaceutical Group Pharmaceutical Industry Co., Ltd.	Second floor, 31 Daqiao Road, Hanbin District, Ankang City	3 year (June 20, 2016 – June 19, 2019)	400 square meters

Dormitory— Ankang Longevity Pharmaceutical Group Chain Co. Ltd. (Land) (General)	15 East Xing’an Road, Ankang City	Company owns the property right	2,750 square meters

Office— Ankang Longevity Pharmaceutical Group Chain Co. Ltd. (Land) (Commercial land)	36 Shidi Street, Ankang City	Company owns the property right	1,543 square meters

Office— Ankang Longevity Pharmaceutical Group Chain Co. Ltd.	31 Daqiao Road, Hanbin District, Ankang City	3 year (June 20, 2016 – June 19, 2019)	500 square meters

Office— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Offices) (Land)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	1,733 square meters

Production facility— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Industrial use) (Land)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	33,545 square meters

Office— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Offices) (Buildings) (Mixed type, five-story)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	3,672 square meters

Production facility— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Industrial use) (Buildings) (Mixed type, one-story)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	3,596 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)	Mafang Town, Pinggu District, Beijing	18 years (August 31, 2012- August 31, 2030)	26,666 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)	South of Bridge, Jixiang Temple, Xiangnaixi Village, Cuigezhuang, Chaoyang District, Beijing	12 years (August 1, 2012- July 31, 2024)	73,333 square meters

Item 3.	Legal Proceedings

Other than ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company except as set forth below:

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleges that the Company breached the Agreement and seeks money damages up to $6 million. The Company believes that these claims are without merit and intends to vigorously defend itself.

Item 4.	Mine Safety Disclosures

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On September 27, 2016, we completed an initial public offering of 1,713,190 shares of common stock at a $4.50 offering price. Our common stock started trading on the NASDAQ Capital Market under the symbol of TYHT on September 28, 2016. As such, the high and low common stock sales prices per share were not available before September 28, 2016. Therefor the following table sets forth the high and low sales prices as reported on the NASDAQ Capital Market for each of the quarters in our last completed fiscal year. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2017	HIGH	LOW
First Quarter*	$34.88	$7.36
Second Quarter	$11.00	$3.39
Third Quarter	$5.29	$3.02
Fourth Quarter	$5.19	$2.90

*The high and low common stock sales prices per share covered during first quarter of fiscal year 2017 have only covered three days from September 28, 2016 to September 30, 2016 since they were not available before September 28, 2016.

Holders

As of October 9, 2017, there were 294 registered holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended June 30, 2017, the Company has not adopted any incentive plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below.

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the years ended June 30, 2017 and 2016 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Business Overview

Shineco, Inc. (the “Company”, “we”, “us” and “our”) was incorporated in the State of Delaware on August 20, 1997. On December 30, 2004, the Company acquired all of the issued and outstanding shares of Tenet-Jove, a PRC company, in exchange for our restricted shares of common stock. Consequently, Tenet-Jove became our 100% owned subsidiary and its operating business became that of the Company. Tenet-Jove was incorporated on December 15, 2003 under the laws of China and was officially granted the status of a Wholly Foreign-Owned Entity (“WFOE”) by Chinese authorities on July 14, 2006. This transaction was accounted for as a recapitalization. Tenet-Jove owns a 90% interest of Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements with Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group.” The contractual agreements include an Executive Business Cooperation Agreement, Timely Reporting Agreement, Equity Interest Pledge Agreement and Executive Option Agreement.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) and owned 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tianzhuo, Tianhuihechuang and Tianxintongye became subsidiaries of Tenet-Jove.

On June 9, 2017, the Company and its subsidiary Tiankunrunze have entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement entered into on May 2, 2017 among the three parties, Tiankunrunze, Shineco and Biorefinery agreed to establish the ICAITR and each will own 45%, 35% and 20% of the equity interests of ICAITR, respectively. Shineco and Tiankunrunze will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming” as well as other resources.

Pursuant to these agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to their business operations and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over the Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, the Zhisheng Group and Ankang Longevity are treated as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove. We carry out all of our business in China through our PRC subsidiaries, our VIEs and their subsidiaries. Currently, we operate three main business segments: (i) Tenet-Jove is engaged in manufacturing and selling of Luobuma and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, (iii) Ankang Longevity manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our Chinese medicinal herbal products and our agricultural products, will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. As of the date of this Report however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

Expansion of our sources of supply, production capacity and sales network - To meet the increasing demand for our products, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities, which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades. We also participate in two non-equity investment opportunities through a VIE, both of which we expect to provide us with new networks and platforms.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this Report.

Consolidation of Variable Interest Entities

In accordance with accounting standards regarding consolidation of VIEs, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs and their subsidiaries with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, accrued expenses and taxes payable and inventory reserves. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories

Inventories, which are stated at the lower of cost or current market value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Market is the lower of replacement cost or net realizable value. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development cost. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable.

Revenue Recognition

The Company recognizes revenue from sales of Luobuma products, Chinese medicinal herbal products and agricultural products, as well as providing logistic service and other processing services to external customers. The Company recognizes revenue when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenue, are considered to have been met as follows:

Sales of products: the Company recognizes revenue from the sale of products when the goods are delivered and title to the goods passes to the customer provided that there are no uncertainties regarding customer acceptance; persuasive evidence of the an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services is recognized upon the performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse; the service price is fixed or determinable; and collectability is deemed probable.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Results of Operations for the Years Ended June 30, 2017 and 2016

Overview

The following table summarizes our results of operations for the years ended June 30, 2017 and 2016:

	Years Ended June 30,		Variance
	2017	2016	Amount	%
Revenue	$33,592,337	$35,206,852	$(1,614,515)	(4.59)%
Cost of revenue	22,852,009	24,122,279	(1,270,270)	(5.27)%
Gross profit	10,740,328	11,084,573	(344,245)	(3.11)%
General and administrative expenses	1,813,402	1,988,101	(174,699)	(8.79)%
Selling expenses	1,480,855	1,755,264	(274,409)	(15.63)%
Income from operations	7,446,071	7,341,208	104,863	1.43%
Income from equity method investments	927,697	672,269	255,428	37.99%
Purchase rebate income	1,136,162	1,124,258	11,904	1.06%
Other income	348,181	197,390	150,791	76.39%
Interest income	14,171	135,404	(121,233)	(89.53)%
Income before income tax provision	9,872,282	9,470,529	401,753	4.24%
Provision for income taxes	1,252,637	1,177,707	74,930	6.36%
Net income	$8,619,645	$8,292,822	$326,823	3.94%
Comprehensive income attributable to Shineco Inc.	$7,216,601	$4,194,247	$3,022,354	72.06%

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

The following table sets forth the breakdown of our revenue for the years ended June 30, 2017 and 2016, respectively:

	Years Ended June 30,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$3,624,993	10.79%	$4,387,060	12.46%	$(762,067)	(17.37)%
Sales of Chinese medicinal herbal products	13,245,236	39.43%	14,031,955	39.86%	(786,719)	(5.61)%
Sales of other agricultural products	16,722,108	49.78%	16,787,837	47.68%	(65,729)	(0.39)%
Total Amount	$33,592,337	100.00%	$35,206,852	100.00%	$(1,614,515)	(4.59)%

For the years ended June 30, 2017 and 2016, revenue from sales of Luobuma products was $3,624,993 and $4,387,060, respectively, which represented a decrease of $762,067 or 17.37%. The decrease of revenue from this segment was due to decreased sales price and decreased sales volume of our Luobuma products. During the three months ended September 30, 2016, the Company focused on selling a portion of slow-moving products at cost, which resulted in less revenue recognized during that period. Moreover, the decrease of revenue from this segment was a result of relocation of online marketing platform and retail stores.

For the years ended June 30, 2017 and 2016, revenue from sales of Chinese medicinal herbal products was $13,245,236 and $14,031,955, respectively, representing a decrease of $786,719 or 5.61%. The decrease was mainly due to the depreciation of RMB against USD. The average translation rates for the years ended June 30, 2017 and 2016 were at 1 RMB to $0.1468 USD and at 1 RMB to $0.1555 USD, respectively, which represented a decrease of 5.60%.

For the years ended June 30, 2017 and 2016, revenue from sales of other agricultural products was $16,722,108 and $16,787,837, respectively, representing a decrease of $65,729 or 0.39%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Revenue from sales of other agricultural products increased to RMB 113,917,802 from RMB 107,961,055, an increase of 5.52%, mainly due to the increase in unit price of yew trees. Unit price of yew trees with different heights from 50 to 120 centimeters, increased by approximately 8.6% to 17.7% in November 2016. In addition, in the second quarter of 2017, we developed a new business line of storage, which contributed a small amount of revenue in the year ended June 30, 2017 compared to the corresponding period of 2016.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for the years ended June 30, 2017 and 2016, respectively:

	Years Ended June 30,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,695,938	7.42%	$1,974,182	8.18%	$(278,244)	(14.09)%
Sales of Chinese medicinal herbal products	10,124,063	44.30%	10,990,162	45.56%	(866,099)	(7.88)%
Sales of other agricultural products	10,956,034	47.95%	11,072,897	45.91%	(116,863)	(1.06)%
Business and sales related tax	75,974	0.33%	85,038	0.35%	(9,064)	(10.66)%
Total Amount	$22,852,009	100.00%	$24,122,279	100.00%	$(1,270,270)	(5.27)%

For the years ended June 30, 2017 and 2016, cost of revenue from sales of our Luobuma products was $1,695,938 and $1,974,182, respectively, representing a decrease of $278,244 or 14.09%. The decrease of cost of revenue was mainly due to decreased sales price and decreased sales volume of our Luobuma products. During the three months ended September 30, 2016, the Company focused on selling a portion of slow-moving products at cost, which resulted in the percentage of the decrease in cost of revenue was lower than the decrease in sales during this period.

For the years ended June 30, 2017 and 2016, cost of revenue from sales of Chinese medicinal herbal products was $10,124,063 and $10,990,162, respectively, representing a decrease of $866,099 or 7.88%. The decrease was mainly due to depreciation of RMB against USD. The average translation rates for the years ended June 30, 2017 and 2016 were at 1 RMB to $0.1468 USD and at 1 RMB to $0.1555 USD, respectively, which represented a decrease of 5.60%. Meanwhile, the Company changed its strategy to sell products with higher profit margins since the quarter ended March 31, 2017. As a result, the decrease in cost of revenue is higher than the decrease in revenue.

For the years ended June 30, 2017 and 2016, cost of revenue from sales of other agricultural products was $10,956,034 and $11,072,897, respectively, representing a slight decrease of $116,863 or 1.06%. The decrease was mainly due to the depreciation of RMB against USD as mentioned above. Cost of revenue from sales of other agricultural products increased to RMB 74,636,957 from RMB 71,208,803, an increase of 4.81%. The reason for the increase is since the second quarter of 2017, we developed a storage business line which has a relatively high cost compared with sales of our agricultural products.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for the years ended June 30, 2017 and 2016, respectively:

	Years Ended June 30,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,912,979	17.81%	$2,392,167	21.58%	$(479,188)	(20.03)%
Sales of Chinese medicinal herbal products	3,061,275	28.50%	2,977,466	26.86%	83,809	2.81%
Sales of other agricultural products	5,766,074	53.69%	5,714,940	51.56%	51,134	0.89%
Total Amount	$10,740,328	100.00%	$11,084,573	100.00%	$(344,245)	(3.11)%

Gross profit from Luobuma product sales decreased by $479,188 and gross profit contribution percentage decreased by 20.03% for the year ended June 30, 2017 as compared to the same period of 2016. The decrease in gross profit was primarily due to selling a portion of slow-moving products at cost, which resulted in percentage of decrease in gross profit higher than the percentage of decrease in sales. Meanwhile, the Company relocated online marketing platform and retail stores during the year ended June 30, 2017.

Gross profit from sales of Chinese medicinal herbal products increased by $83,809 or 2.81% for the year ended June 30, 2017 as compared to the same period of 2016. The increase was mainly because the Company changed its strategy to sell products with higher profit margins since the quarter ended March 31, 2017.

Gross profit from sales of other agricultural products increased by $51,134 for the year ended June 30, 2017 as compared to the same period of 2016. The increase was mainly due to the increased gross margin of yew tree products.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2017 and 2016, respectively:

	Years Ended June 30,				Variance
	2017	%	2016	%	Amount	%
General and administrative expenses	$1,813,402	55.05%	$1,988,101	53.11%	$(174,699)	(8.79)%
Selling expenses	1,480,855	44.95%	1,755,264	46.89%	(274,409)	(15.63)%
Total Amount	$3,294,257	100.00%	$3,743,365	100.00%	$(449,108)	(12.00)%

General and Administrative Expenses

For the year ended June 30, 2017, our general and administrative expenses were $1,813,402, representing a decrease of $174,699 or 8.79%, as compared to the same period of 2016. The decrease was primarily due to the recovery of allowance for doubtful accounts as a result of collection, partially offset by an increase in general and administrative expenses of our Shineco holding company of $1,048,829 for the years ended June 30, 2017 as compared to the same period of 2016. General and administrative expenses of Shineco were mainly composed of labor expenses and expenses related to our initial public offering, such as attorneys fees, consulting fees and auditing fees.

Selling Expenses

For the year ended June 30, 2017, our selling and distribution expenses were $1,480,855, representing a decrease of $274,409, or 15.63%, as compared to the same period of 2016. The decrease was primarily due to decreased advertising expenses, promotion expenses, and service fees of e-commerce websites, partially offset by increased rent expense of warehouses during the year ended June 30, 2017 compared to the same period of 2016.

Income  from Equity Method Investments

We are 49% participants in two joint ventures with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of $817,603 and $532,320 from these equity method investments for the years ended June 30, 2017 and 2016, respectively. The increase in net income was primarily due to higher net profit in the two joint ventures in the current period.

We invested RMB 14.5 million (approximately $2.1 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the years ended June 30, 2017 and 2016, we recorded investment  income of $110,094 and $139,949 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), pursuant to which the Investor makes a payment of $200,000 to the Investee in exchange for the right to acquire certain shares of the Investee’s common stock and preferred stock. For the year ended June 30, 2017, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the joint venture companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the year ended June 30, 2017, total income of $1,136,162 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $1,124,258 in the same period in 2016 due to the increase in purchases in the current period.

Interest Income, net

For the year ended June 30, 2017, our net interest income was $14,171 as compared to interest income of $135,404 in the same period of 2016. The significant decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of $86,355 and $233,588 was recognized on the loans for the years ended June 30, 2017 and 2016.

Provision for Income Taxes

For the years ended June 30, 2017 and 2016, the Company’s provision for income taxes increased by $74,930 or 6.36% to $1,252,637 for the year ended June 30, 2017 from $1,177,707 for the year ended June 30, 2016. The increase in the Company’s provision for income taxes was primarily due to increased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income increased by $326,823 or 3.94% for the year ended June 30, 2017 as compared to the same period of 2016. The increase in net income was primarily a result of the increase in income from equity method investments and other income.

Comprehensive Income

The comprehensive income was $7,348,609 for the year ended June 30, 2017, an increase of $3,047,143 from comprehensive income of $4,301,466 for the year ended June 30, 2016. After deduction of non-controlling interest, the comprehensive income attributable to the Company was $7,216,601 for the year ended June 30, 2017, compared to comprehensive income of $4,194,247 for the year ended June 30, 2016.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and our initial public offering, as well as from short-term loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 28, 2016, we completed the initial public offering of 1,713,190 shares of the Company’s common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. We intend to use 54%, 16%, 25% and 5% of the proceeds received from our IPO in expansion of high-pressure steam degumming proceed project, development of Ziyang County, China Chinese herbal medicine farm, processing plants project and development of e-commerce platform projects and working capital, respectively.

Management believes that our current cash, cash flows from current and future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2017 and 2016, we do not engage in any foreign currency borrowings or loan contracts.

Working Capital

The following table provides the information about our working capital at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016

Current Assets	$44,725,927	$35,051,236
Current Liabilities	5,031,048	6,538,024
Working Capital	$39,694,879	$28,513,212

The working capital increased by $11,181,667 or 39.22% at June 30, 2017 from June 30, 2016, primarily as a result of an increase in cash due to the net proceeds from our initial public offering during the year ended June 30, 2017. We believe that we currently have sufficient working capital to run our business.

As of June 30, 2017 and 2016, the other major component of our working capital is accounts receivable.

The   accounts receivable as of June 30, 2017 were $14,480,004, an increase of approximately 127.21% from $6,372,970 as of June 30, 2016, mainly due to an increase of revenue receivable from Qingdao Shipping Services Association, Qingdao Cruise and Yacht Association and Qingdao ShiMeng Cruise Industrial Development Operation Management Co., Ltd. The turnover days of trade receivables was 111.7 days for the year ended June 30, 2017, compared to 69.8 days in the corresponding period last period. The average turnover days of accounts receivable in our industry is approximately 40 days. The increase in turnover days of trade receivables was due to longer credit terms the Company gave to a major customer based on the customer’s credit history and long-term relationship with the Company. In January 2017, the Company entered into an accounts receivable repayment plan with this customer, who agreed to pay RMB 2.0 million ($295,098 as of June 30, 2017) per month starting from March 2017, and accounts receivable from them will be paid off before December 31, 2017.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of June 30, 2017 and J2016, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2017 and 2016.

	For the years ended June 30,
	2017	2016

Net cash provided by (used in) operating activities	$(2,744,136)	$13,290,365
Net cash provided by (used in) investing activities	(725,832)	3,952,681
Net cash provided by (used in) financing activities	5,383,975	(255,922)
Effect of exchange rate changes on cash	(768,830)	(1,033,855)
Net increase in cash	1,145,177	15,953,269
Cash, beginning of year	22,009,374	6,056,105
Cash, end of year	$23,154,551	$22,009,374

Operating Activities

Net cash used in operating activities during the year ended June 30, 2017 was approximately $2.7 million, consisting of net income of $8.6 million, income from equity method investments of $0.9 million and net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of $8.1 million, an increase in advances to suppliers of $2.3 million and repayment in other payables of $1.6 million, partially offset by reduction in inventory of $2.1 million. Net cash provided by operating activities during fiscal 2016 was approximately $13.3 million, consisting of net income of $8.3 million, net increase in noncash adjustments of $0.5 million and net changes in our operating assets and liabilities, which mainly included repayments from advances to suppliers of $1.2 million, reduction in inventory of $2.8 million, an increase of $1 million from other payables, partially offset by an increase in accounts receivable of $2.0 million.

Investing Activities

For the year ended June 30, 2017, net cash used in investing activities amounted to $725,832 as compared to net cash provided by investing activities of $3,952,681 for the same period of 2016. The decrease in net cash provided by investing activities was primarily due to payments of deposit for business acquisition of approximately $2.1 million, partially offset by collections on loans to related parties of $0.6 million and income received from investments in unconsolidated entities of $1.0 million during the year ended June 30, 2017. On December 10, 2016, in order to develop an international market and e-commerce market for Luobuma products, the Company acquired 51% of Tianjin Tajite E-Commerce Co., Ltd, a professional e-commerce company distributing Luobuma fabric commodities and Japanese health products to the elderly. In May, 2017, the Company amended the agreement that requires that Tianjin Tajite to satisfy certain preconditions related to product introductions into China. The Company hopes that the transaction will be consummated by December 31, 2017.

Financing Activities

For the year ended June 30, 2017, net cash provided by financing activities amounted to $5.4 million, as opposed to net cash used in financing activities of $0.3 million for the same period of 2016. The increase of $5.7 million in net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $5.4 million for the year ended June 30, 2017.

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2017. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2017, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2017:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer has limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

3.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2017. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we have started the second and third approaches, and we intend to continue to do the following:

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

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2017. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Role	Since

Yuying Zhang	64	Chair of the Board, Chief Executive Officer and Director	2011

Sai (Sam) Wang	31	Chief Financial Officer and Director	2015*

Jiping Chen	67	Director	2011

Ying (Teresa) Zhang	38	Director (Independent)	2014

Yajun Shi	39	Director (Independent)	2014

Leiger Yongmin Yang	40	Director (Independent)	2015

Hua Yang	46	Director (Independent)	2016

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

YuYing Zhang, age 64, has been Chairman of Shineco since 2011 and is the Chairman and CEO of the Company. He was the principal founder of Tenet-Jove, which was established in 1995 with his research and development of Luobuma functional fiber healthcare products. He has been the Chairman and CEO of Tenet-Jove since December 2003; under his leadership, the company has worked with more than 20 research institutions and enterprises and has obtained numerous national invention and new product patent rights for Luobuma product development. He also serves as a director in Tianjin Tenet Huatai Technological Development Co., Ltd. since 2003. From April 2014 to December 2014, he was the Chairman of the Board of Beijing Huiyin Ansheng Asset Management Co., Ltd. From 1995 to December 2003, he served as general manager of Tianjin Balas Technological Development Co., Ltd. Prior to starting Tenet-Jove in 1995, he was the deputy director at the Army Institute of Integrative Medicine. From 1991 to 1994, he was the Executive Director and Deputy General Manager at Shan Haidan Pharmaceutical Group, where he was responsible for strategic development planning and marketing. Mr. Zhang is a senior economist with a bachelor degree from China Central Radio and Television University in China. Mr. Zhang was chosen as director because his knowledge and extensive experience in research and development and management.

Sai (Sam) Wang, age 32, became our Chief Financial Officer in February 2015 and Director since 2016. Mr. Wang has worked for Shineco, Inc. since 2011 where he served as Financial Controller until his appointment as our Chief Financial Officer. Mr. Wang has been the supervisory director of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. since 2014. He serves as the General Manager of Qingdao Yinghuanhai International Logistics Co., Ltd. since 2012. Prior to joining Shineco, he worked for Citibank in Shenzhen from 2008 until 2011, where he served as Manager of Corporate Finance. Mr. Wang obtained a Masters in Commerce with a concentration in applied finance from The University of Queensland in 2010. In 2008, he received a bachelor’s degree in Accounting from Griffith University in Australia. Mr. Wang was chosen as a director because he has profound knowledge of our industry and he is experienced with our financial matters.

Jiping Chen, age 67, has been a director for Shineco since 2011. Mr. Chen has served as Chairman, General Manager and Legal Representative of Ankang Longevity Group since 2006. From 1985 to 1992, Mr. Chen worked at Ankang Longevity Group where he a marketing manager. He has also served as a supervisor of Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Management Co., Ltd. since 2015. Since 2014, he has been Executive Director of Ankang Longevity Pharmaceutical (Group) Ziyang Longevity Traditional Chinese Medicine Materials Planting Co., Ltd. Since 2011 he has served as a supervisor of Ankang Longevity Real Estate Development Co., Ltd. He has also served as the Chairman of Board and General Manager of Ankang Longevity Pharmaceutical Group Pharmaceutical Industry Co., Ltd. since 2008. During 2008 to 2014, he served as a director of Ankang Longevity Pharmaceutical Group Breeding and Planting Co., Ltd. Since 2004, he has been the legal representative and Chairman of Board of Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. He serves as legal representative and General Manager of Ankang Longevity Pharmaceutical Group Chain Co., Ltd. since 2003. Since 2002, Mr. Chen has been the Chairman of Board and General Manager of Ankang Longevity Pharmaceutical Group Purchasing Station Co., Ltd. From February 1975 to September 1985, Mr. Chen worked at the Ankang Area Public Bus Company where he served as company staff. From February 1973 to January 1975, he worked for Ankang County. Mr. Chen completed his three-year college education in Chinese Traditional Medicine major in Shannxi College of Chinese Traditional Medicine in 1997. Mr. Chen was chosen as director because of his experience in the traditional Chinese medicine business and his familiarity with Ankang Longevity Group’s operations.

Ying (Teresa) Zhang, age 38, has been a director for Shineco since October 2014. From 2014 to July 2016, she served as the director in Beijing Huiyin Ansheng Assets Management Co., Ltd., which is a related party to Shineco. Since October 2010, Ms. Zhang has served as a director for Mixbox Co. Ltd., an international chain store management company. From January 2010 through December 2010 she served as the chief financial officer and a director of Cleantech Solutions International, Inc., a U.S. public company (NASDAQ: CLNT) that manufactures wind power equipment in China. Ms. Zhang has served as a director in Shiqiao (Tianjin) Investment Consulting Co., Ltd. since 2009. Ms. Zhang was chosen to serve as a member of the board of directors because of her experience with U.S. GAAP, as well as her extensive prior work experience and educational background in the accounting field. Ms. Zhang was previously an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010, where she provided auditing services to China-based companies. From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, a trade organization, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing. None of these companies that Ms. Zhang worked with is related to or affiliated with us. Ms. Zhang is a certified practicing accountant in Australia. She received a bachelor degree in international accounting from Renmin University in China in 1996 and a master’s degree in accounting from Macquarie University in Australia in 2005.

Yajun Shi, age 39, has been a director for Shineco since October 2014. He is an associate professor and supervisor of postgraduate education at Shaanxi University of Chinese Medicine, is currently the vice president of the College of Pharmacy of Shaanxi University of Chinese Medicine, and is the director of instrument center and committee member of the Traditional Chinese Medicine Chinese Drugs Pharmaceutics Association. Mr. Shi graduated from Shaanxi University of Chinese Medicine in June 1999 with a doctor degree, and has been engaging in new medicine development successively in The Fourth Military Medical University, the Pharmaceutical Research Institute and Shaanxi Tiansen Medicine Development Company. In July 2003, Mr. Shi received Master’s Degree from the College of Pharmacy of Shaanxi University of Chinese Medicine. In June 2012, Mr. Shi received Doctor of Medicine degree (M.D.) from Chengdu University of Traditional Chinese Medicine where he specialized in traditional Chinese medicine preparation. Mr. Shi’s major research efforts are focused on traditional Chinese medicine and health products, focusing on the basic study and application of a Chinese medicine nasal drug application system, the study of traditional Chinese medicine powder characterization, and the modification and the adaptability, as well as the research and development of, healthy foods. Mr. Shi has published more than 40 academic papers, and compiled and published six professional books. Mr. Shi was chosen as a director because of his extensive knowledge and research of traditional Chinese medicines.

Leiger Yongmin Yang, age 40, has been a director for Shineco since January 2015. He has served as a director in Beijing Lanzhong Time Internet Science and Technology Co., Ltd. since 2014. Mr. Yang founded in 2012 China Offshore Financial Group (COFG), a professional offshore financial services provider, focused on financial services for private equity and venture capital firms, outbound and inbound investments, international trading, family trusts, and tax planning. Prior to founding COFG, Yang served as the General Manager of Offshore Incorporations Limited Group & Vistra Group (OV Group) beginning in 2010. The OV Group focuses on the formation and maintenance of offshore companies, fund formation and fund administration, immigration and trust services. Mr. Yang has also worked as Chief Editor of the Chinese Asian Venture Capital Journal since 2006, where he is responsible for content of the weekly Chinese Asian Venture Capital Journal. From 2003 to 2011, he was the director of Zhiyuan Rongtong Investment Management Consulting (Beijing) Co., Ltd. Mr. Yang has spent the major part of his career in the private equity and venture capital sectors. Yang holds a Bachelor of Journalism degree from Jilin University in China. He was chosen as a director because of his hands-on experience in the private equity and venture capital sectors and his strong network with leading venture capital and private equity firms, law firms, accounting firms and banks in China.

Hua Yang, age 46, has been a director for Shineco since 2016. Ms. Yang has been a Partner and attorney in Grandall Law Firm in Beijing since March 2007. From 2006 to 2011, she served as a director of Beijing Shichen International Consulting Co., Ltd. Her practice area covers Corporation Law, foreign investments, international litigations and arbitrations. She provides services in the industries including civil aviation, agriculture biotechnology and nuclear power. From 2001 to 2007, Ms. Yang was a lawyer in Beijing Weiheng Law Firm. She was also a visiting attorney for Canada Fraser Milner Casgrain LLP and Pothier Delisle Law Office during 2002 to 2003. Before that, she was the Legal Manager of Weihai International Trust and Investment Corporation during 1995 to 1999. Ms. Yang received her degree of Master of Laws in Indiana University in 2006. She also graduated from Renmin University of China with a degree of Master of Laws in 2001. She obtained a Bachelor’s degree of Laws from Northwest University of Political Science and Law in 1995 in China. We have chosen Ms. Yang to serve as a director because of the perspective she brings to legal matters in China and her rich experience in Corporate Law and foreign investments.

Identification of Significant Employees

We do not have employees who are not executive officers, but who are expected to make significant contributions to our business.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Board of Directors and Board Committees

Our board of directors currently consists of seven directors, four of whom — Ying (Teresa) Zhang, Yajun Shi, Leiger Yongmin Yang and Hua Yang — are independent, as such term is defined by The NASDAQ Capital Market.

Mr. Yuying Zhang currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Mr. Zhang simply holds both positions at this time.

The Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides us with a single leader who represents us to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent director. This structure creates efficacy in the preparation of the meeting agendas and related Board materials as our Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to our overall daily operations. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that we have benefited from this structure, and Ms. Zhang's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

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

Director	Audit Committee	Compensation Committee	Nominating Committee
Ying (Teresa) Zhang	(1)(2)(3)	(1)	(1)

Hua Yang	(1)		(1)(2)

Leiger Yongmin Yang	(1)	(1)

Yajun Shi		(1)(2)	(1)

(1)	Committee member

(2)	Committee chair

(3)	Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Ying (Teresa) Zhang.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2017.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our code of ethics to any person who requests a copy in writing to the Secretary of the Company, including the e-mail address or facsimile number of the requesting party. Any written requests should be mailed to us at Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China.

Item 11.	Executive Compensation

The following table shows the annual compensation paid by us for the years ended June 30, 2017 and 2016 to YuYing Zhang, our principal executive officer. We are required to include the compensation of our CEO, regardless of his compensation, however none of our executive officers receive annual compensation exceeding $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)		Total ($)

YuYing Zhang (CEO) (1)	2017	120,000	-	-	-	18,180	(2)	138,180
	2016	38,709	-	-	-	14,567	(2)	53,276

(1)	Salaries were paid in RMB.

(2)	Mr. Zhang receives monthly payments for rent for his personal home and parking.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2017.

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

Director Compensation

During the year ended June 30, 2017, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2017. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
YuYing Zhang	10,000	—	—	—	—	—	10,000
Sai (Sam) Wang	10,000	—	—	—	—	—	10,000
Jiping Chen	10,000	—	—	—	—	—	10,000
Ying (Teresa) Zhang	10,000	—	—	—	—	—	10,000
Yajun Shi	10,000	—	—	—	—	—	10,000
Leiger Yongmin Yang	10,000	—	—	—	—	—	10,000
Hua Yang	10,000	—	—	—	—	—	10,000

(1)	All cash compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate at 1 RMB to 0.1475 USD.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of October 9, 2017, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership		Percent (%) of Class
Yuying Zhang	common	2,021,158	(1)	9.61%
Sai (Sam) Wang	common	749,645		3.564%
Jiping Chen	common	2,194,115		10.431%
Ying (Teresa) Zhang	common	-		-
Leiger Leiger Yongmin Yang	common	-		-
Hua Yang	common	-		-
Yajun Shi	common	-		-

All Officers and Directors as a Group (7 total)	common	4,964,918		23.61%

5% Shareholders Not Mentioned Above:
Xiaoyan Chen	common	1,088,067		5.173%
Qiwei Wang	common	1,109,908		5.277%

(1)	Includes 878,018 shares owned by Min Zhao, the wife of YuYing Zhang. By virtue of this relationship, each of Ms. Zhao and Mr. Zhang may be deemed to share beneficial ownership of the shares of our company held by each of them. Mr. Zhang disclaims beneficial ownership of these shares.

Item 13.	Certain Relationships and Related Transactions

REVIEW, APPROVAL OR RATIFICATION OF RELATED PARTY TRANSACTIONS

 Our audit committee is responsible for reviewing and approving all related party transactions that are required to be disclosed under the applicable rules of the SEC and NASDAQ, when appropriate, and authorizing or ratifying all such transactions in accordance with written policies and procedures established by our board of directors from time to time.  The audit committee may approve or ratify related party transaction only if it determines in good faith that under all the circumstances, the transaction is fair to us.

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

TRANSACTIONS

Members of the current management team are the owners of the VIEs in the PRC. (For additional details regarding the structure and ownership of our VIEs, please refer to Item 1 “Business”.)

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing, except for the advance to Xinyang Yifangyuan Garden Technology Co., Ltd., which had fixed monthly interest rate of 4.17% until it was paid in full in December 2016.

As of June 30, 2017, the outstanding amounts due from related parties consist of the following:

June 30, 2017

Yang Bin	147,550
Zhang Xin	91,480
Chang Song	73,037
Zhang Xinyu	61,441
Zhang Hua	28,034
Beijing Huiyinansheng Asset Management Co., Ltd	22,132
Zhang Yuying*	15,567
Wang Qiwei	8,117
Tian Shuangpeng	1,475
$448,833

* The sum of $15,567 was a business advance to Mr. Zhang for setting up new subsidiary in Xinjiang Autonomous Region.

DUE TO RELATED PARTIES

As of June 30, 2017, the Company had related party payables of $257,880, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

June 30, 2017

Yang Wu (1)	94,505
Sai (Sam) WangSai (Sam) Wang (2)	71,942
Min Zhao (3)	91,433
$257,880

(1)	Yang Wu is the wife of Yin Weixing, one of our Directors.

(2)	Sai (Sam) WangSai (Sam) Wang is our Chief Financial Officer and Director.

(3)	Min Zhao is the wife of Yuying Zhang, our Chief Executive Officer and Chair of the Board.

SALES TO RELATED PARTIES

For the year ended June 30, 2017, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of $3,038,195. As of June 30, 2017, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was $2,205,453.

RELATED SHORT-TERM LOANS

Lender	June 30, 2017	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a	295,098	2017-10-16	5.22%
Agricultural Bank of China-b	442,647	2017-11-15	5.22%
Total	$737,745

The loans outstanding were guaranteed by the following properties, entities or individuals:

a. Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

b. Guaranteed by a third-party company and Jiping Chen, a shareholder of the Company.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Wei Wei & Co., LLP and Friedman LLP, our independent accountants, respectively, for the fiscal year ended June 30, 2017 and 2016:

	Fiscal Year Ended June 30,
	2017	2016
Audit Fees(1)	$300,000	$300,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$300,000	$300,000

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

(1) Financial Statements

The following consolidated financial statements for the years ended June 30, 2017 and 2016 are included in Part II, Item 8 of this Report:

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

(3) Exhibits

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1†	Certificate of Incorporation of Shineco, Inc. (1)

3.2†	Amended and Restated Bylaws of Shineco, Inc.(1)

4.1†	Specimen Common Stock Share Certificate (3)

4.2†	2016 Share Incentive Plan (2)

10.1†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.2†	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (1)

10.3†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.4†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.5†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.6†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.7†	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.8†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.9†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.10†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.11†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.12†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (1)

10.13†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.14†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.15†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.16†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.17†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.18†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.19†	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.20†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.21†	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.22†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (1)

10.23†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.24†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.25†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)

10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)

10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)

10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)

10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)

10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)

10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)

10.60†	Form of Independent Director Engagement Letter (2)

10.61†	2016 Share Incentive Plan (included in Exhibit 4.2) (2)

14.1†	Code of Ethics of the Company. (2)

21.1†	List of subsidiaries of the Company. (1)

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803).

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: October 13, 2017	By:	/s/ YuYing Zhang
YuYing Zhang
Chief Executive Officer

Date: October 13, 2017	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ YuYing Zhang	Chief Executive Officer and Director	October 13 , 2017
YuYing Zhang	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	October 13 , 2017
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Jiping Chen	Director	October 13 , 2017
Jiping Chen

/s/ Ying (Teresa) Zhang	Director	October 13 , 2017
Ying (Teresa) Zhang

/s/ Yajun Shi	Director	October 13 , 2017
Yajun Shi

/s/ Leiger Yongmin Yang	Director	October 13 , 2017
Leiger Yongmin Yang

/s/ Hua Yang	Director	October 13 , 2017
Hua Yang

SHINECO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017 AND 2016

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

SHINECO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shineco, Inc.

We have audited the accompanying consolidated balance sheet of Shineco, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei Wei & Co., LLP

Flushing, New York

October 13, 2017

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$23,154,551	$22,009,374
Accounts receivable, net	14,480,004	6,372,970
Due from related parties	448,833	850,707
Inventories	2,346,273	4,608,179
Advances to suppliers, net	2,396,123	53,024
Loans to third parties, net	830,090	560,234
Other receivables, net	535,700	463,361
Short-term deposit	158,894	100,270
Prepaid expenses	375,459	33,117
TOTAL CURRENT ASSETS	44,725,927	35,051,236

Property and equipment at cost, net of accumulated depreciation and amortization	10,320,396	11,035,199
Land use right, net of accumulated amortization	1,346,631	1,408,765
Investments	5,695,080	4,766,847
Deposit for business acquisition	2,065,686	-
Long-term deposit and other noncurrent assets	112,883	120,357
Prepaid leases	3,784,533	4,338,892
Deferred tax assets	233,834	327,492
TOTAL ASSETS	$68,284,970	$57,048,788

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,663,628	$2,745,945
Accounts payable	158,068	259,803
Advances from customers	5,439	9,597
Due to related parties	257,880	244,915
Other payables and accrued expenses	337,107	1,999,622
Taxes payable	1,608,926	1,278,142
TOTAL LIABILITIES	5,031,048	6,538,024

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 21,034,072 and 19,320,882 shares issued and outstanding at June 30, 2017 and 2016	21,034	19,321
Additional paid-in capital	22,737,302	17,344,466
Statutory reserve	3,484,449	3,242,139
Retained earnings	39,064,743	30,837,399
Accumulated other comprehensive loss	(3,140,982)	(1,887,929)
Total Stockholders' equity of Shineco, Inc.	62,166,546	49,555,396
Non-controlling interest	1,087,376	955,368
TOTAL EQUITY	63,253,922	50,510,764

TOTAL LIABILITIES AND EQUITY	$68,284,970	$57,048,788

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2017	2016

REVENUE	$33,592,337	$35,206,852

COST OF REVENUE
Cost of product and services	22,776,035	24,037,241
Business and sales related tax	75,974	85,038
Total cost of revenue	22,852,009	24,122,279

GROSS PROFIT	10,740,328	11,084,573

OPERATING EXPENSES
General and administrative expenses	1,813,402	1,988,101
Selling expenses	1,480,855	1,755,264
Total operating expenses	3,294,257	3,743,365

INCOME FROM OPERATIONS	7,446,071	7,341,208

OTHER INCOME
Income from equity method investments	927,697	672,269
Purchase rebate income	1,136,162	1,124,258
Other income	348,181	197,390
Interest income, net	14,171	135,404
Total other income	2,426,211	2,129,321

INCOME BEFORE PROVISION FOR INCOME TAXES	9,872,282	9,470,529

PROVISION FOR INCOME TAXES	1,252,637	1,177,707

NET INCOME	8,619,645	8,292,822

Less: net income attributable to non-controlling interest	149,991	155,926

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$8,469,654	$8,136,896

COMPREHENSIVE INCOME
Net income	$8,619,645	$8,292,822
Other comprehensive loss: foreign currency translation loss	(1,271,036)	(3,991,356)
Total comprehensive income	7,348,609	4,301,466
Less: comprehensive income attributable to non-controlling interest	132,008	107,219

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$7,216,601	$4,194,247

Weighted average number of shares basic and diluted	20,616,335	19,320,882

Basic and diluted earnings per common share	$0.41	$0.42

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

						ACCUMULATED
						OTHER	NON-
	COMMON STOCK		ADDITIONAL	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING
	SHARES	AMOUNT	PAID-IN CAPITAL	RESERVE	EARNINGS	INCOME (LOSS)	INTEREST	TOTAL EQUITY

Balance at June 30, 2015	19,320,882	$19,321	$17,344,466	$2,924,921	$23,017,721	$2,054,720	$848,149	$46,209,298

Net income for the year					8,136,896		155,926	8,292,822
Appropriation of statutory reserve				317,218	(317,218)			-
Foreign currency translation loss						(3,942,649)	(48,707)	(3,991,356)
Balance at June 30, 2016	19,320,882	19,321	17,344,466	3,242,139	30,837,399	(1,887,929)	955,368	50,510,764

Stock issuance	1,713,190	1,713	5,392,836					5,394,549
Net income for the year					8,469,654		149,991	8,619,645
Appropriation of statutory reserve				242,310	(242,310)			-
Foreign currency translation loss						(1,253,053)	(17,983)	(1,271,036)
Balance at June 30, 2017	21,034,072	$21,034	$22,737,302	$3,484,449	$39,064,743	$(3,140,982)	$1,087,376	$63,253,922

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,619,645	$8,292,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	575,196	871,099
Gain from disposal of property and equipment	(8,063)	-
(Recovery of) provision for doubtful accounts	(342,041)	324,515
Increase in inventory reserve	37,292	290,515
Deferred tax provision (benefit)	86,780	(120,765)
Income from equity method investments	(927,697)	(672,269)
Interest income from loans to related parties	(86,355)	-
Gain on disposal of investment	-	(233,249)

Changes in operating assets and liabilities:
Accounts receivable	(8,136,668)	(1,980,619)
Advances to suppliers	(2,339,757)	1,249,897
Inventories	2,122,982	2,834,739
Other receivables	(72,891)	172,176
Prepaid expense and other assets	(401,755)	135,528
Due from related parties	(976,937)	246,026
Prepaid leases	466,759	495,122
Accounts payable	(96,137)	105,382
Advances from customers	(3,950)	(21,266)
Other payables	(1,614,992)	1,008,132
Taxes payable	354,453	292,580
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,744,136)	13,290,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(49,863)	(498,772)
Proceeds from disposal of property and equipment	17,688	-
Proceeds from withdrawal of investments	-	466,497
Repayments of loans from third parties	4,839	189,275
Repayments of loans from related parties	565,739	1,366,787
Income received from investments in unconsolidated entities	990,839	2,428,894
Deposit for business acquisition	(2,055,074)	-
Deposit for potential investment	(200,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(725,832)	3,952,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,673,064	3,148,077
Repayment of short-term loans	(2,701,321)	(3,526,423)
Proceeds from initial public offering, net of offering costs	5,394,549	-
Proceeds from advances from related parties	17,683	122,424
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,383,975	(255,922)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(768,830)	(1,033,855)

NET INCREASE IN CASH	1,145,177	15,953,269

CASH - Beginning of the Year	22,009,374	6,056,105

CASH - End of the Year	$23,154,551	$22,009,374

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$845,792	$991,599
Cash paid for interest	$150,175	$366,844

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
Long-term investment converted to fixed assets	$-	$6,219,960

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements with Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group”. The contractual agreements include an Executive Business Cooperation Agreement, Timely Reporting Agreement, Equity Interest Pledge Agreement and Executive Option Agreement.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) and owned 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tianzhuo, Tianhuihechuang and Tianxintongye became subsidiaries of Tenet-Jove.

On June 9, 2017, the Company and its subsidiary Tiankunrunze have entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement entered into on May 2, 2017 among the three parties, Tiankunrunze, Shineco and Biorefinery agreed to establish the ICAITR and each will own 45%, 35% and 20% of the equity interests of ICAITR, respectively. Shineco and Tiankunrunze will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming” as well as other resources.

Pursuant to the above agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to their business operations and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over the Zhisheng Group and Ankang Longevity Group. Therefore, the Zhisheng Group and Ankang Longevity Group are treated as Variable Interest Entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

Shineco, Inc.
Notes to Consolidated Financial Statements

Since Shineco is effectively controlled by the majority shareholders of the Zhisheng Group and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and its VIEs, the Zhisheng Group and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove and its VIEs are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Tenet-Jove and its VIEs had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

The Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in planting, manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; 2) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group manufactures  traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries and VIE’s subsidiaries. All intercompany transactions have been eliminated.

Consolidation of Variable Interest Entities

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs and their subsidiaries with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2017	June 30, 2016

Current assets	$40,584,817	$30,081,643
Plant and equipment, net	8,958,282	9,595,357
Other noncurrent assets	10,707,344	10,615,197
Total assets	60,250,443	50,292,197
Total liabilities	(4,662,387)	(4,398,424)
Net assets	$55,588,056	$45,893,773

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income (loss) of these entities are reported separately in the consolidated statements of income and comprehensive income.

Shineco, Inc.
Notes to Consolidated Financial Statements

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, this may not be indicative of future results.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, accrued expenses, taxes payable and inventory reserves. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from sales of Luobuma products, Chinese medicinal herbal products and agricultural products, as well as providing logistic service and other processing services to external customers. The Company recognizes revenue when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenue, are considered to have been met as follows:

Sales of products: The Company recognizes revenue from the sale of products when the goods are delivered and title to the goods passes to the customer provided that there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services is recognized upon the performance of services as stipulated in the underlying contract or when commodities are being released from the customer’s warehouse; the service price is fixed or determinable; and collectability is deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured. As of June 30, 2017 and 2016, the Company had no cash equivalents.

Shineco, Inc.
Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. As of June 30, 2017 and 2016, the allowance for doubtful accounts was $48,450 and $103,968, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories

Inventories, which are stated at the lower of cost or current market value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (FIFO) method. Market is the lower of replacement cost or net realizable value. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable.

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2017 and 2016, the Company had an allowance for uncollectible advances to suppliers of $17,618 and $10,118, respectively.

Loans to Third Parties

Loans to third parties consist of various cash advances to unrelated companies and individuals, with whom the Company has business relationships. The loans are due within one year with no interest. Loans to third parties are reviewed periodically as to whether their carrying values remain realizable.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value, if any, over an asset’s estimated useful life. Farmland leasehold improvements are amortized over the shorter of lease term or estimated useful lives of the underlying assets. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated useful lives

Buildings	20-50 years
Machinery equipment	5-10 years
Motor vehicles	5-10 years
Office equipment	5-10 years
Farmland leasehold improvements	12-18 years

Shineco, Inc.
Notes to Consolidated Financial Statements

Land Use Rights

According to the Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. In accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights which are usually prepaid, are stated at cost less accumulated amortization. Amortization is provided over the respective useful lives, using the straight-line method. The estimated useful life is 50 years, based on the term of the land use rights.

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the years ended June 30, 2017 and 2016, the Company did not recognize any impairment of its long-lived assets.

Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Shineco, Inc.
Notes to Consolidated Financial Statements

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at June 30, 2017 and 2016. The Company has not provided deferred taxes of undistributed earnings of non-U.S. subsidiaries at June 30, 2017, as it is the Company's policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2014 and after. As of June 30, 2017, the tax years ended June 30, 2007 through June 30, 2017 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company recorded a VAT payable or VAT receivable in the accompanying consolidated financial statements.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency of Renminbi (“RMB”), the currency of the PRC.

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive (loss).

The balance sheet amounts, with the exception of equity, at June 30, 2017 and 2016 were translated at 1 RMB to 0.1475 USD and at 1 RMB to 0.1505 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the years ended June 30, 2017 and 2016 were at 1 RMB to 0.1468 USD and at 1 RMB to 0.1555 USD, respectively.

Comprehensive Income (Loss)

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

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

Shineco, Inc.
Notes to Consolidated Financial Statements

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended June 30, 2017 and 2016.

New Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification and presentation of debt issuance costs by presenting them in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the pending adoption of the new standard on our financial statements.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

Shineco, Inc.
Notes to Consolidated Financial Statements

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. The Company is currently evaluating the potential effects on the Company’s financial statements, if any.

In August 2016, the FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB has issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company expects that the adoption of this ASU would not have any impact on the Company’s consolidated financial statements as there are no interests held through related parties that are under common control.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

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

Shineco, Inc.
Notes to Consolidated Financial Statements

NOTE 3- INVENTORIES

The inventories consist of the following:

	June 30, 2017	June 30, 2016

Raw materials	$1,167,553	$842,559
Work-in-process	672,966	3,230,729
Finished goods	1,346,437	1,354,176
Less: inventory reserve	(840,683)	(819,285)
Total	$2,346,273	$4,608,179

Work-in-process includes direct costs such as seed selection, fertilizer, labor cost and subcontractor fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of the prepayment of the farmland lease fees and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to harvested crop costs when they are sold.

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2017	June 30, 2016

Buildings	$10,516,245	$10,726,872
Building improvements	51,797	52,834
Machinery and equipment	474,888	443,846
Motor vehicles	48,651	231,434
Construction in progress	442,646	451,512
Office equipment	153,836	208,022
Farmland leasehold improvements	3,102,803	3,164,943
	14,790,866	15,279,463
Less: accumulated depreciation and amortization	(4,470,470)	(4,244,264)
Property, plant and equipment, net	$10,320,396	$11,035,199

Depreciation and amortization expense charged to operations was $535,806 and $831,057 for the years ended June 30, 2017 and 2016, respectively.

Farmland leasehold improvements consist of following:

	June 30, 2017	June 30, 2016

Blueberry farmland leasehold reconstruction	$2,383,711	$2,431,450
Yew tree planting base reconstruction	267,064	272,412
Greenhouse renovation	452,028	461,081
Total farmland leasehold improvements	$3,102,803	$3,164,943

Shineco, Inc.
Notes to Consolidated Financial Statements

NOTE 5- LAND USE RIGHTS

Land use rights are recognized at cost less accumulated amortization. According to the Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. However, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants the user a “land use right” (the “Right”) to use the land. The Company has the Right to use the land for 50 years and amortizes the rights on a straight-line basis over the period of 50 years.

	June 30, 2017	June 30, 2016

Land use rights	$1,641,181	$1,674,053
Less: accumulated amortization	(294,550)	(265,288)
Land use rights, net	$1,346,631	$1,408,765

For the years ended June 30, 2017 and 2016, the Company recognized amortization expense of $39,390 and $40,042, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending June 30:

2018	$32,824
2019	32,824
2020	32,824
2021	32,824
2022	32,824
Thereafter	1,182,511
Total	$1,346,631

NOTE 6 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.0 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new joint venture companies. These two joint ventures are formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of $817,603 and $532,320 for the years ended June 30, 2017 and 2016, respectively, from the investments, which was included in “Income from equity method investments” in the consolidated statements of income and comprehensive income.

Shineco, Inc.
Notes to Consolidated Financial Statements

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group . According to the supplemental agreement, the new joint-venture companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the years ended June 30, 2017 and 2016, a total of $1,136,162 and $1,124,258 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the joint ventures, respectively.

On  each of April 6, 2013 and June 2, 2013, Tenet-Jove entity invested RMB 1.5 million each (approximately $0.22 million) into two new companies: Nanjing Kang Tian Yi Dressing & Adornment Co., Ltd (“Nanjing Kangtianyi”) and Tianjin Ou Feng Biotechnology Co., Ltd (“Tianjin Ou’Feng”), to obtain non-controlling interests of 30% and 40%. Both companies have not been able to generate profits. Tianjin Ou’Feng has gone out of business as of June 30, 2015. As a result, the Company recorded impairment of $244,350 on these investments in unconsolidated entities for the year ended June 30, 2015. In November 2015, Tenet-Jove entity collected RMB 100,000 ($16,370) from Nanjing Kangtianyi as investment income. In June 2016, the Company withdrew its investments in both companies and received RMB 3.0 million (approximately $0.45 million) of its original investment amount. As a result of the withdrawal, the Company recognized a gain of approximately $233,000 for the year ended June 30, 2016.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.1 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. For the years ended June 30, 2017 and 2016, Zhisheng Freight received investment income distributions of $110,094 and $139,949 from Zhen’Ai Network, respectively. As the Company has no control or input related to this project, it is recognized on the cost basis.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of $200,000 in exchange for the right to acquire certain shares of the Investee’s common stock and preferred stock. For the year ended June 30, 2017, the Company did not record investment income from this investment.

On January 28, 2014, the Company, through one of its VIEs, Ankang Longevity Group, entered into an agreement (“Agreement”) with an unrelated third party, Shaanxi Xunyang Hongye Real Estate Co., Ltd. (“Xunyang Hongye”), to jointly invest a total of RMB 60.0 million (approximately $8.9 million) to build a site for a planned Chinese herbal medicine exchange market (the “Exchange”) in Ankang City, China. The Exchange intends to provide services to Chinese herbal medicine traders and wholesalers by incorporating physical trading spaces, an online trading platform and logistic services into one-stop shop. Ankang Longevity Group contributed RMB 40.0 million (approximately $5.9 million) for this project, which, in return, entitles Ankang Longevity Group to 60% ownership of the real estate properties that are being constructed. Xunyang Hongye is an experienced real estate developer which is contributing its expertise and license to develop this project. The building has been completed and put in use during the last quarter of the fiscal 2016 after being granted the Certificate of Occupancy. Pursuant to the allocation agreement signed between Ankang Longevity Group and Xunyang Hongye initially signed on October 30, 2015, the Chinese herbal medicine trading hall on the 1st and 2nd floor of the building (total area of 1,720 square meter), the apartments on 3rd floors (total area of 820 square meter) and 4 underground parking spots were allocated and transferred to the Company. Thus the Company reclassified RMB 40.0 million investment in real estate project (approximately $5.9 million) to property and equipment.

The Company’s investments in unconsolidated entities consist of the following:

Shineco, Inc.
Notes to Consolidated Financial Statements

	June 30, 2017	June 30, 2016

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$2,744,391	$2,091,531
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	611,228	493,008
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,139,461	2,182,308
Original Lab Inc.	200,000	-
Total	$5,695,080	$4,766,847

Summarized financial information of unconsolidated entities is as follows:

	June 30, 2017	June 30, 2016

Current assets	$32,880,168	$28,450,106
Noncurrent assets	281,162	386,764
Current liabilities	26,328,322	23,577,799

	For the years ended June 30,
	2017	2016

Net sales	$29,869,223	$25,456,718
Gross profit	4,011,307	3,382,468
Income from operations	1,671,820	1,071,742
Net income	1,668,578	1,086,377

NOTE 7 - DEPOSIT FOR BUSINESS ACQUISITION

On December 12, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and Japanese health products to the elderly, pursuant to which Tenet-Jove intends to acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB 14,000,000 (approximately $2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that requires that Tianjin Tajite to satisfy certain preconditions related to product introductions into China. The Company hopes that the transaction will be consummated by December 31, 2017.

NOTE 8 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate lease payments on these leases amount to RMB 36.8 million (approximately $5.4 million). Zhisheng Group prepaid the entire required lease amounts plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Shineco, Inc.
Notes to Consolidated Financial Statements

Further amortization expense is as follows:

Year ending June 30:

2018	$465,972
2019	465,972
2020	444,823
2021	212,188
2022	212,188
Thereafter	1,983,390
Total	$3,784,533

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	June 30, 2017	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	7,746	2017-9-9	*	13.48%
Agricultural Bank of China-b	295,098	2017-10-16		5.22%
Agricultural Bank of China-c	737,745	2017-8-17	*	5.66%
Agricultural Bank of China-d	1,180,392	2017-12-7		5.22%
Agricultural Bank of China-e	442,647	2017-11-15		5.22%
Total	$2,663,628

Lender	June 30, 2016	Maturity Date		Int. Rate/Year
Chongqing Alibaba Micro-Credit Company-a	36,873	2016-9-9	*	15.21%
Agricultural Bank of China-b	301,008	2016-9-24	*	5.52%
Agricultural Bank of China-d	451,512	2016-8-9	*	5.82%
Agricultural Bank of China-d	451,512	2016-10-27	*	5.27%
Agricultural Bank of China-d	1,204,032	2016-11-18	*	5.22%
Agricultural Bank of China-d	301,008	2017-4-7	*	5.22%
Total	$2,745,945

The loans outstanding were guaranteed by the following properties, entities or individuals:

a. Not collateralized or guaranteed.

b. Collateralized  by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

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

Shineco, Inc.
Notes to Consolidated Financial Statements

The Company recorded interest expense of $148,793 and $171,827 for the years ended June 30, 2017 and 2016, respectively. The annual weighted average interest rates are 5.36% and 5.96% for the years ended June 30, 2017 and 2016, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing, except for the advance to Xinyang Yifangyuan Garden Technology Co., Ltd., which bears fixed monthly interest rate of 4.17%.

As of June 30, 2017 and 2016, the outstanding amounts due from related parties consist of the following:

	June 30, 2017	June 30, 2016

Yang Bin	147,550	150,504
Zhang Xin	91,480	93,312
Chang Song	73,037	85,035
Zhang Xinyu	61,441	-
Zhang Hua	28,034	-
Beijing Huiyinansheng Asset Management Co., Ltd	22,132	-
Zhang Yuying	15,567	-
Wang Qiwei	8,117	8,279
Qi Qiuchi	-	1,505
Tian Shuangpeng	1,475	11,288
Xinyang Yifangyuan Garden Technology Co., Ltd	-	500,784
	$448,833	$850,707

For the years ended June 30, 2017 and 2016, interest income of $86,355 and $261,015, respectively, was recognized on these loans and included in “Interest income, net” on the consolidated statements of income and comprehensive income.

DUE TO RELATED PARTIES

As of June 30, 2017 and 2016, the Company had related party payables of $257,880 and $244,915, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	June 30, 2017	June 30, 2016

Wu Yang	94,505	96,398
Wang Sai	71,942	120,854
Zhao Min	91,433	-
Zhang Yuying	-	26,769
Beijing Huiyinansheng Asset Management Co., Ltd	-	894
	$257,880	$244,915

Shineco, Inc.
Notes to Consolidated Financial Statements

SALES TO RELATED PARTIES

For the years ended June 30, 2017 and 2016, the Company recorded sales to Shaanxi Pharmaceutical Group , a related party , of $3,038,195 and $3,014,198, respectively. As of June 30, 2017 and 2016, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was $2,205,453 and $1,908,871, respectively.

NOTE 11 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and its VIEs entities are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIE entities receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged.

i)	The components of the income tax expense are as follows:

	For the years ended June 30,
	2017	2016
Current income tax provision	$1,165,857	$1,298,472
Deferred income tax provision (benefit)	86,780	(120,765)
Total	$1,252,637	$1,177,707

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	June 30, 2017	June 30, 2016

Allowance for doubtful accounts	$24,598	$123,818
Inventory reserve	209,236	203,674
Net operating loss carry-forwards	111,882	114,122
Total	345,716	441,614
Valuation allowance	(111,882)	(114,122)
Deferred tax assets, net	$233,834	$327,492

Movement of the valuation allowance:

	June 30, 2017	June 30, 2016

Beginning balance	$114,122	$108,932
Current year addition	-	13,971
Exchange difference	(2,240)	(8,781)
Ending balance	$111,882	$114,122

Shineco, Inc.
Notes to Consolidated Financial Statements

iii)	The following table reconciles the PRC statutory rates to the Company's effective tax rate for the years ended June 30, 2017 and 2016:

	For the years ended June 30,
	2017	2016
PRC statutory tax rate	$25.00%	$25.00%
Exemption rendered by local tax authorities	(12.31)%	(12.56)%
Effective tax rate	$12.69%	$12.44%

(b) Value Added Tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under commercial practice in the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties as of June 30, 2017 and 2016, respectively.

(c) Taxes Payable

Taxes payable consists of the following:

	June 30, 2017	June 30, 2016

Income tax payable	$1,541,548	$1,201,641
Value added tax payable	60,685	69,955
Business tax and other taxes payable	6,693	6,546
	$1,608,926	$1,278,142

NOTE 12 – SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT .”

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Shineco, Inc.
Notes to Consolidated Financial Statements

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of June 30, 2017 and 2016, the balance of the statutory reserve was $3,484,449 and $3,242,139, respectively.

NOTE 13 - CONCENTRATION AND RISKS

The Company maintains principally all bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC bank accounts was $23,112,124 and $21,986,817 as of June 30, 2017 and 2016, respectively.

During the years ended June 30, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2017, two customers accounted for approximately 11% and 10% of the Company’s total sales, respectively. At June 30, 2017, four customers accounted for approximately 54% of the Company’s accounts receivable. For the year ended June 30, 2016, one customer accounted for approximately 40% of the Company’s total sales. At June 30, 2016, two customers accounted for approximately 76% of the Company’s accounts receivable.

For the year ended June 30, 2017, two vendors accounted for approximately 23% and 14% of the Company’s total purchases, respectively. For the year ended June 30, 2016, three vendors accounted for approximately 25%, 13% and 11% of the Company’s total purchases, respectively.

 NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases nine main office spaces under non-cancelable operating lease agreements through December 10, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis.  The future minimum rental payments are as follows:

Year ending June 30:

2018	$547,556
2019	332,163
2020	271,319
2021	211,379
2022	211,379
Thereafter	3,980,972
Total	$5,554,768

Rent expense totaled $613,811 and $434,475 for the years ended June 30, 2017 and 2016, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Year ending June 30:

2018	$205,507
2019	205,507
2020	193,764
Total	$604,778

Shineco, Inc.
Notes to Consolidated Financial Statements

Sublease rental income totaled $211,379 and $233,920 for the years ended June 30, 2017 and 2016, respectively.

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleges that the Company breached the Agreement and seeks money damages up to $6 million. The Company believes that these claims are without merit and intends to vigorously defend itself.

NOTE 15 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Group's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Group's business segments.

The Company's chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management's assessment, the Company has determined that it has three operating segments according to its major products and locations as follows:

➢	Developing, manufacturing and distributing of specialized fabrics, textile products and other by-products derived from an indigenous Chinese plant called Apocynum Venetum, commonly known as “Bluish Dogbane” or known in Chinese as “Luobuma” (referred to herein as Luobuma):

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma developing and manufacturing of relevant products.

This segment’s operations are focused in the north region of Mainland China, mostly carried out in Beijing and Tianjin City.

➢	Processing and distributing of traditional Chinese medicinal herbal products as well as other pharmaceutical products (“Herbal products”):

The operating companies of this segment, namely AnKang Longevity Group and its subsidiaries, process more than 600 kinds of Chinese medicinal herbal products with an established domestic sales and distribution network.

Ankang Longevity Group is also engaged in the retail pharmacy business and the operating revenue, which is not material, is also included in this segment.

➢	Planting, processing and distributing of green and organic agricultural produce as well as growing and cultivating of Chinese Yew trees (“Agricultural products”):

The operating companies of this segment, the Zhisheng Group, is engaged in the business of growing and distributing green and organic vegetables and fruits as well as providing logistics services for distributing agricultural products. This segment has been focusing its efforts on the growing and cultivating of Chinese yew trees (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of anti-cancer medications and the tree itself can be used as an ornamental indoor bonsai tree, which are known to have the effect of purifying air quality.

Shineco, Inc.
Notes to Consolidated Financial Statements

The operations of this segment are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing where the Zhisheng Group has newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

The following table presents summarized information by segment for the year ended June 30, 2017:

	For the year ended June 30, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$3,624,993	$13,245,236	$16,722,108	$33,592,337
Cost of goods	1,695,938	10,124,063	10,956,034	22,776,035
Business and sales related tax	16,076	59,898	-	75,974
Gross profit	1,912,979	3,061,275	5,766,074	10,740,328
Gross profit contribution %	17.8%	28.5%	53.7%	100.0%

The following table presents summarized information by segment for the year ended June 30, 2016:

	For the year ended June 30, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$4,387,060	$14,031,955	$16,787,837	$35,206,852
Cost of goods	1,974,182	10,990,162	11,072,897	24,037,241
Business and sales related tax	20,711	64,327	-	85,038
Gross profit	2,392,167	2,977,466	5,714,940	11,084,573
Gross profit contribution %	21.6%	26.9%	51.5%	100.0%

Total Assets as of

	June 30, 2017	June 30, 2016

Bluish Dogbane or “Luobuma”	$6,983,551	$6,963,093
Herbal products	35,222,278	28,088,515
Agricultural products	26,079,141	21,997,180
	$68,284,970	$57,048,788

NOTE 16 – SUBSEQUENT EVENTS

On  September 30, 2017, Tenet-Jove established Xinjiang Tianyitaihe Agriculture Development Co., Ltd. (“Tianyitaihe”) with registered capital of RMB 10.0 million ($1,502,652). On September 30, 2017, Tenet-Jove established Xinjiang Tianyirunze Biotechnology Development Co., Ltd. (“Tianyirunze”) with registered capital of RMB 10.0 million ($1,502,652). Tianyitaihe and Tianyirunze became 100% owned subsidiaries of Tenet-Jove.