Form 10-Q
period 2017-09-30
SHINECO, INC.
filed 2017-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-37776

SHINECO, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 1001, Building T5, DaZu Square, Daxing District, Beijing People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

(+86) 10-87227366
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes ☒  No ☐

and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

As of November 13, 2017, the registrant had 21,034,072 shares of common stock outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2017	2017
	(Unaudited)
CURRENT ASSETS:
Cash	$27,728,940	$23,154,551
Accounts receivable, net	13,152,878	14,480,004
Due from related parties	454,765	448,833
Inventories	2,287,546	2,346,273
Advances to suppliers, net	2,765,611	2,396,123
Loans to third parties, net	-	830,090
Other receivables, net	561,838	535,700
Short-term deposit	167,867	158,894
Prepaid expenses	250,730	375,459
TOTAL CURRENT ASSETS	47,370,175	44,725,927

Property and equipment at cost, net of accumulated depreciation and amortization	10,380,424	10,320,396
Land use right, net of accumulated amortization	1,363,063	1,346,631
Investments	5,945,030	5,695,080
Deposit for business acquisition	2,103,710	2,065,686
Long-term deposit and other noncurrent assets	113,650	112,883
Prepaid leases	3,735,559	3,784,533
Deferred tax assets	264,677	233,834
TOTAL ASSETS	$71,276,288	$68,284,970

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,253,975	$2,663,628
Accounts payable	146,027	158,068
Advances from customers	657,701	5,439
Due to related parties	305,191	257,880
Other payables and accrued expenses	263,596	337,107
Taxes payable	1,667,745	1,608,926
TOTAL LIABILITIES	5,294,235	5,031,048

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized;
21,034,072 and 21,034,072 shares issued and outstanding at September 30, 2017 and June 30, 2017	21,034	21,034
Additional paid-in capital	22,737,302	22,737,302
Statutory reserve	3,570,859	3,484,449
Retained earnings	40,234,223	39,064,743
Accumulated other comprehensive loss	(1,691,594)	(3,140,982)
Total Stockholders' equity of Shineco, Inc.	64,871,824	62,166,546
Non-controlling interest	1,110,229	1,087,376
TOTAL EQUITY	65,982,053	63,253,922

TOTAL LIABILITIES AND EQUITY	$71,276,288	$68,284,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2017	2016

REVENUE	$7,809,494	$6,366,664

COST OF REVENUE
Cost of product and services	5,705,511	4,436,172
Business and sales related tax	15,613	15,545
Total cost of revenue	5,721,124	4,451,717

GROSS PROFIT	2,088,370	1,914,947

OPERATING EXPENSES
General and administrative expenses	835,551	473,764
Selling expenses	294,936	380,318
Total operating expenses	1,130,487	854,082

INCOME FROM OPERATIONS	957,883	1,060,865

OTHER INCOME
Income from equity method investments	148,458	161,182
Purchase rebate income	368,803	239,990
Other income	85,619	85,901
Interest income (expense), net	(19,185)	32,753
Total other income	583,695	519,826

INCOME BEFORE PROVISION FOR INCOME TAXES	1,541,578	1,580,691

PROVISION FOR INCOME TAXES	282,857	201,636

NET INCOME	1,258,721	1,379,055

Less: net income attributable to non-controlling interest	2,831	30,348

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$1,255,890	$1,348,707

COMPREHENSIVE INCOME
Net income	$1,258,721	$1,379,055
Other comprehensive income (loss): foreign currency translation gain (loss)	1,469,410	(196,681)
Total comprehensive income	2,728,131	1,182,374
Less: comprehensive income attributable to non-controlling interest	22,853	26,626

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$2,705,278	$1,155,748

Weighted average number of shares basic and diluted	21,034,072	19,376,747

Basic and diluted earnings per common share	$0.06	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,258,721	$1,379,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,627	157,010
(Recovery of) provision for doubtful accounts	(109,121)	103,880
Increase (decrease) in inventory reserve	93,453	(24,836)
Deferred tax benefit	(26,479)	(3,883)
Income from equity method investments	(148,458)	(161,182)

Changes in operating assets and liabilities:
Accounts receivable	1,621,378	(1,607,621)
Advances to suppliers	(336,622)	(383,769)
Inventories	8,229	573,591
Other receivables	345,841	(204,953)
Prepaid expense and other assets	124,496	5,034
Due from related parties	2,324	280,988
Prepaid leases	118,365	119,398
Accounts payable	(14,916)	45,871
Advances from customers	650,665	31,181
Other payables	(79,636)	143,166
Taxes payable	30,257	(37,421)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,685,124	415,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(7,335)	(22,131)
Loan advances to third parties	-	(108,648)
Repayments of loans from third parties	830,717	-
Repayments of loans from related parties	-	130,495
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	823,382	(284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	299,840	781,469
Repayment of short-term loans	(757,470)	(786,719)
Stock issuance cost payable	-	843,844
Proceeds from initial public offering, net of offering costs	-	5,394,549
Proceeds from advances from related parties	42,466	97,413
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(415,164)	6,330,556

EFFECT OF EXCHANGE RATE CHANGE ON CASH	481,047	(85,654)

NET INCREASE IN CASH	4,574,389	6,660,127

CASH - Beginning of the Period	23,154,551	22,009,374

CASH - End of the Period	$27,728,940	$28,669,501

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$273,474	$65,436
Cash paid for interest	$36,208	$39,303

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

On May 2, 2017, the Company and its subsidiary Tiankunrunze have entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the three parties agreed to establish the ICAITR and each will own 45%, 35% and 20% of the equity interests of ICAITR, respectively. Shineco and Tiankunrunze will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming” as well as other resources.

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

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; 2) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group manufactures  traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017, which was filed on October 13, 2017.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2017	June 30, 2017

Current assets	$43,596,320	$40,584,817
Plant and equipment, net	9,003,058	8,958,282
Other noncurrent assets	10,926,075	10,707,344
Total assets	63,525,453	60,250,443
Total liabilities	(5,016,236)	(4,662,387)
Net assets	$58,509,217	$55,588,056

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income of these entities are reported separately in the unaudited condensed consolidated statements of income and comprehensive income.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, changes could effect..

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, accrued expenses, taxes payable and inventory reserves. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from sales of Luobuma products, Chinese medicinal herbal products and agricultural products, as well as providing logistic services and other processing services to external customers. The Company recognizes revenue when all of the following have occurred: (i) there is persuasive evidence of an arrangement with a customer; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the Company’s collection of such fees is reasonably assured. These criteria, as related to the Company’s revenue, are considered to have been met as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured. As of September 30, 2017 and June 30, 2017, the Company had no cash equivalents.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. As of September 30, 2017 and June 30, 2017, the allowance for doubtful accounts was $17,898 and $48,450, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories

Inventories, which are stated at the lower of cost or current market value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (FIFO) method. Market value is the lower of replacement cost or net realizable value. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds market prices.

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2017 and June 30, 2017, the Company had an allowance for uncollectible advances to suppliers of $29,958 and $17,618, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the three months ended September 30, 2017 and 2016, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at September 30, 2017 and June 30, 2017. The Company has not provided deferred taxes of undistributed earnings of non-U.S. subsidiaries at September 30, 2017, as it is the Company's policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2007 and after. As of September 30, 2017, the tax years ended June 30, 2012 through June 30, 2017 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying unaudited condensed consolidated financial statements.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency of Renminbi (“RMB”), the currency of the PRC.

In general, for consolidation purposes, the Company translates the assets and liabilities of its subsidiaries and VIEs into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of income and cash flows are translated at average exchange rates during the reporting periods. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements of the subsidiaries and VIEs are recorded as accumulated other comprehensive (loss).

The balance sheet amounts, with the exception of equity, at September 30, 2017 and June 30, 2017 were translated at 1 RMB to 0.1503 USD and at 1 RMB to 0.1475 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2017 and 2016 were at 1 RMB to 0.1499 USD and at 1 RMB to 0.1500 USD, respectively.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income.

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

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2017 and 2016.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into a new long-term lease.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of ASU 2016-09 did not impact our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2016-10 to have a material impact on the Company’s financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The objective is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-12 to have a material impact on the Company’s financial statements.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarterly of 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3- INVENTORIES

The inventories consist of the following:

	September 30, 2017	June 30, 2017

Raw materials	$980,069	$1,167,553
Work-in-process	363,449	672,966
Finished goods	1,893,854	1,346,437
Less: inventory reserve	(949,826)	(840,683)
Total	$2,287,546	$2,346,273

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

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2017	June 30, 2017

Buildings	$10,709,838	$10,516,245
Building improvements	52,750	51,797
Machinery and equipment	484,829	474,888
Motor vehicles	49,547	48,651
Construction in progress	450,795	442,646
Office equipment	162,805	153,836
Farmland leasehold improvements	3,159,917	3,102,803
	15,070,481	14,790,866
Less: accumulated depreciation and amortization	(4,690,057)	(4,470,470)
Property, plant and equipment, net	$10,380,424	$10,320,396

Depreciation and amortization expense charged to operations was $136,982 and $147,367 for the three months ended September 30, 2017 and 2016, respectively.

Farmland leasehold improvements consist of following:

	September 30, 2017	June 30, 2017

Blueberry farmland leasehold reconstruction	$2,427,589	$2,383,711
Yew tree planting base reconstruction	271,980	267,064
Greenhouse renovation	460,348	452,028
Total farmland leasehold improvements	$3,159,917	$3,102,803

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

	September 30, 2017	June 30, 2017

Land use rights	$1,671,395	$1,641,181
Less: accumulated amortization	(308,332)	(294,550)
Land use rights, net	$1,363,063	$1,346,631

For the three months ended September 30, 2017 and 2016, the Company recognized amortization expense of $9,645 and $9,643, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending September 30:

2018	$33,428
2019	33,428
2020	33,428
2021	33,428
2022	33,428
Thereafter	1,195,923
Total	$1,363,063

NOTE 6 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.0 million) to form a joint venture pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a joint venture pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new joint venture companies. These two joint ventures were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of $148,458 and $161,182 for the three months ended September 30, 2017 and 2016, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income.

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new joint-venture companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2017 and 2016, a total of $368,803 and $239,990 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the joint ventures, respectively.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. For the three months ended September 30, 2017 and 2016, the Company did not record investment income from this investment.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of $200,000 in exchange for the right to acquire certain shares of the Investee’s common stock and preferred stock. For the three months ended September 30, 2017, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2017	June 30, 2017

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$2,921,271	$2,744,391
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	644,916	611,228
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,178,843	2,139,461
Original Lab Inc.	200,000	200,000
Total	$5,945,030	$5,695,080

Summarized financial information of unconsolidated entities is as follows:

	September 30, 2017	June 30, 2017

Current assets	$35,535,941	$32,880,168
Noncurrent assets	264,785	281,162
Current liabilities	28,538,267	26,328,322

	For the three months ended September 30,
	2017	2016

Net sales	$7,445,561	$7,072,032
Gross profit	969,677	895,484
Income from operations	303,766	328,365
Net income	302,975	328,941

NOTE 7 - DEPOSIT FOR BUSINESS ACQUISITION

On December 12, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and Japanese health products to the elderly, pursuant to which Tenet-Jove intends to acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB 14,000,000 (approximately $2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that requires that Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company has completed the acquisition for 51% of the shares in Tianjin Tajite.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate prepaid lease payments on these leases was approximately RMB 36.7 million (approximately $5.5 million). Zhisheng Group prepaid the entire required lease amounts plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Future amortization expense will be recognizedas follows:

Twelve months ending September 30:

2018	$474,550
2019	474,550
2020	388,398
2021	216,094
2022	216,094
Thereafter	1,965,873
Total	$3,735,559

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	September 30, 2017	Maturity Date		Int. Rate/Year
Agricultural Bank of China-b	$300,530	2017-10-16	*	5.22%
Agricultural Bank of China-d	1,202,120	2017-12-7		5.22%
Agricultural Bank of China-d	300,530	2018-7-3		5.22%
Agricultural Bank of China-e	450,795	2017-11-15		5.22%
Total	$2,253,975

Lender	June 30, 2017	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	$7,746	2017-9-9	*	13.48%
Agricultural Bank of China-b	295,098	2017-10-16	*	5.22%
Agricultural Bank of China-c	737,745	2017-8-17	*	5.66%
Agricultural Bank of China-d	1,180,392	2017-12-7		5.22%
Agricultural Bank of China-e	442,647	2017-11-15		5.22%
Total	$2,663,628

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company recorded interest expense of $36,028 and $39,303 for the three months ended September 30, 2017 and 2016, respectively. The annual weighted average interest rates are 5.38% and 5.48% for the three months ended September 30, 2017 and 2016, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of September 30, 2017 and June 30, 2017, the outstanding amounts due from related parties consist of the following:

	September 30, 2017	June 30, 2017

Yang Bin	$150,265	$147,550
Zhang Xin	93,164	91,480
Chang Song	74,381	73,037
Zhang Xinyu	62,572	61,441
Zhang Hua	42,074	28,034
Beijing Huiyinansheng Asset Management Co., Ltd	22,540	22,132
Zhang Yuying	-	15,567
Wang Qiwei	8,266	8,117
Tian Shuangpeng	1,503	1,475
	$454,765	$448,833

DUE TO RELATED PARTIES

As of September 30, 2017 and June 30, 2017, the Company had related party payables of $305,191 and $257,880, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2017	June 30, 2017

Wu Yang	$96,245	$94,505
Wang Sai	115,830	71,942
Zhao Min	93,116	91,433
	$305,191	$257,880

SALES TO RELATED PARTIES

For the three months ended September 30, 2017 and 2016, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party , of $771,604 and $800,199, respectively. As of September 30, 2017 and June 30, 2017, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was $1,790,094 and $2,205,453, respectively.

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

i)	The components of the income tax expense are as follows:

	For the three months ended September 30,
	2017	2016
Current income tax provision	$309,336	$205,519
Deferred income tax benefit	(26,479)	(3,883)
Total	$282,857	$201,636

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	September 30, 2017	June 30, 2017

Allowance for doubtful accounts	$28,055	$24,598
Inventory reserve	236,622	209,236
Net operating loss carry-forwards	113,941	111,882
Total	378,618	345,716
Valuation allowance	(113,941)	(111,882)
Deferred tax assets, net	$264,677	$233,834

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Movement of the valuation allowance:

	September 30, 2017	June 30, 2017

Beginning balance	$111,882	$114,122
Exchange difference	2,059	(2,240)
Ending balance	$113,941	$111,882

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2017 and 2017.

(c) Taxes Payable

Taxes payable consists of the following:

	September 30, 2017	June 30, 2017

Income tax payable	$1,605,869	$1,541,548
Value added tax payable	55,118	60,685
Business tax and other taxes payable	6,758	6,693
	$1,667,745	$1,608,926

NOTE 12 – SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT .”

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of September 30, 2017 and June 30, 2017, the balance of the statutory reserve was $3,570,859 and $3,484,449, respectively.

NOTE 13 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC for which there is no insurance. The cash balance held in the PRC bank accounts was $27,622,150 and $23,112,124 as of September 30, 2017 and June 30, 2017, respectively.

During the three months ended September 30, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2017, three customers accounted for approximately 22%, 12% and 10% of the Company’s total sales, respectively. At September 30, 2017, four customers accounted for approximately 69% of the Company’s accounts receivable. For the three months ended September 30, 2016, three customers accounted for approximately 38%, 11% and 11% of the Company’s total sales, respectively. At September 30, 2016, two customers accounted for approximately 72% of the Company’s accounts receivable.

For the three months ended September 30, 2017, five vendors accounted for approximately 19%, 13%, 12%, 11% and 11% of the Company’s total purchases, respectively. For the three months ended September 30, 2016, six vendors accounted for approximately 17%, 17%, 13%, 12%, 11% and 10% of the Company’s total purchases, respectively.

 NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases nine main office spaces under non-cancelable operating lease agreements through December 10, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis.  The future minimum rental payments are as follows:

Twelve months ending September 30:

2018	$640,936
2019	449,057
2020	288,379
2021	222,137
2022	215,885
Thereafter	4,011,857
Total	$5,828,251

Rent expense totaled $128,456 and $99,839 for the three months ended September 30, 2017 and 2016, respectively.

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending September 30:

2018	$209,888
2019	209,888
2020	143,923
Total	$563,699

Sublease rental income totaled $53,971 and $53,998 for the three months ended September 30, 2017 and 2016, respectively.

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

NOTE 15 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Group's internal organizational management structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Group's business segments.

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

Shineco, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table presents summarized information by segment for the three months ended September 30, 2017:

	For the three months ended September 30, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,046,297	$3,265,893	$3,497,304	$7,809,494
Cost of goods	581,291	2,585,063	2,539,157	5,705,511
Business and sales related tax	4,472	11,141	-	15,613
Gross profit	460,534	669,689	958,147	2,088,370
Gross profit contribution %	22.1%	32.1%	45.8%	100.0%

The following table presents summarized information by segment for the three months ended September 30, 2016:

	For the three months ended September 30, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$737,461	$3,180,371	$2,448,832	$6,366,664
Cost of goods	367,220	2,437,713	1,631,239	4,436,172
Business and sales related tax	3,604	11,941	-	15,545
Gross profit	366,637	730,717	817,593	1,914,947
Gross profit contribution %	19.1%	38.2%	42.7%	100.0%

Total Assets as of

	September 30, 2017	June 30, 2017

Bluish Dogbane or “Luobuma”	$7,188,041	$6,983,551
Herbal products	37,142,813	35,222,278
Agricultural products	26,945,434	26,079,141
	$71,276,288	$68,284,970

NOTE 16 – SUBSEQUENT EVENTS

On October 27, 2017, the Company, through its subsidiary Tianjin Tajit E-Commerce Ltd., obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd.(“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), the largest e-commerce company and largest retailer in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Agreement, Shineco shall purchase Daiso Products in the amount of approximate RMB 20 million no later than December 31, 2017 and add orders as circumstance requires. The term of the Agreement is currently one year, and it extends for one additional year at each expiration date unless written notice of termination is given by either of the parties of the Agreement.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2017 and 2016, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements.” The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global Luobuma and herbal medicines price fluctuations, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

Business Overview

Shineco, Inc. (the “Company”, “we”, “us” and “our”) was incorporated in the State of Delaware on August 20, 1997. On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”), a PRC company, in exchange for our restricted shares of common stock. Consequently, Tenet-Jove became our 100% owned subsidiary and its operating business became that of the Company. Tenet-Jove was incorporated on December 15, 2003 under the laws of China and was officially granted the status of a Wholly Foreign-Owned Entity (“WFOE”) by Chinese authorities on July 14, 2006. This transaction was accounted for as a recapitalization. Tenet-Jove owns a 90% interest of Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

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

 Pursuant to these agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to their business operations and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over the Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, the Zhisheng Group and Ankang Longevity are treated as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove. We carry out all of our business in China through our PRC subsidiaries, our VIEs and their subsidiaries. Currently, we operate three main business segments: (i) Tenet-Jove is engaged in the manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, (iii) Ankang Longevity manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) and continues to own 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tianzhuo, Tianhuihechuang and Tianxintongye became subsidiaries of Tenet-Jove.

On May 2, 2017, the Company and its subsidiary Tiankunrunze entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement, the three parties agreed to establish the ICAITR and each will own 45%, 35% and 20% of the equity interests of ICAITR, respectively. Shineco and Tiankunrunze will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming,” as well as other resources.

On September 21, 2017, the Company, through its wholly owned subsidiary Tenet-Jove, entered into a Strategic Cooperation Agreement (the “Agreement”) with Mr. Jianjun Wang, who is experienced in apocynum planting, manufacturing and knowledgeable in apocynum market and administration procedures with relevant authorities in apocynum industry in China, to establish an Apocynum Industrial Park in Xinjiang, China. Pursuant to the Agreement entered into on September 21, 2017, both parties have agreed to establish a joint venture company, namely, Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) to hold and operate the Apocynum Industrial Park, with a total investment of RMB 50 million (approximately $7.57 million USD), of which the Company will invest RMB 47.5 million and Mr. Wang will invest RMB 2.5 million. Upon the closing of the Agreement, Shineco will own 95% of the equity interest of Xinjiang Taihe.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our Chinese medicinal herbal products and our agricultural products will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. As of the date of this Report however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

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

Inventories

Inventories, which are stated at the lower of cost or current market value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Market value is the lower of replacement cost or net realizable value. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development cost. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds market prices.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Overview

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Variance
	2017	2016	Amount	%
Revenue	$7,809,494	$6,366,664	$1,442,830	22.66%
Cost of revenue	5,721,124	4,451,717	1,269,407	28.51%
Gross profit	2,088,370	1,914,947	173,423	9.06%
General and administrative expenses	835,551	473,764	361,787	76.36%
Selling expenses	294,936	380,318	(85,382)	(22.45)%
Income from operations	957,883	1,060,865	(102,982)	(9.71)%
Income from equity method investments	148,458	161,182	(12,724)	(7.89)%
Purchase rebate income	368,803	239,990	128,813	53.67%
Other income	85,619	85,901	(282)	(0.33)%
Interest income (expense)	(19,185)	32,753	(51,938)	(158.57)%
Income before income tax provision	1,541,578	1,580,691	(39,113)	(2.47)%
Provision for income taxes	282,857	201,636	81,221	40.28%
Net income	$1,258,721	$1,379,055	$(120,334)	(8.73)%
Comprehensive income attributable to Shineco Inc.	$2,705,278	$1,155,748	$1,549,530	134.07%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,046,297	13.40%	$737,461	11.59%	$308,836	41.88%
Sales of Chinese medicinal herbal products	3,265,893	41.82%	3,180,371	49.95%	85,522	2.69%
Sales of other agricultural products	3,497,304	44.78%	2,448,832	38.46%	1,048,472	42.82%
Total Amount	$7,809,494	100.00%	$6,366,664	100.00%	$1,442,830	22.66%

For the three months ended September 30, 2017 and 2016, revenue from sales of Luobuma products was $1,046,297 and $737,461, respectively, which represented an increase of $308,836 or 41.88%. The increase of revenue from this segment was due to increased sales volume of our health awareness related products. The sales volume increase was mainly due to the increase in our number of customers. The Company enhanced online sales promotions during the three months ended September 30, 2017.

For the three months ended September 30, 2017 and 2016, revenue from sales of Chinese medicinal herbal products was $3,265,893 and $3,180,371, respectively, representing a slight increase of $85,522 or 2.69%. The increase was mainly due to the fact that we fulfilled more sales orders from customers for the three months ended September 30, 2017 than the same period in 2016.

For the three months ended September 30, 2017 and 2016, revenue from sales of other agricultural products was $3,497,304 and $2,448,832, respectively, representing an increase of $1,048,472 or 42.82%. The increase was mainly due to the increase in sales volume of yew trees. In addition, in the second quarter of 2017, we developed a new business line of storage, which contributed approximately $0.4 million revenue in the three months ended September 30, 2017 compared to the corresponding period of 2016.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$581,291	10.16%	$367,220	8.25%	$214,071	58.30%
Sales of Chinese medicinal herbal products	2,585,063	45.18%	2,437,713	54.76%	147,350	6.04%
Sales of other agricultural products	2,539,157	44.39%	1,631,239	36.64%	907,918	55.66%
Business and sales related tax	15,613	0.27%	15,545	0.35%	68	0.44%
Total Amount	$5,721,124	100.00%	$4,451,717	100.00%	$1,269,407	28.51%

For the three months ended September 30, 2017 and 2016, cost of revenue from sales of our Luobuma products was $581,291 and $367,220, respectively, representing an increase of $214,071 or 58.30%. The increase of cost of revenue was mainly due to increased sales volume of our health awareness related products. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material costs for the three months ended September 30, 2017 as compared to the corresponding period in 2016.

For the three months ended September 30, 2017 and 2016, cost of revenue from sales of Chinese medicinal herbal products was $2,585,063 and $2,437,713, respectively, representing an increase of $147,350 or 6.04%. The increase was mainly due to increased sales orders for the three months ended September 30, 2017 compared to the same period in 2016. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material and labor costs we incurred in the three months ended September 20, 2017 as compared with those in the corresponding period in 2016.

For the three months ended September 30, 2017 and 2016, cost of revenue from sales of other agricultural products was $2,539,157 and $1,631,239, respectively, representing an increase of $907,918 or 55.66%. The increase was mainly due to the increase in sales volume of yew trees. Since the second quarter of fiscal 2017, we developed a storage business line which has a relatively high cost compared with sales of our agricultural products, resulting in higher percentage of the increase in cost of revenue than sales during this period.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$460,534	22.05%	$366,637	19.15%	$93,897	25.61%
Sales of Chinese medicinal herbal products	669,689	32.07%	730,717	38.16%	(61,028)	(8.35)%
Sales of other agricultural products	958,147	45.88%	817,593	42.69%	140,554	17.19%
Total Amount	$2,088,370	100.00%	$1,914,947	100.00%	$173,423	9.06%

Gross profit from Luobuma product sales increased by $93,897 and gross profit contribution percentage increased by 25.61% for the three months ended September 30, 2017 as compared to the same period of 2016. The increase in gross profit was primarily due to increase in sales volume resulting from the sale of health products. The percentage of increase in gross profit was lower than the percentage of increase in sales mainly due to the higher raw material costs for the three months ended September 30, 2017 as compared to the corresponding period in 2016.

Gross profit from sales of Chinese medicinal herbal products decreased by $61,028 or 8.35% for the three months ended September 30, 2017 as compared to the same period of 2016. The decrease mainly resulted from higher raw material and labor costs we incurred in the three months ended September 20, 2017 as compared with those in the corresponding period in 2016.

Gross profit from sales of other agricultural products increased by $140,554 or 17.19% for the three months ended September 30, 2017 as compared to the same period of 2016. The increase was mainly due to the increase in sales volume of yew trees and increased storage business line with lower gross margin.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,				Variance
	2017	%	2016	%	Amount	%
General and administrative expenses	$835,551	73.91%	$473,764	55.47%	$361,787	76.36%
Selling expenses	294,936	26.09%	380,318	44.53%	(85,382)	(22.45)%
Total Amount	$1,130,487	100.00%	$854,082	100.00%	$276,405	32.36%

General and Administrative Expenses

For the three months ended September 30, 2017, our general and administrative expenses were $835,551, representing an increase of $361,787 or 76.36%, as compared to the same period of 2016. The increase was primarily due to the incorporation of Tiankunrunze in April 19, 2017 and increased professional service fees, such as attorney’s fees, consulting fees and auditing fees.

Selling Expenses

For the three months ended September 30, 2017, our selling and distribution expenses were $294,936, representing a decrease of $85,382, or 22.45%, as compared to the same period of 2016. The decrease was primarily due to decreased advertising expenses, salary expenses, and service fees of e-commerce websites, partially offset by increased promotion expenses during the three months ended September 30, 2017 compared to the same period of 2016.

Income from Equity Method Investments

We are 49% participants in two joint ventures with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of $148,458 and $161,182 from these equity method investments for the three months ended September 30, 2017 and 2016, respectively. The decrease in net income was primarily due to lower net profit in the two joint ventures in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended September 30, 2017 and 2016, we did not record investment income from Zhen’Ai Network.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), pursuant to which the Investor made a payment of $200,000 to the Investee in exchange for the right to acquire certain shares of the Investee’s common stock and preferred stock. For the three months ended September 30, 2017, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the joint venture companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2017, total income of $368,803 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $239,990 in the same period in 2016 due to the increase in purchases in the current period.

Interest Income (Expense), net

For the three months ended September 30, 2017, our net interest expense was $19,185 as compared to interest income of $32,753 in the same period of 2016. The significant decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of nil and $56,248 was recognized on the loans for the three months ended September 30, 2017 and 2016, respectively.

Provision for Income Taxes

For the three months ended September 30, 2017 and 2016, the Company’s provision for income taxes increased by $81,221 or 40.28 % to $282,857 for the three months ended September 30, 2017 from $201,636 for the three months ended September 30, 2016. The increase in the Company’s provision for income taxes was primarily due to increased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by $120,334 or 8.73% for the three months ended September 30, 2017 as compared to the same period of 2016. The decrease in net income was primarily a result of the increase in general and administrative expenses, partially offset by the increase in revenue.

Comprehensive Income

The comprehensive income was $2,728,131 for the three months ended September 30, 2017, an increase of $1,545,757 from comprehensive income of $1,182,374 for the three months ended September 30, 2016. After deduction of non-controlling interest, the comprehensive income attributable to the Company was $2,705,278 for the three months ended September 30, 2017, compared to comprehensive income of $1,155,748 for the three months ended September 30, 2016.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and our initial public offering, as well as from short-term loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 28, 2016, we completed the initial public offering of 1,713,190 shares of the Company’s common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. We intend to use 54%, 16%, 25% and 5% of the proceeds received from our IPO for the expansion of a high-pressure steam degumming proceed project, development of Ziyang County, China Chinese herbal medicine farm, a processing plants project and development of e-commerce platform projects and working capital, respectively.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2017 and June 30, 2017, we do not engage in any foreign currency borrowings or loan contracts.

Working Capital

The following table provides the information about our working capital at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017

Current Assets	$47,370,175	$44,725,927
Current Liabilities	5,294,235	5,031,048
Working Capital	$42,075,940	$39,694,879

The working capital increased by $2,381,061 or 6.0% at September 30, 2017 from June 30, 2017, primarily as a result of an increase in cash due to better operating results during the three months ended September 30, 2017. We believe that we currently have sufficient working capital to run our business.

As of September 30, 2017 and June 30, 2017, the other major component of our working capital is accounts receivable.

The accounts receivable as of September 30, 2017 were $13,152,878, a decrease of approximately 9.17% from $14,480,004 as of June 30, 2017, mainly due to a decrease of revenue receivable from Qingdao Zhihesheng and Ankang Longevity Group. In January 2017, the Company entered into two accounts receivable repayment plans with two major customers, Qingdao Ship Owners Association and Shaanxi Pharmaceutical Group, who each agreed to pay RMB 2.0 million ($300,530 as of September 30, 2017) per month starting from March 2017, and the balance of accounts receivable from them as of December 31, 2016 will be paid off before December 31, 2017. As date of this Report, the account receivables from these two major customers were collected under the repayment plan. In the meanwhile, the Company continually made sales transactions with these two customers.

 Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of September 30, 2017 and June 30, 2017, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2017 and 2016.

	For the three months ended September 30,
	2017	2016

Net cash provided by operating activities	$3,685,124	$415,509
Net cash provided by (used in) investing activities	823,382	(284)
Net cash provided by (used in) financing activities	(415,164)	6,330,556
Effect of exchange rate changes on cash	481,047	(85,654)
Net increase in cash	4,574,389	6,660,127
Cash, beginning of period	23,154,551	22,009,374
Cash, end of period	$27,728,940	$28,669,501

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2017 was approximately $3.7 million, consisting of net income of $1.3 million and net changes in our operating assets and liabilities, which mainly included a decrease in accounts receivable of $1.6 million and an increase in advances from customers of $0.7 million. Net cash provided by operating activities during the three months ended September 30, 2016 was approximately $0.4 million, consisting of net income of $1.4 million, net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of $1.4 million, reduction in inventory of $0.6 million and repayment in advances to suppliers of $0.4 million.

Investing Activities

For the three months ended September 30, 2017, net cash provided by investing activities amounted to $823,382 as compared to net cash used in investing activities of $284 for the same period of 2016. The increase in net cash provided by investing activities was primarily due to collections on loans to third parties of $0.8 million during the three months ended September 30, 2017.

Financing Activities

For the three months ended September 30, 2017, net cash used in financing activities amounted to $0.4 million, as opposed to net cash provided by financing activities of $6.3 million for the same period of 2016. The decrease of $6.7 million in net cash provided by financing activities was primarily due to net repayment of short-term loans of $0.5 million for the three months ended September 30, 2017 and net proceeds from our initial public offering of $5.4 million for the three months ended September 30, 2016.

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

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report due to following material weaknesses:

•   The Company does not have U.S. GAAP full-time qualified personnel in the accounting department to monitor the recording of the daily transactions; and,

•       Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

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

•       Improving the communication between management, our board of directors and the Chief Financial Officer; and

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2018. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

SHINECO, INC.

Dated: November 14, 2017	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

