Form 10-Q
period 2017-12-31
SHINECO, INC.
filed 2018-02-12
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	_____________________ to ______________________

Commission File Number:	001-37776

SHINECO, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 1001, Building T5, DaZu Square, Daxing District, Beijing People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of February 8, 2018, the registrant had 25,214,072 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$29,351,613	$23,154,551
Accounts receivable, net	15,068,392	14,480,004
Due from related parties	529,816	448,833
Inventories	2,502,196	2,346,273
Advances to suppliers, net	3,230,843	2,396,123
Loans to third parties, net	-	830,090
Other receivables, net	981,808	535,700
Short-term deposit	230,201	158,894
Prepaid expenses	138,967	375,459
TOTAL CURRENT ASSETS	52,033,836	44,725,927

Property and equipment at cost, net of accumulated depreciation and amortization	11,670,890	10,320,396
Land use right, net of accumulated amortization	1,385,421	1,346,631
Investments	6,280,999	5,695,080
Deposit for business acquisition	124,474	2,065,686
Distribution right	1,134,099	-
Long-term deposit and other noncurrent assets	116,633	112,883
Prepaid leases	3,698,929	3,784,533
Deferred tax assets	285,917	233,834
Goodwill	2,152,975	-
TOTAL ASSETS	$78,884,173	$68,284,970

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,203,764	$2,663,628
Accounts payable	1,740,791	158,068
Advances from customers	105,785	5,439
Due to related parties	343,655	257,880
Other payables and accrued expenses	2,057,436	337,107
Taxes payable	2,024,768	1,608,926
Deferred tax liability	283,525	-
TOTAL LIABILITIES	7,759,724	5,031,048

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 21,034,072 and 21,034,072 shares issued and outstanding at December 31, 2017 and June 30, 2017	21,034	21,034
Additional paid-in capital	22,737,302	22,737,302
Statutory reserve	3,727,672	3,484,449
Retained earnings	43,675,155	39,064,743
Accumulated other comprehensive loss	(155,024)	(3,140,982)
Total Stockholders' equity of Shineco, Inc.	70,006,139	62,166,546
Non-controlling interest	1,118,310	1,087,376
TOTAL EQUITY	71,124,449	63,253,922

TOTAL LIABILITIES AND EQUITY	$78,884,173	$68,284,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2017	2016	2017	2016

REVENUE	$21,941,696	$17,589,730	$14,132,202	$11,223,066

COST OF REVENUE
Cost of product and services	14,994,212	11,687,306	9,288,701	7,251,134
Business and sales related tax	41,337	33,964	25,724	18,419
Total cost of revenue	15,035,549	11,721,270	9,314,425	7,269,553

GROSS PROFIT	6,906,147	5,868,460	4,817,777	3,953,513

OPERATING EXPENSES
General and administrative expenses	1,863,924	1,398,341	1,028,373	924,577
Selling expenses	845,219	882,354	550,283	502,036
Total operating expenses	2,709,143	2,280,695	1,578,656	1,426,613

INCOME FROM OPERATIONS	4,197,004	3,587,765	3,239,121	2,526,900

OTHER INCOME
Income from equity method investments	350,652	401,768	202,194	240,586
Purchase rebate income	779,935	592,628	411,132	352,638
Other income	139,975	159,308	54,356	73,407
Interest income (expense), net	(31,324)	40,538	(12,139)	7,785
Total other income	1,239,238	1,194,242	655,543	674,416

INCOME BEFORE PROVISION FOR INCOME TAXES	5,436,242	4,782,007	3,894,664	3,201,316

PROVISION FOR INCOME TAXES	595,035	505,387	312,178	303,751

NET INCOME	4,841,207	4,276,620	3,582,486	2,897,565

Less: net income (loss) attributable to non-controlling interest	(12,428)	80,177	(15,259)	49,829

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$4,853,635	$4,196,443	$3,597,745	$2,847,736

COMPREHENSIVE INCOME
Net income	$4,841,207	$4,276,620	$3,582,486	$2,897,565
Other comprehensive income (loss): foreign currency translation gain (loss)	3,030,781	(2,514,175)	1,561,371	(2,317,494)
Total comprehensive income	7,871,988	1,762,445	5,143,857	580,071
Less: comprehensive income attributable to non-controlling interest	32,395	36,441	9,542	9,815

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$7,839,593	$1,726,004	$5,134,315	$570,256

Weighted average number of shares basic and diluted	21,034,072	20,205,409	21,034,072	21,034,072

Basic and diluted earnings per common share	$0.23	$0.21	$0.17	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,841,207	$4,276,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	295,832	299,553
(Recovery of) provision for doubtful accounts	(18,931)	298,297
Increase in inventory reserve	148,043	35,930
Deferred tax benefit	(41,523)	(43,424)
Income from equity method investments	(350,652)	(401,768)
Interest income from loans to related parties	-	(87,220)

Changes in operating assets and liabilities:
Accounts receivable	35,996	(6,148,928)
Advances to suppliers	(733,215)	(282,288)
Inventories	(145,327)	2,530,386
Other receivables	(195,516)	(399,914)
Prepaid expense and other assets	189,270	(152,508)
Due from related parties	(8,399)	240,601
Prepaid leases	237,751	235,872
Accounts payable	1,544,313	5,444
Advances from customers	17,181	79,921
Other payables	1,640,458	(785,057)
Taxes payable	323,744	151,820
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,780,232	(146,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(564,937)	(31,952)
Payment for construction in progress	(602,267)	-
Loan advances to third parties	-	(979,465)
Repayments of loans from third parties	830,889	-
Loan advances to related party	(52,698)	-
Repayments of loans from related parties	-	501,119
Deposit for business acquisition	(121,959)	(2,074,198)
Deposit for potential investment	-	(200,000)
Cash of subsidiary acquired	22,830	-
NET CASH (USED IN) INVESTING ACTIVITIES	(488,142)	(2,784,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	1,204,533	2,697,939
Repayment of short-term loans	(2,743,199)	(2,414,589)
Stock issuance cost payable	-	843,844
Proceeds from initial public offering, net of offering costs	-	4,550,705
Proceeds from advances from related parties	73,556	109,882
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,465,110)	5,787,781

EFFECT OF EXCHANGE RATE CHANGE ON CASH	370,082	(1,122,302)

NET INCREASE IN CASH	6,197,062	1,734,320

CASH - Beginning of the Period	23,154,551	22,009,374

CASH - End of the Period	$29,351,613	$23,743,694

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income tax	$492,206	$219,682
Cash paid for interest	$69,498	$71,586

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement and Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group”.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) with registered capital of RMB 50.0 million ($7,262,000) and owned 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tiankunrunze is a subsidiary of Tenet-Jove, and Tenet-Jove controls Tianzhuo, Tianhuihechuang and Tianxintongye became subsidiaries of Tenet-Jove.

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR and each will own 80% and 20% of the equity interests of ICAITR, respectively. Shineco will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming” as well as other resources.

On September 30, 2017, Tenet-Jove established Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) with registered capital of RMB 10.0 million ($1,502,650). On September 30, 2017, Tenet-Jove established Xinjiang Tianyi Runze Bioengineering Co., Ltd. (“Runze”) with registered capital of RMB 10.0 million ($1,502,650). Xinjiang Taihe and Runze became wholly-owned subsidiaries of Tenet-Jove.

On October 27, 2017, the Company, through its subsidiary Tianjin Tajit E-Commerce Ltd., obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), the largest e-commerce company and largest retailer in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company shall purchase Daiso Products in the amount of approximate RMB 20 million no later than December 31, 2017 and add orders as circumstance requires. The term of the Agreement is currently one year, and it extends for one additional year at each expiration date unless written notice of termination is given by either of the parties.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China.

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB 14,000,000 (approximately $2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that requires Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company has completed the acquisition for 51% of the shares in Tianjin Tajite.

Pursuant to the VIE Agreements, Tenet-Jove has the exclusive right to provide to Zhisheng Group and Ankang Longevity Group consulting services related to their business operations and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over the Zhisheng Group and Ankang Longevity Group. Therefore, the Zhisheng Group and Ankang Longevity Group are treated as Variable Interest Entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017, which was filed on October 13, 2017.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2017	June 30, 2017

Current assets	$45,178,791	$40,584,817
Plant and equipment, net	9,769,794	8,958,282
Other noncurrent assets	11,256,035	10,707,344
Total assets	66,204,620	60,250,443
Total liabilities	(3,440,695)	(4,662,387)
Net assets	$62,763,925	$55,588,056

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income of these entities are reported separately in the unaudited condensed consolidated statements of income and comprehensive income.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, changes could affect the Company’s interest in these entities.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured. As of December 31, 2017 and June 30, 2017, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. As of December 31, 2017 and June 30, 2017, the allowance for doubtful accounts was $54,748 and $48,450, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2017 and June 30, 2017, the Company had an allowance for uncollectible advances to suppliers of $31,401 and $17,618, respectively.

Loans to Third Parties

Loans to third parties consist of various cash advances to unrelated companies and individuals, with whom the Company has business relationships. The loans are due within one year with no interest. Loans to third parties are reviewed periodically as to whether their carrying values remain realizable.

Business Combination

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the net assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available).

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the six and three months ended December 31, 2017 and 2016, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at December 31, 2017 and June 30, 2017. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at December 31, 2017, as it is the Company's policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2007 and after. As of December 31, 2017, the tax years ended June 30, 2012 through June 30, 2017 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Company expects that the adoption of this Act would not have a material impact on its unaudited condensed consolidated financial statements, since most of the profitable entities are its VIEs and VIEs’ subsidiaries, which are located in China. Meanwhile, the subsidiaries of the Company, which are also located in China, such as Tenet-Jove, Tianjin Tenet Huatai, and Tenet-Jove’s subsidiaries and branches have accumulated loss. As a result, no one-time transition tax has been accrued by the Company. The details of the Act are still in the process of being written and when finished, the Company’s position will be reviewed for any potential adjustments.

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

The balance sheet amounts, with the exception of equity, at December 31, 2017 and June 30, 2017 were translated at 1 RMB to 0.1537 USD and at 1 RMB to 0.1475 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended December 31, 2017 and 2016 were at 1 RMB to 0.1506 USD and at 1 RMB to 0.1482 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2017 and 2016 were at 1 RMB to 0.1512 USD and at 1 RMB to 0.1463 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2017 and 2016.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the results of operations and cash flows.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal year beginning after December 31, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU did not have a material effect on the Company’s financial statements.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)”, Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company believess that the adoption of this ASU will not have a material impact on its unaudited condensed financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU would not have a material impact on its unaudited condensed financial statements.

NOTE 3- INVENTORIES

The inventories consist of the following:

	December 31, 2017	June 30, 2017

Raw materials	$848,609	$1,167,553
Work-in-process	763,041	672,966
Finished goods	1,917,212	1,346,437
Less: inventory reserve	(1,026,666)	(840,683)
Total	$2,502,196	$2,346,273

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

 NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2017	June 30, 2017

Buildings	$11,490,519	$10,516,245
Building improvements	53,946	51,797
Machinery and equipment	922,644	474,888
Motor vehicles	109,861	48,651
Construction in progress	614,688	442,646
Office equipment	188,219	153,836
Farmland leasehold improvements	3,231,563	3,102,803
	16,611,440	14,790,866
Less: accumulated depreciation and amortization	(4,940,550)	(4,470,470)
Property, plant and equipment, net	$11,670,890	$10,320,396

Depreciation and amortization expense charged to operations was $276,438 and $281,924 for the six months ended December 31, 2017 and 2016, respectively. Depreciation and amortization expense charged to operations was $139,456 and $134,557 for the three months ended December 31, 2017 and 2016, respectively.

Farmland leasehold improvements consist of following:

	December 31, 2017	June 30, 2017

Blueberry farmland leasehold reconstruction	$2,482,630	$2,383,711
Yew tree planting base reconstruction	278,146	267,064
Greenhouse renovation	470,787	452,028
Total farmland leasehold improvements	$3,231,563	$3,102,803

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

	December 31, 2017	June 30, 2017

Land use rights	$1,709,290	$1,641,181
Less: accumulated amortization	(323,869)	(294,550)
Land use rights, net	$1,385,421	$1,346,631

For the six months ended December 31, 2017 and 2016, the Company recognized amortization expense of $19,394 and $15,045, respectively. For the three months ended December 31, 2017 and 2016, the Company recognized amortization expense of $9,749 and $6,703, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending December 31:

2018	$34,186
2019	34,186
2020	34,186
2021	34,186
2022	34,186
Thereafter	1,214,491
Total	$1,385,421

NOTE 6 – DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution right were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights with no expiration date has been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of November 1, 2017, the distribution right was evaluated at RMB 7,380,000 ($1,134,099).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately $1.0 million) to form a 49% equity investment pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity investment pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new 49% equity investment companies. These two 49% equity investment companies were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of $350,652 and $401,768 for the six months ended December 31, 2017 and 2016, respectively and recorded income of $202,194 and $240,586 for the three months ended December 31, 2017 and 2016, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 12).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2017 and 2016, a total of $779,935 and $592,628 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively. For the three months ended December 31, 2017, total income of $411,132 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $352,638 in the same period in 2016.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and 10% employee welfare fund. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation of the statutory reserve is required. For the six and three months ended December 31, 2017 and 2016, the Company did not record investment income from this investment.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of $200,000 in exchange for the right to acquire certain shares of the Investee’s common stock and preferred stock. For the six and three months ended December 31, 2017 and 2016, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

	December 31, 2017	June 30, 2017

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,155,550	$2,744,391
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	697,205	611,228
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,228,244	2,139,461
Original Lab Inc.	200,000	200,000
Total	$6,280,999	$5,695,080

Summarized financial information of unconsolidated entities is as follows:

	December 31, 2017	June 30, 2017

Current assets	$37,175,436	$32,880,168
Noncurrent assets	274,606	281,162
Current liabilities	29,603,101	26,328,322

	For the six months ended December 31,
	2017	2016

Net sales	$18,018,250	$14,651,055
Gross profit	2,353,334	1,947,737
Income from operations	816,023	815,437
Net income	715,617	819,935

NOTE 8 - DEPOSIT FOR BUSINESS ACQUISITION

On November 16, 2017, Xinjiang Taihe entered into a Strategic Cooperation Agreement (the "Agreement") with Western Xinjiang Tiansheng Agricultural Development Co., Ltd.("Xinjiang Tiansheng"), a leading nursery and agricultural company with extensive industry experience in Xinjiang, China. Pursuant to the Agreement, Xinjiang Taihe intends to acquire 51% equity interest in Xinjiang Tiansheng, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and for cash consideration of RMB 23.8 million (approximately $3,657,000). On December 20, 2017, the Company paid RMB 810,000 ($124,474) as the deposit to secure the deal.

NOTE 9 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate prepaid lease payments on these leases was approximately RMB 36.7 million (approximately $5.6 million). Zhisheng Group was required to prepay lease amount plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Future amortization expense will be recognized as follows:

Twelve months ending December 31:

2018	$485,309
2019	485,309
2020	331,125
2021	220,993
2022	220,993
Thereafter	1,955,200
Total	$3,698,929

NOTE 10 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	December 31, 2017	Maturity Date	Int. Rate/Year
MY Bank-a	128,060	2018-10-20	11.84%
Agricultural Bank of China-d	307,344	2018-7-3	5.22%
Agricultural Bank of China-d	768,360	2018-10-12	5.66%
Total	$1,203,764

Lender	June 30, 2017	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	7,746	2017-9-9	*	13.48%
Agricultural Bank of China-b	295,098	2017-10-16	*	5.22%
Agricultural Bank of China-c	737,745	2017-8-17	*	5.66%
Agricultural Bank of China-d	1,180,392	2017-12-7	*	5.22%
Agricultural Bank of China-e	442,647	2017-11-15	*	5.22%
Total	$2,663,628

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

The Company recorded interest expense of $69,498 and $71,586 for the six months ended December 31, 2017 and 2016, respectively. The annual weighted average interest rates are 5.58% and 5.46% for the six months ended December 31, 2017 and 2016, respectively.

The Company recorded interest expense of $33,470 and $32,283 for the three months ended December 31, 2017 and 2016, respectively. The annual weighted average interest rates are 5.83% and 5.43% for the three months ended December 31, 2017 and 2016, respectively.

Note 11 – ACQUISITION

On December 12, 2016, the Company entered into a merger and acquisition agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), a professional e-commerce company distributing Luobuma fabric commodities and branded products of Daiso 100-yen shops, based in Tianjin, China, to acquire 51% equity interest of Tianjin Tajite.

Pursuant to the agreement, the Company made a payment of RMB 14,000,000 (approximately $2.03 million) in the end of December, 2016 as the total consideration for the acquisition of Tianjin Tajite.

On October 26, 2017, the Company completed the acquisitions of Tianjin Tajite. The acquisition provides a unique opportunity for the Company to enter the market of Luobuma fabric commodities and branded products of Daiso 100-yen shops.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements represent management’s best estimate of fair values as of the Acquisition Date.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	28,521
Inventory	61,329
Other current assets	194,943
Distribution rights	1,134,099
Property, plant and equipment	14,846
Advance from customers	(82,586)
Tax payable	(17,826)
Deferred tax liabilities	(283,525)
Salary payable	(26,508)
Accrued liabilities and other current liabilities	(1,049,667)
Non-controlling interest	1,505
Goodwill	2,152,975
Total purchase price for acquisition, net of $23,301 of cash	$2,128,106

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of Tianjin Tajite have been included in the unaudited condensed consolidated statements of operations from the date of acquisition.

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,134,099	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the six months ended December 31, 2017.

The Company has included the operating results of Tianjin Tajite in its unaudited condensed consolidated financial statements since the Acquisition Date, which includes $80,368 in net sales and $125,178 in net loss of Tianjin Tajite.

The following unaudited pro forma condensed financial information presents the combined results of operations for the six and three months ended December 31, 2017 and 2016 of Shineco, Inc and Tianjin Tajite as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined Six Months Ended December 31,		Pro Forma Combined Three Months Ended December 31,
	2017	2016	2017	2016
Net sales	$22,099	$17,591	$14,194	$11,224
Net income	4,644	3,833	3,553	2,749
Net income per common share, basic and diluted	$0.22	$0.21	$0.17	$0.14
Shares outstanding, basic and diluted	21,034	20,205	21,034	21,034

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

NOTE 12 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of December 31, 2017 and June 30, 2017, the outstanding amounts due from related parties consist of the following:

	December 31, 2017	June 30, 2017

Yang Bin	$153,672	$147,550
Zhang Xin	95,277	91,480
Chang Song	76,068	73,037
Zhang Xinyu	64,116	61,441
Zhang Hua	52,248	28,034
Beijing Huiyinansheng Asset Management Co., Ltd	23,051	22,132
Zhang Yuying	-	15,567
Wang Qiwei	62,239	8,117
Tian Shuangpeng	-	1,475
Zhao Min	3,145	-
	$529,816	$448,833

DUE TO RELATED PARTIES

As of December 31, 2017 and June 30, 2017, the Company had related party payables of $343,655 and $257,880, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	December 31, 2017	June 30, 2017

Wu Yang	98,427	94,505
Wang Sai	150,000	71,942
Zhao Min	95,228	91,433
	$343,655	$257,880

SALES TO RELATED PARTIES

For the six and three months ended December 31, 2017, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of $1,601,634 and $830,180, respectively. For the six and three months ended December 31, 2016, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of $1,682,604 and $882,405, respectively. As of December 31, 2017 and June 30, 2017, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was $2,307,320 and $2,205,453, respectively.

NOTE 13 - TAXES

(a)	Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and its VIEs entities are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIE entities and Xinjiang Taihe receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged.

i)	The components of the income tax expense are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2017	2016	2017	2016
Current income tax provision	$636,558	$548,811	$327,222	$343,292
Deferred income tax benefit	(41,523)	(43,424)	(15,044)	(39,541)
Total	$595,035	$505,387	$312,178	$303,751

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	December 31, 2017	June 30, 2017

Allowance for doubtful accounts	$28,882	$24,598
Inventory reserve	257,035	209,236
Net operating loss carry-forwards	116,525	111,882
Total	402,442	345,716
Valuation allowance	(116,525)	(111,882)
Deferred tax assets, net	$285,917	$233,834

Movement of the valuation allowance:

	December 31, 2017	June 30, 2017

Beginning balance	$111,882	$114,122
Exchange difference	4,643	(2,240)
Ending balance	$116,525	$111,882

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2017 and 2016.

(c) Taxes Payable

Taxes payable consists of the following:

	December 31, 2017	June 30, 2017

Income tax payable	$1,752,850	$1,541,548
Value added tax payable	258,680	60,685
Business tax and other taxes payable	13,238	6,693
	$2,024,768	$1,608,926

NOTE 14 – SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock at a price of $4.50 per share for gross proceeds of $7.7 million and net proceeds of approximately $5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT.”

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of December 31, 2017 and June 30, 2017, the balance of the statutory reserve was $3,727,672 and $3,484,449, respectively.

NOTE 15 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC for which there is no insurance. The cash balance held in the PRC bank accounts was $29,242,123 and $23,112,124 as of December 31, 2017 and June 30, 2017, respectively.

During the six months ended December 31, 2017 and 2016, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2017, three customers accounted for approximately 16%, 13% and 11% of the Company’s total sales, respectively. For the three months ended December 31, 2017, two customers accounted for approximately 26% and 20% of the Company’s total sales, respectively. At December 31, 2017, five customers accounted for approximately 65% of the Company’s accounts receivable.

For the six months ended December 31, 2016, one customer accounted for approximately 16% of the Company’s total sales, respectively. For the three months ended December 31, 2016, three customers accounted for approximately 13%, 12%, and 11% of the Company’s total sales, respectively.

For the six months ended December 31, 2017, four vendors accounted for approximately 40%, 10%, 10%, and 10% of the Company’s total purchases, respectively. For the six months ended December 31, 2016, three vendors accounted for approximately 17%, 15%, and 13% of the Company’s total purchases, respectively.

For the three months ended December 31, 2017, two vendors accounted for approximately 54% and 15% of the Company’s total purchases, respectively. For the three months ended December 31, 2016, four vendors accounted for approximately 25%, 20%, 13% and 10% of the Company’s total purchases, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through December 10, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis.  The future minimum rental payments are as follows:

Twelve months ending December 31:

2018	$566,962
2019	435,075
2020	260,134
2021	216,816
2022	216,816
Thereafter	3,974,959
Total	$5,670,762

Rent expense totaled $269,022 and $324,173 for the six months ended December 31, 2017 and 2016, respectively.

Rent expense totaled $140,566 and $159,271 for the three months ended December 31, 2017 and 2016, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending December 31:

2018	$210,793
2019	210,793
2020	90,340
Total	$511,926

Sublease rental income totaled $108,408 and $106,673 for the six months ended December 31, 2017 and 2016, respectively.

Sublease rental income totaled $54,437 and $53,337 for the three months ended December 31, 2017 and 2016, respectively.

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

NOTE 17 - SEGMENT REPORTING

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

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma development and manufacturing of relevant products.

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

The following table presents summarized information by segment for the six months ended December 31, 2017:

	For the six months ended December 31, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$4,934,073	$6,928,139	$10,079,484	$21,941,696
Cost of goods	2,449,556	5,330,648	7,214,008	14,994,212
Business and sales related tax	13,429	27,908	-	41,337
Gross profit	2,471,088	1,569,583	2,865,476	6,906,147
Gross profit contribution %	35.8%	22.7%	41.5%	100.0%

The following table presents summarized information by segment for the six months ended December 31, 2016:

	For the six months ended December 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,647,959	$6,676,290	$9,265,481	$17,589,730
Cost of goods	808,338	4,915,064	5,963,904	11,687,306
Business and sales related tax	8,472	25,492	-	33,964
Gross profit	831,149	1,735,734	3,301,577	5,868,460
Gross profit contribution %	14.1%	29.6%	56.3%	100.0%

The following table presents summarized information by segment for the three months ended December 31, 2017:

	For the three months ended December 31, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$3,887,776	$3,662,246	$6,582,180	$14,132,202
Cost of goods	1,868,265	2,745,585	4,674,851	9,288,701
Business and sales related tax	8,957	16,767	-	25,724
Gross profit	2,010,554	899,894	1,907,329	4,817,777
Gross profit contribution %	41.7%	18.7%	39.6%	100.0%

The following table presents summarized information by segment for the three months ended December 31, 2016:

	For the three months ended December 31, 2016
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$910,498	$3,495,919	$6,816,649	$11,223,066
Cost of goods	441,118	2,477,351	4,332,665	7,251,134
Business and sales related tax	4,868	13,551	-	18,419
Gross profit	464,512	1,005,017	2,483,984	3,953,513
Gross profit contribution %	11.7%	25.4%	62.9%	100.0%

Total Assets as of

	December 31, 2017	June 30, 2017

Bluish Dogbane or “Luobuma”	$12,487,570	$6,983,551
Herbal products	38,823,053	35,222,278
Agricultural products	27,573,550	26,079,141
	$78,884,173	$68,284,970

NOTE 18 – SUBSEQUENT EVENTS

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of $15,000,000 of shares of common stock. The Shares are being offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of shares of Common Stock that may be issued under this Agreement, excluding the Commitment Shares shall be limited to 4,000,000 shares of Common Stock.

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

The following discussion and analysis of the results of our operations and financial condition for the six months and three months ended December 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2017 and 2016, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Business Overview and Corporate Structure

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement and Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”).

On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014.

Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as “Zhisheng Group.”

Pursuant to the VIE Agreements, Tenet-Jove has the exclusive right to provide to each of the Zhisheng Group entities and Ankang Longevity Group consulting services related to their business operations and management. All these contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from each of the Zhisheng Group entities and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over each of the Zhisheng Group and Ankang Longevity Group. Based on these contractual arrangements, the Zhisheng Group and Ankang Longevity Group are treated as Variable Interest Entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of each of the Zhisheng Group entities and Ankang Longevity Group are consolidated with those of Tenet-Jove. Ankang Longevity Group has several subsidiaries. We carry out all of our business in China through our PRC subsidiaries, our VIEs and their subsidiaries.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) with registered capital of RMB 50.0 million ($7,262,000) and owned 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tiankunrunze is a subsidiary of Tenet-Jove, and Tenet-Jove controls Tianzhuo, Tianhuihechuang and Tianxintongye via Tiankunrunze.

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR and each will own 80% and 20% of the equity interests of ICAITR, respectively. Shineco will invest RMB 5.0 million ($737,745) as the registered capital, and Biorefinery will invest technology such as the patent for “Steam Explosion Degumming” as well as other resources.

On September 21, 2017, the Company, through its wholly owned subsidiary Tenet-Jove, entered into a Strategic Cooperation Agreement (the “Agreement”) with Mr. Jianjun Wang, who is experienced in apocynum planting, manufacturing and knowledgeable in apocynum market and administration procedures with relevant authorities in apocynum industry in China, to establish an Apocynum Industrial Park in Xinjiang, China. Pursuant to the Agreement entered into on September 21, 2017, both parties have agreed to establish a new company, namely, Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) to hold and operate the Apocynum Industrial Park, with a total investment of RMB 50 million (approximately $7.57 million USD), of which the Company will invest RMB 47.5 million and Mr. Wang will invest RMB 2.5 million. Upon the closing of the Agreement, Shineco will own 95% of the equity interest of Xinjiang Taihe.

On September 30, 2017, Tenet-Jove established Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) with registered capital of RMB 10.0 million ($1,502,650). On September 30, 2017, Tenet-Jove established Xinjiang Tianyi Runze Bioengineering Co., Ltd. (“Runze”) with registered capital of RMB 10.0 million ($1,502,650). Xinjiang Taihe and Runze became wholly-owned subsidiaries of Tenet-Jove.

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), the largest e-commerce company and largest retailer in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company shall purchase Daiso Products in the amount of approximate RMB 20 million no later than April 30, 2018 and add orders as circumstance requires. The term of the Daiso Agreement is for one year, and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China.

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite, an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB 14,000,000 (approximately $2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that requires Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company completed the acquisition for 51% of the equity interest in Tianjin Tajite.

The Company, through its subsidiary, Xinjiang Taihe has entered into a definitive Share Exchange and Acquisition Agreement (the “Xinjiang Tiansheng Agreement”) with Western Xinjiang Tiansheng Agricultural Development Co., Ltd ("Xinjiang Tiansheng"). Pursuant to the Xinjiang Tiansheng Agreement, Xinjiang Taihe will receive 51% equity ownership in Xinjiang Tiansheng for further investment in apocynum business expansion in Xinjiang, China, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and cash payments in three separate installments (the “Acquisition Consideration”). The Acquisition Consideration in the aggregate is valued at RMB 23.8 million contingent upon certain milestones in the next years.

Currently, we have three main business segments: (i) Tenet-Jove is engaged in the manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, (iii) Ankang Longevity manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

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

Maintaining effective control of our costs and expenses - Successful cost control depends upon our ability to obtain and maintain adequate material supplies as required by our operations at competitive prices. We will focus on improving our long-term cost control strategies including establishing long-term alliances with certain suppliers to ensure adequate supply is maintained. We will carry forward the economies of scale and advantages from our nationwide distribution network and diversified offerings. Moreover, we will step up our efforts in higher value added products of Luobuma by using an exclusive and patented technology, to optimize quality management, procurement processes and cost control, and give full play to the strong production capacity and trustworthy sales teams to maximize our profit and bring better long-term return for our shareholders.

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

Results of Operations for the Six Months Ended December 31, 2017 and 2016

Overview

The following table summarizes our results of operations for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,		Variance
	2017	2016	Amount	%
Revenue	$21,941,696	$17,589,730	$4,351,966	24.74%
Cost of revenue	15,035,549	11,721,270	3,314,279	28.28%
Gross profit	6,906,147	5,868,460	1,037,687	17.68%
General and administrative expenses	1,863,924	1,398,341	465,583	33.30%
Selling expenses	845,219	882,354	(37,135)	(4.21)%
Income from operations	4,197,004	3,587,765	609,239	16.98%
Income from equity method investments	350,652	401,768	(51,116)	(12.72)%
Purchase rebate income	779,935	592,628	187,307	31.61%
Other income	139,975	159,308	(19,333)	(12.14)%
Interest income (expense)	(31,324)	40,538	(71,862)	(177.27)%
Income before income tax provision	5,436,242	4,782,007	654,235	13.68%
Provision for income taxes	595,035	505,387	89,648	17.74%
Net income	$4,841,207	$4,276,620	$564,587	13.20%
Comprehensive income attributable to Shineco Inc.	$7,839,593	$1,726,004	$6,113,589	354.20%

Revenue

Currently, we have three revenue streams derived from our three major business segments. First, developing, manufacturing and distributing specialized fabrics, textiles and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane;” this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries. Third, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees; this segment is conducted through our VIEs, the Zhisheng Group.

The following table sets forth the breakdown of our revenue for each of our three segments, for the six months ended December 31, 2017 and 2016, respectively:

	Six Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$4,934,073	22.49%	$1,647,959	9.37%	$3,286,114	199.41%
Sales of Chinese medicinal herbal products	6,928,139	31.58%	6,676,290	37.96%	251,849	3.77%
Sales of other agricultural products	10,079,484	45.93%	9,265,481	52.67%	814,003	8.79%
Total Amount	$21,941,696	100.00%	$17,589,730	100.00%	$4,351,966	24.74%

For the six months ended December 31, 2017 and 2016, revenue from sales of Luobuma products was $4,934,073 and $1,647,959, respectively, which represented an increase of $3,286,114 or 199.41%. The significant increase of revenue from this segment was mainly due to revenue generated by a new subsidiary, Xinjiang Taihe, of $2,934,428 for the six months ended December 31, 2017. Moreover, the increase of revenue from this segment was due to increased sales volume of our health awareness related products. The Company also enhanced online sales promotions during the six months ended December 31, 2017, which contributed to more sales revenue overall.

For the six months ended December 31, 2017 and 2016, revenue from sales of Chinese medicinal herbal products was $6,928,139 and $6,676,290, respectively, representing a slight increase of $251,849 or 3.77%. The increase was mainly due to more fulfilled sales orders from customers for the six months ended December 31, 2017 than the same period in 2016.

For the six months ended December 31, 2017 and 2016, revenue from sales of other agricultural products was $10,079,484 and $9,265,481, respectively, representing an increase of $814,003 or 8.79%. The increase was mainly due to the increase in sales volume of yew trees since the public realized the air purification function of the yew trees.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the six months ended December 31, 2017 and 2016, respectively:

	Six Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$2,449,556	16.29%	$808,338	6.90%	$1,641,218	203.04%
Sales of Chinese medicinal herbal products	5,330,648	35.45%	4,915,064	41.93%	415,584	8.46%
Sales of other agricultural products	7,214,008	47.99%	5,963,904	50.88%	1,250,104	20.96%
Business and sales related tax	41,337	0.27%	33,964	0.29%	7,373	21.71%
Total Amount	$15,035,549	100.00%	$11,721,270	100.00%	$3,314,279	28.28%

For the six months ended December 31, 2017 and 2016, cost of revenue from sales of our Luobuma products was $2,449,556 and $808,338, respectively, representing a significant increase of $1,641,218 or 203.04%. The percentage of increase in cost of revenue was proportional to the percentage of the increase in sales.

For the six months ended December 31, 2017 and 2016, cost of revenue from sales of Chinese medicinal herbal products was $5,330,648 and $4,915,064, respectively, representing an increase of $415,584 or 8.46%. The increase was mainly due to increased sales orders for the six months ended December 31, 2017 compared to the same period in 2016. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material and labor costs we incurred in the six months ended December 31, 2017 as compared with those in the corresponding period in 2016.

For the six months ended December 31, 2017 and 2016, cost of revenue from sales of other agricultural products was $7,214,008 and $5,963,904, respectively, representing an increase of $1,250,104 or 20.96%. The increase was mainly due to the increase in freight cost of yew trees since we sold more yew trees in the six months ended December 31, 2017, as compared to the same period in 2016. Additionally, beginning in the first quarter of fiscal year 2017, we started offering storage services, which has higher cost of revenue.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the six months ended December 31, 2017 and 2016, respectively:

	Six Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$2,471,088	35.78%	$831,149	14.16%	$1,639,939	197.31%
Sales of Chinese medicinal herbal products	1,569,583	22.73%	1,735,734	29.58%	(166,151)	(9.57)%
Sales of other agricultural products	2,865,476	41.49%	3,301,577	56.26%	(436,101)	(13.21)%
Total Amount	$6,906,147	100.00%	$5,868,460	100.00%	$1,037,687	17.68%

Gross profit from Luobuma product sales increased by $1,639,939 and gross profit contribution percentage increased by 197.31% for the six months ended December 31, 2017 as compared to the same period of 2016. The increase in gross profit was primarily due to an increase in sales resulting from revenues generated by the new subsidiary Xinjiang Taihe, as mentioned above. The percentage of the increase in gross profit was proportional to the percentage of the increase in sales due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products decreased by $166,151 or 9.57% for the six months ended December 31, 2017 as compared to the same period of 2016. The decrease mainly resulted from higher raw material and labor costs we incurred in the six months ended December 31, 2017 as compared with those in the corresponding period in 2016.

Gross profit from sales of other agricultural products decreased by $436,101 or 13.21% for the six months ended December 31, 2017 as compared to the same period of 2016. The decrease was mainly due to that we started new storage services with lower gross margin in the first quarter of fiscal year 2017, as compared to our traditional freight services provided in 2016.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2017 and 2016, respectively:

	Six Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
General and administrative expenses	$1,863,924	68.80%	$1,398,341	61.31%	$465,583	33.30%
Selling expenses	845,219	31.20%	882,354	38.69%	(37,135)	(4.21)%
Total Amount	$2,709,143	100.00%	$2,280,695	100.00%	$428,448	18.79%

General and Administrative Expenses

For the six months ended December 31, 2017, our general and administrative expenses were $1,863,924, representing an increase of $465,583 or 33.30%, as compared to the same period of 2016. The increase was primarily due to the incorporation of new subsidiaries, Tiankunrunze, Xinjiang Taihe and Tajite in 2017. The increase in general and administrative expenses was also a result of increased professional service fees, such as attorney’s fees, consulting fees and auditing fees.

Selling Expenses

For the six months ended December 31, 2017, our selling and distribution expenses were $845,219, representing a decrease of $37,135, or 4.21%, as compared to the same period of 2016. The decrease was primarily due to decreased rent expense of warehouses, salary expenses, and service fees of e-commerce websites, partially offset by increased promotion expenses during the six months ended December 31, 2017 compared to the same period of 2016.

Income from Equity Method Investments

We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of $350,652 and $401,768 from these equity method investments for the six months ended December 31, 2017 and 2016, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the six months ended December 31, 2017 and 2016, we did not record investment income from Zhen’Ai Network.

On November 21, 2016, the Company entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), pursuant to which the Company made a payment of $200,000 to Original Lab in exchange for the right to acquire certain shares of its common stock and preferred stock. For the six months ended December 31, 2017, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2017, total income of $779,935 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $592,628 in the same period in 2016 due to the increase in purchases in the current period.

Interest Income (Expense), net

For the six months ended December 31, 2017, our net interest expense was $31,324 as compared to interest income of $40,538 in the same period of 2016. The decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of nil and $87,220 was recognized on the loans for the six months ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes

For the six months ended December 31, 2017 and 2016, the Company’s provision for income taxes increased by $89,648 or 17.74 % to $595,035 for the six months ended December 31, 2017 from $505,387 for the six months ended December 31, 2016. The increase in the Company’s provision for income taxes was primarily due to increased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income increased by $564,587 or 13.20% for the six months ended December 31, 2017 as compared to the same period of 2016. The increase in net income was primarily a result of the increase in gross profit, partially offset by the increase in general and administrative expenses.

Comprehensive Income

The comprehensive income was $7,871,988 for the six months ended December 31, 2017, an increase of $6,109,543 from comprehensive income of $1,762,445 for the six months ended December 31, 2016. After deduction of non-controlling interest, the comprehensive income attributable to the Company was $7,839,593 for the six months ended December 31, 2017, compared to comprehensive income of $1,726,004 for the six months ended December 31, 2016. The reason of the significant increase of comprehensive income was due to the increase in both net income as mentioned above and other comprehensive income due to the increase in the recorded gains of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended December 31, 2017 and 2016

Overview

The following table summarizes our results of operations for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Variance
	2017	2016	Amount	%
Revenue	$14,132,202	$11,223,066	$2,909,136	25.92%
Cost of revenue	9,314,425	7,269,553	2,044,872	28.13%
Gross profit	4,817,777	3,953,513	864,264	21.86%
General and administrative expenses	1,028,373	924,577	103,796	11.23%
Selling expenses	550,283	502,036	48,247	9.61%
Income from operations	3,239,121	2,526,900	712,221	28.19%
Income from equity method investments	202,194	240,586	(38,392)	(15.96)%
Purchase rebate income	411,132	352,638	58,494	16.59%
Other income	54,356	73,407	(19,051)	(25.95)%
Interest income (expense)	(12,139)	7,785	(19,924)	(255.93)%
Income before income tax provision	3,894,664	3,201,316	693,348	21.66%
Provision for income taxes	312,178	303,751	8,427	2.77%
Net income	$3,582,486	$2,897,565	$684,921	23.64%
Comprehensive income attributable to Shineco Inc.	$5,134,315	$570,256	$4,564,059	800.35%

Revenue

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$3,887,776	27.51%	$910,498	8.11%	$2,977,278	326.99%
Sales of Chinese medicinal herbal products	3,662,246	25.91%	3,495,919	31.15%	166,327	4.76%
Sales of other agricultural products	6,582,180	46.58%	6,816,649	60.74%	(234,469)	(3.44)%
Total Amount	$14,132,202	100.00%	$11,223,066	100.00%	$2,909,136	25.92%

For the three months ended December 31, 2017 and 2016, revenue from sales of Luobuma products was $3,887,776 and $910,498, respectively, which represented an increase of $2,977,278 or 326.99%. The increase of revenue from this segment was due to establishment of new subsidiary, Xinjiang Taihe, which generated revenue of $2,934,428 for the three months ended December 31, 2017, respectively.

For the three months ended December 31, 2017 and 2016, revenue from sales of Chinese medicinal herbal products was $3,662,246 and $3,495,919, respectively, representing a slight increase of $166,327 or 4.76%. The increase was mainly due to more fulfilled sales orders from customers for the three months ended December 31, 2017 than the same period in 2016.

For the three months ended December 31, 2017 and 2016, revenue from sales of other agricultural products was $6,582,180 and $6,816,649, respectively, representing a decrease of $234,469 or 3.44%. During the three months ended December 31, 2017, sales of other agricultural products were mainly derived from sales of yew trees and our storage services. Our customers would rather sell more inventories than keep them in storage during year-end thus decreased our revenue of storage services. This decrease was partially offset by the increased sales of yew trees.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$1,868,265	20.06%	$441,118	6.07%	$1,427,147	323.53%
Sales of Chinese medicinal herbal products	2,745,585	29.48%	2,477,351	34.08%	268,234	10.83%
Sales of other agricultural products	4,674,851	50.18%	4,332,665	59.60%	342,186	7.90%
Business and sales related tax	25,724	0.28%	18,419	0.25%	7,305	39.66%
Total Amount	$9,314,425	100.00%	$7,269,553	100.00%	$2,044,872	28.13%

For the three months ended December 31, 2017 and 2016, cost of revenue from sales of our Luobuma products was $1,868,265 and $441,118, respectively, representing an increase of $1,427,147 or 323.53%. The percentage of increase in cost of revenue was proportional to the percentage of the increase in sales.

For the three months ended December 31, 2017 and 2016, cost of revenue from sales of Chinese medicinal herbal products was $2,745,585 and $2,477,351, respectively, representing an increase of $268,234 or 10.83%. The increase was mainly due to increased sales orders for the three months ended December 31, 2017 compared to the same period in 2016. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material and labor costs we incurred in the three months ended December 31, 2017, as compared with those in the corresponding period in 2016.

For the three months ended December 31, 2017 and 2016, cost of revenue from sales of other agricultural products was $4,674,851 and $4,332,665, respectively, representing an increase of $342,186 or 7.90%. The increase was mainly due to the increase in freight cost of yew trees since we sold more yew trees in the three months ended December 31, 2017 as compared to the same period in 2016. Meanwhile, in the first quarter of fiscal year 2017, we started offering storage services, which has a relatively high cost of revenue as compared to the rest of cost of revenue from sales of other agricultural products.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
Sales of Luobuma products	$2,010,554	41.73%	$464,512	11.75%	$1,546,042	332.83%
Sales of Chinese medicinal herbal products	899,894	18.68%	1,005,017	25.42%	(105,123)	(10.46)%
Sales of other agricultural products	1,907,329	39.59%	2,483,984	62.83%	(576,655)	(23.21)%
Total Amount	$4,817,777	100.00%	$3,953,513	100.00%	$864,264	21.86%

Gross profit from Luobuma product sales increased by $1,546,042 and gross profit contribution percentage increased by 332.83% for the three months ended December 31, 2017 as compared to the same period of 2016. The increase in gross profit was primarily due to an increase in revenues from the Company’s new subsidiary Xinjiang Taihe, as mentioned above. The percentage of the increase in gross profit was proportional to the percentage of the increase in sales due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products decreased by $105,123 or 10.46% for the three months ended December 31, 2017, as compared to the same period of 2016. The decrease mainly resulted from higher raw material and labor costs we incurred in the three months ended December 31, 2017 as compared with those in the corresponding period in 2016.

Gross profit from sales of other agricultural products decreased by $576,655 or 23.21% for the three months ended December 31, 2017, as compared to the same period of 2016. The decrease was mainly due to that we started new storage services which has a relatively lower gross margin as compared to the rest of cost of revenue from sales of other agricultural products such as our traditional freight services provided in 2016.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2017 and 2016, respectively:

	Three Months Ended December 31,				Variance
	2017	%	2016	%	Amount	%
General and administrative expenses	$1,028,373	65.14%	$924,577	64.81%	$103,796	11.23%
Selling expenses	550,283	34.86%	502,036	35.19%	48,247	9.61%
Total Amount	$1,578,656	100.00%	$1,426,613	100.00%	$152,043	10.66%

General and Administrative Expenses

For the three months ended December 31, 2017, our general and administrative expenses were $1,028,373, representing an increase of $103,796 or 11.23%, as compared to the same period of 2016. The increase in general and administrative expenses for the three months ended December 31, 2017 compared to the same period of 2016 was primarily due to the incorporation of new subsidiaries, Tiankunrunze, Xinjiang Taihe and Tajite in 2017.

Selling Expenses

For the three months ended December 31, 2017, our selling and distribution expenses were $550,283, representing an increase of $48,247, or 9.61%, as compared to the same period of 2016. The increase was primarily due to the acquisition of a new subsidiary, Tajite, in October 2017, and increased promotion expenses, partly offset by decreased rent expense of warehouses and service fees of e-commerce websites during the three months ended December 31, 2017 compared to the same period of 2016.

Income from Equity Method Investments

We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of $202,194 and $240,586 from these equity method investments for the three months ended December 31, 2017 and 2016, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment in the current period.

We invested RMB 14.5 million (approximately $2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended December 31, 2017 and 2016, we did not record investment income from Zhen’Ai Network.

On November 21, 2016, the Company entered into an agreement with Original Lab Inc., a California corporation, pursuant to which the Company made a payment of $200,000 to Original Lab in exchange for the right to acquire certain shares of its common stock and preferred stock. For the three months ended December 31, 2017, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended December 31, 2017, total income of $411,132 was recognized by Ankang Longevity Group from this supplemental agreement, compared to $352,638 in the same period in 2016 due to the increase in purchases in the period covered by this Report.

Interest Income (Expense), net

For the three months ended December 31, 2017, our net interest expense was $12,139 as compared to interest income of $7,785 in the same period of 2016. The decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of nil and $30,972 was recognized on the loans for the three months ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes

For the three months ended December 31, 2017 and 2016, the Company’s provision for income taxes increased by $8,427 or 2.77% to $312,178 for the three months ended December 31, 2017 from $303,751 for the three months ended December 31, 2016. The increase in the Company’s provision for income taxes was primarily due to increased taxable income of Tenet-Jove for the period indicated.

Net Income

Our net income increased by $684,921 or 23.64% for the three months ended December 31, 2017, as compared to the same period of 2016. The increase in net income was primarily a result of the increase in gross profit, partially offset by the increase in general and administrative expenses.

Comprehensive Income

The comprehensive income was $5,143,857 for the three months ended December 31, 2017, an increase of $4,563,786 from comprehensive income of $580,071 for the three months ended December 31, 2016. After deduction of non-controlling interest, the comprehensive income attributable to the Company was $5,134,315 for the three months ended December 31, 2017, compared to comprehensive income of $570,256 for the three months ended December 31, 2016. The reason of the significant increase of comprehensive income was due to increases in both net income as mentioned above and other comprehensive income due to the increase in the recorded gains of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2017 and June 30, 2017, we do not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and proceeds from our initial public offering, as well as from short-term loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

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

Working Capital

The following table provides the information about our working capital at December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017

Current Assets	$52,033,836	$44,725,927
Current Liabilities	7,759,724	5,031,048
Working Capital	$44,274,112	$39,694,879

The working capital increased by $4,579,233 or 11.5% at December 31, 2017 from June 30, 2017, primarily as a result of an increase in cash due to better operating results during the six months ended December 31, 2017. We believe that we currently have sufficient working capital to operate our business.

As of December 31, 2017 and June 30, 2017, the other major component of our working capital is accounts receivable.

The accounts receivable as of December 31, 2017 were $15,068,392, an increase of approximately 4.1% from $14,480,004 as of June 30, 2017, mainly due to an increase of revenue receivable from Xinjiang Taihe of $1,787,674, partly offset a decrease of account receivable from Qingdao Zhihesheng of $1,273,469. In January 2017, the Company entered into two accounts receivable repayment plans with two major customers, Qingdao Ship Owners Association and Shaanxi Pharmaceutical Group, who each agreed to pay RMB 2.0 million ($307,344 as of December 31, 2017) per month starting from March 2017, and the balance of accounts receivable from them as of December 31, 2016 was paid off before December 31, 2017. As date of this Report, the balance of the account receivables from these two major customers have been collected under the repayment plan. In the meanwhile, the Company continues to make sales transactions with these two customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2017 and June 30, 2017, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2017 and 2016.

	For the six months ended December 31,
	2017	2016

Net cash provided by (used in) operating activities	$7,780,232	$(146,663)
Net cash (used in) investing activities	(488,142)	(2,784,496)
Net cash (used in) provided by financing activities	(1,465,110)	5,787,781
Effect of exchange rate changes on cash	370,082	(1,122,302)
Net increase in cash	6,197,062	1,734,320
Cash, beginning of period	23,154,551	22,009,374
Cash, end of period	$29,351,613	$23,743,694

Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2017 was approximately $7.8 million, consisting of net income of $4.8 million and net changes in our operating assets and liabilities, which mainly included an increase in other payable of $1.6 million and an increase in accounts payable of $1.5 million. Net cash used in operating activities during the six months ended December 31, 2016 was approximately $0.1 million, consisting of net income of $4.3 million, income from equity method investments of $1.0 million as reconciled and net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of $5.6 million, reduction in inventory of $2.5 million and repayment in other payables of $0.8 million.

Investing Activities

For the six months ended December 31, 2017, net cash used in investing activities was approximately $0.5 million as compared to net cash used in investing activities of $2.8 million for the same period of 2016. The decrease in net cash used in investing activities was primarily due to a decrease in payments of deposit for business acquisition of $2.0 million and a decrease in payments of loans to third parties of $1.0 million, partially offset by an increase in payment of construction in progress of $0.6 million for the six months ended December 31, 2017, as compared to the same period in 2016.

Financing Activities

For the six months ended December 31, 2017, net cash used in financing activities amounted to $1.5 million, as opposed to net cash provided by financing activities of $5.8 million for the same period of 2016. The decrease of $7.3 million in net cash provided by financing activities was primarily due to a decrease in proceeds from short-term loans of $1.5 million and absence of proceeds from our initial public offering for the six months ended December 31, 2017, since we completed our initial public offering in 2016, as compared to the same period in 2016.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter of 2018. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

SHINECO, INC.

Dated: February 12, 2018	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2018	By:	/s/ Sam Wang
Sam Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

