Form 10-Q
period 2018-03-31
SHINECO, INC.
filed 2018-05-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________ to ____________

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

As of May 14, 2018, the registrant had 21,234,072 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,432,209	$23,154,551
Accounts receivable, net	24,864,469	14,480,004
Due from related parties	409,193	448,833
Inventories	2,765,143	2,346,273
Advances to suppliers, net	3,582,001	2,396,123
Deferred issuance cost	434,000	-
Other current assets	818,934	1,900,143
TOTAL CURRENT ASSETS	61,305,949	44,725,927

Property and equipment, net	12,463,088	10,320,396
Land use right, net of accumulated amortization	1,426,571	1,346,631
Investments	6,703,975	5,695,080
Deposit for business acquisition	128,967	2,065,686
Distribution rights	1,175,033	-
Long-term deposit and other noncurrent assets	121,494	112,883
Prepaid leases	3,706,730	3,784,533
Deferred tax assets	-	233,834
Goodwill	2,230,683	-
TOTAL ASSETS	$89,262,490	$68,284,970

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,481,156	$2,663,628
Accounts payable	3,242,373	158,068
Advances from customers	6,811	5,439
Due to related parties	206,885	257,880
Other payables and accrued expenses	2,181,904	337,107
Taxes payable	2,385,329	1,608,926
TOTAL CURRENT LIABILITIES	10,504,458	5,031,048

Deferred tax liability	4,229	-
TOTAL LIABILITIES	10,508,687	5,031,048

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 21,234,072 and 21,034,072 shares issued and outstanding at March 31, 2018 and June 30, 2017	21,234	21,034
Additional paid-in capital	23,171,102	22,737,302
Statutory reserve	4,074,570	3,484,449
Retained earnings	47,880,159	39,064,743
Accumulated other comprehensive loss	2,489,677	(3,140,982)
Total Stockholders' equity of Shineco, Inc.	77,202,742	62,166,546
Non-controlling interest	1,117,061	1,087,376
TOTAL EQUITY	78,319,803	63,253,922

TOTAL LIABILITIES AND EQUITY	$89,262,490	$68,284,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017

REVENUE	$35,282,977	$25,531,313	$13,341,281	$7,941,583

COST OF REVENUE
Cost of product and services	23,059,329	17,007,048	8,065,117	5,319,742
Business and sales related tax	55,624	53,228	14,287	19,264
Total cost of revenue	23,114,953	17,060,276	8,079,404	5,339,006

GROSS PROFIT	12,168,024	8,471,037	5,261,877	2,602,577

OPERATING EXPENSES
General and administrative expenses	2,820,689	2,029,981	956,765	631,640
Selling expenses	1,232,713	1,186,536	387,494	304,182
Total operating expenses	4,053,402	3,216,517	1,344,259	935,822

INCOME FROM OPERATIONS	8,114,622	5,254,520	3,917,618	1,666,755

OTHER INCOME
Income from equity method investments	703,453	699,380	352,801	297,612
Purchase rebate income	1,191,011	846,297	411,076	253,669
Other income	220,270	253,196	80,295	93,888
Interest income (expense), net	(41,684)	15,124	(10,360)	(25,414)
Total other income	2,073,050	1,813,997	833,812	619,755

INCOME BEFORE PROVISION FOR INCOME TAXES	10,187,672	7,068,517	4,751,430	2,286,510

PROVISION FOR INCOME TAXES	834,647	833,661	239,612	328,274

NET INCOME	9,353,025	6,234,856	4,511,818	1,958,236

Less: net income (loss) attributable to non-controlling interest	(52,512)	116,006	(40,084)	35,829

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$9,405,537	$6,118,850	$4,551,902	$1,922,407

COMPREHENSIVE INCOME
Net income	$9,353,025	$6,234,856	$4,511,818	$1,958,236
Other comprehensive income (loss): foreign currency translation gain (loss)	5,714,317	(1,985,492)	2,683,536	528,683
Total comprehensive income	15,067,342	4,249,364	7,195,354	2,486,919
Less: comprehensive income attributable to non-controlling interest	31,146	80,161	(1,249)	43,720

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$15,036,196	$4,169,203	$7,196,603	$2,443,199

Weighted average number of shares basic and diluted	21,080,787	20,477,598	21,176,294	21,034,072

Basic and diluted earnings per common share	$0.45	$0.30	$0.21	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,353,025	$6,234,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	489,835	445,037
Loss from disposal of property and equipment	5,520	-
Bad debt expense	47,497	147,770
Increase in inventory reserve	153,029	45,419
Deferred tax (benefit) provision	(35,677)	9,790
Income from equity method investments	(703,452)	(699,380)
Interest income from loans to related parties	-	(86,585)

Changes in operating assets and liabilities:
Accounts receivable	(8,876,896)	(7,744,632)
Advances to suppliers	(939,882)	(929,907)
Inventories	(315,834)	2,613,094
Other receivables	259,946	(864,944)
Prepaid expense and other assets	233,107	(192,464)
Due from related parties	125,501	361,287
Prepaid leases	361,665	351,480
Accounts payable	2,945,920	185,693
Advances from customers	(81,157)	26,247
Other payables	1,716,955	(1,519,339)
Taxes payable	604,558	232,390
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,343,660	(1,384,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,721,647)	(41,016)
Proceeds from disposal of property and equipment	603	-
Payment for construction in progress	(5,843)	-
Repayments (advances to) of loans from third parties	831,453	(506,452)
Loan advances to related party	(53,443)	-
Repayments of loans from related parties	-	567,246
Income received from investments in unconsolidated entities	152,694	551,933
Deposit for business acquisition	(123,682)	(2,060,548)
Deposit for potential investment	-	(200,000)
Cash of subsidiary acquired	23,153	-
NET CASH (USED IN) INVESTING ACTIVITIES	(896,712)	(1,688,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,443,100	2,680,184
Repayment of short-term loans	(2,820,126)	(2,406,426)
Stock issuance cost payable	-	843,844
Proceeds from initial public offering, net of offering costs	-	4,550,705
Repayments of advances from related parties	(68,465)	(68,984)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(445,491)	5,599,323

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,276,201	(861,050)

NET INCREASE IN CASH	5,277,658	1,665,248

CASH - Beginning of the Period	23,154,551	22,009,374

CASH - End of the Period	$28,432,209	$23,674,622

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$702,064	$579,566
Cash paid for interest	$98,017	$109,208

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
Issued 200,000 shares of deferred issuance cost	$434,000	$-

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement and Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as  the “Zhisheng Group”.

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

Since Shineco is effectively controlled by the majority shareholders of the Zhisheng Group and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and its VIEs, the Zhisheng Group and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove and its VIEs are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco was  accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Tenet-Jove and its VIEs had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) with registered capital of RMB 50.0 million (US$ 7,262,000) and owns  65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million (US$ 1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million (US$ 1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million (US$ 1,451,615). Therefore, Tenet-Jove controls Tiankunrunze and its wholly owned subsidiaries.

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR and each will own 80% and 20% of the equity interests of ICAITR, respectively. Shineco invested  RMB 5.0 million (US$ 737,745) as the registered capital, and Biorefinery will invest a technology patent named “Steam Explosion Degumming ”.

On September 30, 2017, Tenet-Jove established Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) with registered capital of RMB 10.0 million (US$ 1,502,650). On September 30, 2017, Tenet-Jove established Xinjiang Tianyi Runze Bioengineering Co., Ltd. (“Runze”) with registered capital of RMB 10.0 million (US$ 1,502,650). Xinjiang Taihe and Runze became wholly-owned subsidiaries of Tenet-Jove.

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB 14,000,000 (approximately US$ 2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that required  Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company  completed the acquisition for 51% of the shares in Tianjin Tajite.

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Ltd., obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), one of the largest e-commerce companies and one of the largest retailers in China . On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company agreed to  purchase Daiso Products in the amount of approximately RMB 20 million by  April 30, 2018  and add orders as circumstance requires. The term of the Agreement is currently one year, and it extends for one additional year at each expiration date unless written notice of termination is given by either of the parties.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China.

The Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; 2) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another .

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

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries. All intercompany accounts and transactions  have been eliminated.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2018	June 30, 2017

Current assets	50,095,204	$40,584,817
Plant and equipment, net	10,496,029	8,958,282
Other noncurrent assets	11,726,385	10,707,344
Total assets	72,317,618	60,250,443
Total liabilities	(4,804,706)	(4,662,387)
Net assets	67,512,912	$55,588,056

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the net income  (loss) of these entities are reported separately in the unaudited condensed consolidated statements of income and comprehensive income.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred taxes  and inventory reserves. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2018 and June 30, 2017, the Company had no cash equivalents.

Under PRC law, it is generally required that a commercial bank in the PRC that holds third party cash deposits protect the depositors’ rights over and interests in their deposited money. PRC banks are subject to a series of risk control regulatory standards, and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. As of March 31, 2018 and June 30, 2017, the allowance for doubtful accounts was US$ 98,799 and US$ 48,450, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2018 and June 30, 2017, the Company had an allowance for uncollectible advances to suppliers of US$ 2,686 and US$ 17,618, respectively.

Loans to Third Parties

Loans to third parties consist of various cash advances to unrelated companies and individuals, with whom the Company has business relationships. The loans are due within one year with no interest. Loans to third parties are reviewed periodically as to whether their carrying values remain realizable.

Business Combinations

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

Land Use Rights

According to the Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. In accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights which are usually prepaid, are stated at cost less accumulated amortization. Amortization is provided over the life of the land use rights, using the straight-line method. The estimated useful life is 50 years, based on the term of the land use rights.

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the nine and three months ended March 31, 2018 and 2017, the Company did not recognize any impairment of its long-lived assets.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices  in level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at March 31, 2018 and June 30, 2017. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at March 31, 2018, as it is the Company's policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2007 and after. As of March 31, 2018, the tax years ended June 30, 2012 through June 30, 2017 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Company expects that the adoption of this Act would not have a material impact on its unaudited condensed consolidated financial statements, since most of the profitable entities are its VIEs and VIEs’ subsidiaries, which are located in China. Meanwhile, the subsidiaries of the Company, which are also located in China, such as Tenet-Jove, Tianjin Tenet Huatai, and Tenet-Jove’s subsidiaries and branches have accumulated loss es. As a result, no one-time transition tax has been accrued by the Company. The details of the Act are still in the process of being written and when finished, the Company’s position will be reviewed for any potential adjustments.

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

The balance sheet amounts, with the exception of equity, at March 31, 2018 and June 30, 2017 were translated at 1 RMB to 0.1592 USD and at 1 RMB to 0.1475 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the nine months ended March 31, 2018 and 2017 were at 1 RMB to 0.1527 USD and at 1 RMB to 0.1472 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2018 and 2017 were at 1 RMB to 0.1573 USD and at 1 RMB to 0.1451 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2018 and 2017.

Reclassification

Certain prior year amounts had been reclassified to conform to the current period presentation. These reclassifications have no effect on the results of operations and cash flows  previously reported.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)”, Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company believes that the adoption of this ASU will not have a material impact on its unaudited condensed financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU will  not have a material impact on its unaudited condensed financial statements.

NOTE 3 - INVENTORIES

The inventories consist of the following:

	March 31, 2018	June 30, 2017

Raw materials	$1,105,152	$1,167,553
Work-in-process	881,342	672,966
Finished goods	1,845,389	1,346,437
Less: inventory reserve	(1,066,740)	(840,683)
Total	$2,765,143	$2,346,273

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2018	June 30, 2017

Buildings	$13,051,625	$10,516,245
Building improvements	55,893	51,797
Machinery and equipment	1,008,847	474,888
Motor vehicles	95,850	48,651
Construction in progress	6,092	442,646
Office equipment	198,347	153,836
Farmland leasehold improvements	3,348,201	3,102,803
	17,764,855	14,790,866
Less: accumulated depreciation and amortization	(5,301,767)	(4,470,470)
Property and equipment, net	$12,463,088	$10,320,396

Depreciation and amortization expense charged to operations was US$ 460,146 and US$ 415,163 for the nine months ended March 31, 2018 and 2017, respectively. Depreciation and amortization expense charged to operations was US$ 183,708 and US$ 133,239 for the three months ended March 31, 2018 and 2017, respectively.

Farmland leasehold improvements consist of following:

	March 31, 2018	June 30, 2017

Blueberry farmland leasehold reconstruction	$2,572,236	$2,383,711
Yew tree planting base reconstruction	288,186	267,064
Greenhouse renovation	487,779	452,028
Total farmland leasehold improvements	$3,348,201	$3,102,803

NOTE 5 - LAND USE RIGHTS

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

	March 31, 2018	June 30, 2017

Land use rights	$1,770,985	$1,641,181
Less: accumulated amortization	(344,414)	(294,550)
Land use rights, net	$1,426,571	$1,346,631

For the nine months ended March 31, 2018 and 2017, the Company recognized amortization expense of US$ 29,689 and US$ 29,874, respectively. For the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of US$ 10,295 and US$ 14,829, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending March 31:

2018	$35,420
2019	35,420
2020	35,420
2021	35,420
2022	35,420
Thereafter	1,249,471
Total	$1,426,571

NOTE 6 – DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights with no expiration date has been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of March 31, 2018 , the distribution right was evaluated at RMB 7,380,000 (US$ 1,175,033).

NOTE 7 – INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) to form a 49% equity investment pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity investment pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). Ankang Longevity Group obtained 49% interest in each of these two new 49% equity investment companies. These two 49% equity investment companies were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 550,759 and US$ 588,994 for the nine months ended March 31, 2018 and 2017, respectively and recorded income of US$ 200,107 and US$ 187,226 for the three months ended March 31, 2018 and 2017, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 12).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2018 and 2017 a total of US$ 1,191,011 and US$ 846,297 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively. For the three months ended March 31, 2018, total income of US$ 411,076 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 253,669 in the same period in 2017.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund  contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to  the statutory reserve is required. For the nine and three months  ended March 31, 2018 and 2017, the Company recorded investment income distributions of US$ 152,694 and US$ 110,387 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. For the nine and three months ended March 31, 2018 and 2017, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

	March 31, 2018	June 30, 2017

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,435,550	$2,744,391
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	759,756	611,228
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,308,669	2,139,461
Original Lab Inc.	200,000	200,000
Total	$6,703,975	$5,695,080

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2018	June 30, 2017

Current assets	$44,046,482	$32,880,168
Noncurrent assets	284,733	281,162
Current liabilities	35,785,761	26,328,322

	For the nine months ended March 31,
	2018	2017

Net sales	$28,482,180	$21,516,345
Gross profit	3,549,739	2,904,497
Income from operations	1,225,896	1,204,295
Net income	1,123,997	1,202,028

NOTE 8 - DEPOSIT FOR BUSINESS ACQUISITION

On November 16, 2017, Xinjiang Taihe entered into a Strategic Cooperation Agreement (the "Agreement") with Western Xinjiang Tiansheng Agricultural Development Co., Ltd. ("Xinjiang Tiansheng"), a leading nursery and agricultural company with extensive industry experience in Xinjiang, China. Pursuant to the Agreement, Xinjiang Taihe intends to acquire 51% equity interest in Xinjiang Tiansheng, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and for cash consideration of RMB 23.8 million (approximately US$ 3,657,000). On December 20, 2017, the Company paid RMB 810,000 (US$ 128,967) as a  deposit.

NOTE 9 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate prepaid lease payments on these leases was approximately RMB 36.7 million (approximately US$ 5.8 million). Zhisheng Group was required to prepay the leases  plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Future amortization expense will be recognized as follows:

Twelve months ending March 31:

2018	$502,826
2019	502,826
2020	480,004
2021	228,970
2022	228,970
Thereafter	1,763,134
Total	$3,706,730

NOTE 10 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	March 31, 2018	Maturity Date	Int. Rate/Year
MY Bank-a	92,877	2018-10-20	11.84%
Agricultural Bank of China-d	318,437	2018-7-3	5.22%
Agricultural Bank of China-d	796,093	2018-10-12	5.66%
Agricultural Bank of China-d	1,273,749	2019-1-30	5.66%
Total	$2,481,156

Lender	June 30, 2017	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	7,746	2017-9-9	*	13.48%
Agricultural Bank of China-b	295,098	2017-10-16	*	5.22%
Agricultural Bank of China-c	737,745	2017-8-17	*	5.66%
Agricultural Bank of China-d	1,180,392	2017-12-7	*	5.22%
Agricultural Bank of China-e	442,647	2017-11-15	*	5.22%
Total	$2,663,628

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

The Company recorded interest expense of US$ 98,017 and US$ 111,500 for the nine months ended March 31, 2018 and 2017, respectively. The annual weighted average interest rates are 5.79% and 5.21% for the nine months ended March 31, 2018 and 2017, respectively.

The Company recorded interest expense of US$ 28,519 and US$ 39,914 for the three months ended March 31, 2018 and 2017, respectively. The annual weighted average interest rates are 5.85% and 4.71% for the three months ended March 31, 2018 and 2017, respectively.

Note 11 – ACQUISITION

On December 12, 2016, the Company entered into a merger and acquisition agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), a professional e-commerce company distributing Luobuma fabric commodities and branded products of Daiso 100-yen shops, based in Tianjin, China, to acquire a 51 % equity interest of Tianjin Tajite.

Pursuant to the agreement, the Company made a payment of RMB 14,000,000 (approximately US$ 2.1 million) at the end of December, 2016 as the total consideration for the acquisition of Tianjin Tajite.

On October 26, 2017, the Company completed the acquisition of Tianjin Tajite. The acquisition provides a unique opportunity for the Company to enter the market of Luobuma fabric commodities and branded products of Daiso 100-yen shops.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	29,550
Inventory	63,543
Other current assets	201,979
Distribution rights	1,175,033
Property, plant and equipment	15,382
Advance from customers	(85,567)
Tax payable	(18,470)
Deferred tax liabilities	(293,758)
Salary payable	(27,464)
Accrued liabilities and other current liabilities	(1,087,553)
Non-controlling interest	1,560
Goodwill	2,230,683
Total purchase price for acquisition, net of US$ 24,142 of cash	$2,204,918

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of Tianjin Tajite have been included in the unaudited condensed consolidated statements of operations from the date of acquisition.

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,175,033	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the nine months ended March 31, 2018.

The Company has included the operating results of Tianjin Tajite in its unaudited condensed consolidated financial statements since the Acquisition Date, which includes US$ 193,332 in net sales and US$ 272,534 in net loss of Tianjin Tajite.

The following unaudited pro forma condensed financial information presents the combined results of operations for the nine and three months ended March 31, 2018 and 2017 of Shineco, Inc and Tianjin Tajite as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined Nine Months Ended March 31,		Pro Forma Combined Three Months Ended March 31,
	2018	2017	2018	2017
Net sales	$35,443	$25,687	$13,341	$8,096
Net income	9,153	5,702	4,512	1,866
Net income per common share, basic and diluted	$0.44	$0.30	$0.21	$0.09
Shares outstanding, basic and diluted	21,034	20,478	21,034	21,034

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

As of March 31, 2018 and June 30, 2017, the outstanding amounts due from related parties consist of the following

	March 31, 2018	June 30, 2017

Yang Bin	$159,218	$147,550
Zhang Xin	98,716	91,480
Chang Song	62,891	73,037
Zhang Xinyu	-	61,441
Zhang Hua	-	28,034
Beijing Huiyinansheng Asset Management Co., Ltd	23,883	22,132
Zhang Yuying	-	15,567
Wang Qiwei	64,485	8,117
Tian Shuangpeng	-	1,475
	$409,193	$448,833

DUE TO RELATED PARTIES

As of March 31, 2018 and June 30, 2017, the Company had related party payables of US$ 206,885 and US$ 257,880, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	March 31, 2018	June 30, 2017

Wu Yang	101,979	94,505
Wang Sai	6,878	71,942
Zhao Min	98,028	91,433
	$206,885	$257,880

SALES TO RELATED PARTIES

For the nine and three months ended March 31, 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 2,388,488 and US$ 786,854, respectively. For the nine and three months ended March 31, 2017, the Company recorded sales to Shaanxi Pharmaceutical Group  of US$ 2,562,560 and US$ 879,956, respectively. As of March 31, 2018 and June 30, 2017, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,927,705 and US$ 2,205,453, respectively.

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

i)	The components of the income tax expense are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2018	2017	2018	2017
Current income tax provision	$870,324	$823,871	$233,766	$275,060
Deferred income tax provision (benefit)	(35,677)	9,790	5,846	53,214
Total	$834,647	$833,661	$239,612	$328,274

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	March 31, 2018	June 30, 2017
Deferred tax assets:
Allowance for doubtful accounts	$22,462	$24,598
Inventory reserve	267,067	209,236
Net operating loss carry-forwards	120,730	111,882
Total	410,259	345,716
Valuation allowance	(120,730)	(111,882)
Total deferred tax assets	289,529	233,834
Deferred tax liability:
Distribution rights	(293,758)	-
Total deferred tax liability	(293,758)	-
Deferred tax assets (liability), net	$(4,229)	$233,834

Movement of the valuation allowance:

	March 31, 2018	June 30, 2017

Beginning balance	$111,882	$114,122
Exchange difference	8,848	(2,240)
Ending balance	$120,730	$111,882

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2018 and 2017.

(c) Taxes Payable

Taxes payable consists of the following:

	March 31, 2018	June 30, 2017

Income tax payable	$1,823,629	$1,541,548
Value added tax payable	552,491	60,685
Business tax and other taxes payable	9,209	6,693
	$2,385,329	$1,608,926

NOTE 14 – SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock at a price of US$ 4.50 per share for gross proceeds of US$ 7.7 million and net proceeds of approximately US$ 5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT.”

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of March 31, 2018 and June 30, 2017, the balance of the required statutory  reserves were US$ 4,074,570 and US$ 3,484,449, respectively.

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with IFG Opportunity Fund LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 of shares of common stock. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 200,000 shares of the Company’s Common Stock to IFG Fund. The Purchase Shares are being offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of Purchase Shares shall not exceed 4,000,000. As the date of this Current Report, the Purchase Agreement continues to be in full force and effect.

NOTE 15 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC for which there is no insurance. The cash balance held in the PRC bank accounts was US$ 28,272,219 and US$ 23,112,124 as of March 31, 2018 and June 30, 2017, respectively.

During the nine months ended March 31, 2018 and 2017, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2018, three customers accounted for approximately 23%, 10% and 10% of the Company’s total sales, respectively. For the three months ended March 31, 2018, one customer accounted for approximately 40% of the Company’s total sales. At March 31, 2018, five customers accounted for approximately 73% of the Company’s accounts receivable.

For the nine months ended March 31, 2017, one customer accounted for approximately 11% of the Company’s total sales. For the three months ended March 31, 2017, five customers accounted for approximately 13%, 13%, 11%, 10%, and 10% of the Company’s total sales, respectively.

For the nine months ended March 31, 2018, two vendors accounted for approximately 40% and 18% of the Company’s total purchases, respectively. For the nine months ended March 31, 2017, three vendors accounted for approximately 19%, 17%, and 14% of the Company’s total purchases, respectively.

For the three months ended March 31, 2018, two vendors accounted for approximately 30% and 30% of the Company’s total purchases, respectively. For the three months ended March 31, 2017, two vendors accounted for approximately 38% and 16% of the Company’s total purchases, respectively.

NOTE 16 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through December 10, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending March 31:

2018	$550,668
2019	449,992
2020	262,658
2021	219,879
2022	219,879
Thereafter	3,976,145
Total	$5,679,221

Rent expense totaled US$ 409,669 and US$ 491,591 for the nine months ended March 31, 2018 and 2017, respectively.

Rent expense totaled US$ 140,647 and US$ 167,418 for the three months ended March 31, 2018 and 2017, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending March 31:

2018	219,879
2019	219,879
2020	36,647
Total	$476,405

Sublease rental income totaled US$ 164,909 and US$ 158,957 for the nine months ended March 31, 2018 and 2017, respectively.

Sublease rental income totaled US$ 56,501 and US$ 52,284 for the three months ended March 31, 2018 and 2017, respectively.

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleges that the Company breached the Agreement and seeks money damages up to US$ 6 million. The Company believes that these claims are without merit and intends to vigorously defend itself.

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

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma growing, development and manufacturing of relevant products, as well as purchasing Luobuma raw materials processing.

This segment’s operations are focused in the north region of Mainland China, mostly carried out in Beijing, Tianjin and Xinjiang City.

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

The following table presents summarized information by segment for the nine months ended March 31, 2018:

	For the nine months ended March 31, 2018
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$10,411,292	$10,231,923	$14,639,762	$35,282,977
Cost of goods	4,805,701	7,894,122	10,359,506	23,059,329
Business and sales related tax	15,244	40,380	-	55,624
Gross profit	5,590,347	2,297,421	4,280,256	12,168,024
Gross profit contribution %	45.9%	18.9%	35.2%	100.0%

The following table presents summarized information by segment for the nine months ended March 31, 2017:

	For the nine months ended March 31, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$2,769,003	$9,725,580	$13,036,730	$25,531,313
Cost of goods	1,373,423	7,196,451	8,437,174	17,007,048
Business and sales related tax	12,391	40,837	-	53,228
Gross profit	1,383,189	2,488,292	4,599,556	8,471,037
Gross profit contribution %	16.3%	29.4%	54.3%	100.0%

The following table presents summarized information by segment for the three months ended March 31, 2018:

	For the three months ended March 31, 2018
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$5,477,219	$3,303,784	$4,560,278	$13,341,281
Cost of goods	2,356,145	2,563,474	3,145,498	8,065,117
Business and sales related tax	1,815	12,472	-	14,287
Gross profit	3,119,259	727,838	1,414,780	5,261,877
Gross profit contribution %	59.3%	13.8%	26.9%	100.0%

The following table presents summarized information by segment for the three months ended March 31, 2017:

	For the three months ended March 31, 2017
	Bluish	Herbal	Agricultural
	dogbane	products	products	Total
Segment revenue	$1,121,044	$3,049,290	$3,771,249	$7,941,583
Cost of goods	565,085	2,281,387	2,473,270	5,319,742
Business and sales related tax	3,919	15,345	-	19,264
Gross profit	552,040	752,558	1,297,979	2,602,577
Gross profit contribution %	21.2%	28.9%	49.9%	100.0%

Total Assets as of

	March 31, 2018	June 30, 2017

Bluish Dogbane or “Luobuma”	$16,601,966	$6,983,551
Herbal products	41,846,641	35,222,278
Agricultural products	30,813,883	26,079,141
	$89,262,490	$68,284,970

NOTE 18 – SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 15, 2018, and the Company has evaluated subsequent events through this date.

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

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of revenue, earnings, capital structure and other financial items;

●	statements of our plans and objectives, including those that relate to our proposed expansions and the effect such expansions may have on our revenues;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

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

The following discussion and analysis of the results of our operations and financial condition for the nine month and three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2017 and 2016, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Forward-Looking Statements

The statements in this discussion that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections The words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” the negative forms thereof, or similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements are identified by those words or expressions. Forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control. Actual results, performance or achievements may differ materially from those expressed or implied by forward-looking statements depending on a variety of important factors, including, but not limited to, weather, local, regional, national and global Luobuma and herbal medicines price fluctuations, availability of financing and interest rates, competition, changes in, or failure to comply with, government regulations, costs, uncertainties and other effects of legal and other administrative proceedings, and other risks and uncertainties. . Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this quarterly report on Form 10-Q. We are not undertaking to update or revise any forward-looking statement, whether as a result of new information, future events or circumstances or otherwise.

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement and Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng Group”.

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

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) with registered capital of RMB 50.0 million (US$ 7,262,000) and owns 65% interest of Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million (US$ 1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million (US$ 1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million (US$ 1,451,615). Therefore, Tenet-Jove controls Tiankunrunze and its wholly owned subsidiaries.

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR and each will own 80% and 20% of the equity interests of ICAITR, respectively. Shineco invested RMB 5.0 million (US$ 737,745) as the registered capital, and Biorefinery will invest a technology patent for “Steam Explosion Degumming”.

On September 21, 2017, the Company, through its wholly owned subsidiary Tenet-Jove, entered into a Strategic Cooperation Agreement (the “Agreement”) with Mr. Jianjun Wang, who is experienced in apocynum planting, manufacturing and knowledgeable in apocynum market and administration procedures with relevant authorities in apocynum industry in China, to establish an Apocynum Industrial Park in Xinjiang, China. Pursuant to the Agreement entered into on September 21, 2017, both parties have agreed to establish a new company, namely, Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) to hold and operate the Apocynum Industrial Park, with a total investment of RMB 50 million (approximately US$ 7.57 million), of which the Company will invest RMB 47.5 million and Mr. Wang will invest RMB 2.5 million. Upon the closing of the Agreement, Shineco will own 95% of the equity interest of Xinjiang Taihe.

On September 30, 2017, Tenet-Jove established Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) with registered capital of RMB 10.0 million (US$ 1,502,650). On September 30, 2017, Tenet-Jove established Xinjiang Tianyi Runze Bioengineering Co., Ltd. (“Runze”) with registered capital of RMB 10.0 million (US$ 1,502,650). Xinjiang Taihe and Runze became wholly-owned subsidiaries of Tenet-Jove.

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite, an online  e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB 14,000,000 (approximately US$ 2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that required Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company completed the acquisition for 51% of the equity interest in Tianjin Tajite.

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), one of the largest e-commerce companies and one of the largest retailers in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company agreed to purchase Daiso Products in the amount of approximately RMB 20 million by August, 2018  and add orders as circumstance requires. The term of the Daiso Agreement is for one year, and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China.

The Company, through its subsidiary, Xinjiang Taihe has entered into a definitive Share Exchange and Acquisition Agreement (the “Xinjiang Tiansheng Agreement”) with Western Xinjiang Tiansheng Agricultural Development Co., Ltd ("Xinjiang Tiansheng"). Pursuant to the Xinjiang Tiansheng Agreement, Xinjiang Taihe will receive 51% equity ownership in Xinjiang Tiansheng for further investment in apocynum business expansion in Xinjiang, China, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and cash payments in three separate installments (the “Acquisition Consideration”). The first installment in the amount of RMB810,000 was paid to Xinjiang Tiansheng (the “Xinjiang Tiansheng Deposit”). The Acquisition Consideration in the aggregate is valued at RMB 23.8 million contingent upon certain milestones in the next years. The Company and Xinjiang Tiansheng expect to terminate the Xinjiang Tiansheng Agreement, and Xinjiang Tiansheng is expected to return the Xinjiang Tiansheng Deposit following such termination.

Currently, we have three main business segments: (i) Tenet-Jove is engaged in the developing, manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma , as well as purchasing Luoboma raw materials processing; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, (iii) Ankang Longevity manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one and other.

Financing Activities

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of $15,000,000 (the “Available Amount”) of shares of common stock (the “Shares”), par value $0.001 per share (the “Common Stock”). The Shares are being offered in an indirect primary offering consisting of an equity line of credit (the “Offering”), in accordance with the terms and conditions of the Purchase Agreement. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 200,000 shares of the Company’s Common Stock (the “Commitment Shares”) to IFG Fund. The Offering is being made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 (the “Prospectus Supplement”) and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711) (the “Registration Statement”). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, deferred taxes and inventory reserves. Actual results could differ from those estimates.

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices in level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Results of Operations for the Nine Months Ended March 31, 2018 and 2017

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2018 and 2017:

	Nine Months Ended March 31,		Variance
	2018	2017	Amount	%
Revenue	$35,282,977	$25,531,313	$9,751,664	38.19%
Cost of revenue	23,114,953	17,060,276	6,054,677	35.49%
Gross profit	12,168,024	8,471,037	3,696,987	43.64%
General and administrative expenses	2,820,689	2,029,981	790,708	38.95%
Selling expenses	1,232,713	1,186,536	46,177	3.89%
Income from operations	8,114,622	5,254,520	2,860,102	54.43%
Income from equity method investments	703,453	699,380	4,073	0.58%
Purchase rebate income	1,191,011	846,297	344,714	40.73%
Other income	220,270	253,196	(32,926)	(13.00)%
Interest income (expense), net	(41,684)	15,124	(56,808)	(375.61)%
Income before income tax provision	10,187,672	7,068,517	3,119,155	44.13%
Provision for income taxes	834,647	833,661	986	0.12%
Net income	$9,353,025	$6,234,856	$3,118,169	50.01%
Comprehensive income attributable to Shineco Inc.	$15,036,196	$4,169,203	$10,866,993	260.65%

Revenue

Currently, we have three revenue streams derived from our three major business segments. First, developing, manufacturing and distributing specialized fabrics, textiles and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane”, as well as purchasing and Luoboma raw materials processing, this segment is channeled through our wholly owned subsidiary, Tenet-Jove.  Second, processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries. Third, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees; this segment is conducted through our VIEs, the Zhisheng Group.

The following table sets forth the breakdown of our revenue for each of our three segments, for the nine months ended March 31, 2018 and 2017, respectively:

	Nine months ended March 31,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$10,411,292	29.51%	$2,769,003	10.85%	$7,642,289	275.99%
Sales of Chinese medicinal herbal products	10,231,923	29.00%	9,725,580	38.09%	506,343	5.21%
Sales of other agricultural products	14,639,762	41.49%	13,036,730	51.06%	1,603,032	12.30%
Total Amount	$35,282,977	100.00%	$25,531,313	100.00%	$9,751,664	38.19%

For the nine months ended March 31, 2018 and 2017, revenue from sales of Luobuma products was US$ 10,411,292 and US$ 2,769,003, respectively, which represented a significant increase of US$ 7,642,289 or 275.99%. The significant increase of revenue from this segment was mainly due to revenue generated by a new subsidiary, Xinjiang Taihe, of US$ 8,145,196 for the nine months ended March 31, 2018. Moreover, the increase of revenue from this segment was due to increased sales volume of our health awareness related products. The Company also enhanced online sales promotions during the nine months ended March 31, 2018, which contributed to more sales revenue overall.

For the nine months ended March 31, 2018 and 2017, revenue from sales of Chinese medicinal herbal products was US$ 10,231,923 and US$ 9,725,580, respectively, representing an increase of US$ 506,343 or 5.21%. The increase was mainly due to more fulfilled sales orders from customers for the nine months ended March 31, 2018 than the same period in 2017.

For the nine months ended March 31, 2018 and 2017, revenue from sales of other agricultural products was US$ 14,639,762 and US$ 13,036,730, respectively, representing an increase of US$ 1,603,032 or 12.30%. The increase was mainly due to the increase in sales volume of yew trees since the public realized the air purification function of the yew trees.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the nine months ended March 31, 2018 and 2017, respectively:

	Nine months ended March 31,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$4,805,701	20.79%	$1,373,423	8.05%	$3,432,278	249.91%
Sales of Chinese medicinal herbal products	7,894,122	34.15%	7,196,451	42.18%	697,671	9.69%
Sales of other agricultural products	10,359,506	44.82%	8,437,174	49.46%	1,922,332	22.78%
Business and sales related tax	55,624	0.24%	53,228	0.31%	2,396	4.50%
Total Amount	$23,114,953	100.00%	$17,060,276	100.00%	$6,054,677	35.49%

For the nine months ended March 31, 2018 and 2017, cost of revenue from sales of our Luobuma products was US$ 4,805,701 and US$ 1,373,423, respectively, representing a significant increase of US$ 3,432,278 or 249.91%. The percentage of the increase in cost of revenue was lower than the increase in sales during this period, primarily due to the lower raw material costs ratio from our new subsidiary, Xinjiang Taihe for the nine months ended March 31, 2018 as compared to the corresponding period in 2017.

For the nine months ended March 31, 2018 and 2017, cost of revenue from sales of Chinese medicinal herbal products was US$ 7,894,122 and US$ 7,196,451, respectively, representing an increase of US$ 697,671 or 9.69%. The increase was mainly due to increased sales orders for the nine months ended March 31, 2018 compared to the same period in 2017. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material and labor costs we incurred in the nine months ended March 31, 2018 as compared with those in the corresponding period in 2017.

For the nine months ended March 31, 2018 and 2017, cost of revenue from sales of other agricultural products was US$ 10,359,506 and US$ 8,437,174, respectively, representing an increase of US$ 1,922,332 or 22.78%. The increase was mainly due to the increase in freight cost of yew trees since we sold more yew trees in the nine months ended March 31, 2018, as compared to the same period in 2017. Additionally, beginning in the second quarter of fiscal year 2017,  we started offering storage services, which has higher cost of revenue.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the nine months ended March 31, 2018 and 2017, respectively:

	Nine months ended March 31,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$5,590,347	45.94%	$1,383,189	16.33%	$4,207,158	304.16%
Sales of Chinese medicinal herbal products	2,297,421	18.88%	2,488,292	29.37%	(190,871)	(7.67)%
Sales of other agricultural products	4,280,256	35.18%	4,599,556	54.30%	(319,300)	(6.94)%
Total Amount	$12,168,024	100.00%	$8,471,037	100.00%	$3,696,987	43.64%

Gross profit from Luobuma product sales increased by US$ 4,207,158 and gross profit contribution percentage increased by 304.16% for the nine months ended March 31, 2018 as compared to the same period of 2017. The increase in gross profit was primarily due to an increase in sales resulting from revenues generated by the new subsidiary Xinjiang Taihe, as mentioned above. The percentage of increase in gross profit was higher than the percentage of increase in sales mainly due to the higher gross margin from Xinjiang Taihe for the nine months ended March 31, 2018 as compared to the corresponding period in 2017.

Gross profit from sales of Chinese medicinal herbal products decreased by US$ 190,871 or 7.67% for the nine months ended March 31, 2018 as compared to the same period of 2017. The decrease mainly resulted from higher raw material and labor costs we incurred in the nine months ended March 31, 2018 as compared with those in the corresponding period in 2017.

Gross profit from sales of other agricultural products decreased by US$ 319,300 or 6.94% for the nine months ended March 31, 2018 as compared to the same period of 2017. The decrease was mainly due to that we started new storage services with lower gross margin in the second quarter of fiscal year 2017,  as compared to our traditional freight services provided in 2017.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2018 and 2017, respectively:

	Nine months ended March 31,				Variance
	2018	%	2017	%	Amount	%
General and administrative expenses	$2,820,689	69.59%	$2,029,981	63.11%	$790,708	38.95%
Selling expenses	1,232,713	30.41%	1,186,536	36.89%	46,177	3.89%
Total Amount	$4,053,402	100.00%	$3,216,517	100.00%	$836,885	26.02%

General and Administrative Expenses

For the nine months ended March 31, 2018, our general and administrative expenses were US$ 2,820,689, representing an increase of US$ 790,708 or 38.95%, as compared to the same period of 2017. The increase was primarily due to the incorporation and acquisition of new subsidiaries, Tiankunrunze in second quarter of fiscal year 2017, and Xinjiang Taihe and Tianjin Tajite in fiscal year 2018.  The increase in general and administrative expenses was also a result of increased professional service fees, such as attorney’s fees, consulting fees and auditing fees.

Selling Expenses

For the nine months ended March 31, 2018, our selling and distribution expenses were US$ 1,232,713, representing a slight increase of US$ 46,177, or 3.89%, as compared to the same period of 2017. The increase was primarily due to the acquisition of a new subsidiary, Tianjin Tajite, in  October 2017. The increase in selling and distribution expenses was also a result of increased promotion expenses as the Company enhanced its online sales promotions, partially offset by decreased rent expense of warehouse and salary expenses due to more effective cost control during the nine months ended March 31, 2018 compared to the same period of 2017.

Income from Equity Method Investments

We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 550,759 and US$ 588,994 from these equity method investments for the nine months ended March 31, 2018 and 2017, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the nine months ended March 31, 2018 and 2017, we recorded investment income distributions of US$ 152,694 and US$ 110,387 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), pursuant to which the Company made a payment of US$ 200,000 to Original Lab in exchange for the right to acquire certain shares of its common stock and preferred stock. For the nine months ended March 31, 2018 and 2017, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2018, total income of US$ 1,191,011 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 846,297 in the same period in 2017 due to the increase in purchases in the current period.

Interest Income (Expense), net

For the nine months ended March 31, 2018, our net interest expense was US$ 41,684 as compared to interest income of US$ 15,124 in the same period of 2017. The decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of nil and US$ 86,585 was recognized on the loans for the nine months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes

For the nine months ended March 31, 2018 and 2017, the Company’s provision for income taxes increased slightly by US$ 986 or 0.12% to US$ 834,647 for the nine months ended March 31, 2018 from US$ 833,661 for the nine months ended March 31, 2017. The increase in the Company’s provision for income taxes was primarily due to increased taxable income of Ankang Longevity Group, partially offset by the decreased taxable income of Tenet-Jove for the period indicated.

Net Income

Our net income increased by US$ 3,118,169 or 50.01% for the nine months ended March 31, 2018 as compared to the same period of 2017. The increase in net income was primarily a result of the increase in gross profit, partially offset by the increase in general and administrative expenses.

Comprehensive Income

The comprehensive income was US$ 15,067,342 for the nine months ended March 31, 2018, an increase of US$ 10,817,978 from comprehensive income of US$ 4,249,364 for the nine months ended March 31, 2017. After deduction of non-controlling interest, the comprehensive income attributable to the Company was US$ 15,036,196 for the nine months ended March 31, 2018, compared to comprehensive income attributable to the Company of US$ 4,169,203 for the nine months ended March 31, 2017. The reason of the significant increase of comprehensive income was due to the increase in both net income as mentioned above and other comprehensive income due to the increase in the recorded gains of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Variance
	2018	2017	Amount	%
Revenue	$13,341,281	$7,941,583	$5,399,698	67.99%
Cost of revenue	8,079,404	5,339,006	2,740,398	51.33%
Gross profit	5,261,877	2,602,577	2,659,300	102.18%
General and administrative expenses	956,765	631,640	325,125	51.47%
Selling expenses	387,494	304,182	83,312	27.39%
Income from operations	3,917,618	1,666,755	2,250,863	135.04%
Income from equity method investments	352,801	297,612	55,189	18.54%
Purchase rebate income	411,076	253,669	157,407	62.05%
Other income	80,295	93,888	(13,593)	(14.48)%
Interest expense, net	(10,360)	(25,414)	15,054	(59.24)%
Income before income tax provision	4,751,430	2,286,510	2,464,920	107.80%
Provision for income taxes	239,612	328,274	(88,662)	(27.01)%
Net income	$4,511,818	$1,958,236	$2,553,582	130.40%
Comprehensive income attributable to Shineco Inc.	$7,196,603	$2,443,199	$4,753,404	194.56%

Revenue

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$5,477,219	41.05%	$1,121,044	14.12%	$4,356,175	388.58%
Sales of Chinese medicinal herbal products	3,303,784	24.76%	3,049,290	38.4%	254,494	8.35%
Sales of other agricultural products	4,560,278	34.19%	3,771,249	47.48%	789,029	20.92%
Total Amount	$13,341,281	100.00%	$7,941,583	100.00%	$5,399,698	67.99%

For the three months ended March 31, 2018 and 2017, revenue from sales of Luobuma products was US$ 5,477,219 and US$ 1,121,044, respectively, which represented an increase of US$ 4,356,175 or 388.58%. The increase of revenue from this segment was due to establishment of new subsidiary, Xinjiang Taihe, which generated revenue of US$ 5,210,768 for  the three months ended March 31, 2018.

For the three months ended March 31, 2018 and 2017, revenue from sales of Chinese medicinal herbal products was US$ 3,303,784 and US$ 3,049,290, respectively, representing an increase of US$ 254,494 or 8.35%. The increase was mainly due to more fulfilled sales orders from customers for the three months ended March 31, 2018 than the same period in 2017.

For the three months ended March 31, 2018 and 2017, revenue from sales of other agricultural products was US$ 4,560,278 and US$ 3,771,249, respectively, representing an increase of US$ 789,029 or 20.92%. During the three months ended March 31, 2018, sales of other agricultural products were mainly derived from sales of yew trees and our storage services. The increase was mainly due to the increase in sales volume of yew trees since the public realized the air purification function of the yew trees.

Cost of Revenue

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$2,356,145	29.16%	$565,085	10.59%	$1,791,060	316.95%
Sales of Chinese medicinal herbal products	2,563,474	31.73%	2,281,387	42.73%	282,087	12.36%
Sales of other agricultural products	3,145,498	38.93%	2,473,270	46.32%	672,228	27.18%
Business and sales related tax	14,287	0.18%	19,264	0.36%	(4,977)	(25.84)%
Total Amount	$8,079,404	100.00%	$5,339,006	100.00%	$2,740,398	51.33%

For the three months ended March 31, 2018 and 2017, cost of revenue from sales of our Luobuma products was US$ 2,356,145 and US$ 565,085, respectively, representing an increase of US$ 1,791,060 or 316.95%. The percentage of the increase in cost of revenue was lower than the increase in sales during this period, primarily due to the lower raw material costs ratio from our new subsidiary, Xinjiang Taihe for the three months ended March 31, 2018 as compared to the corresponding period in 2017.

For the three months ended March 31, 2018 and 2017, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,563,474 and US$ 2,281,387, respectively, representing an increase of US$ 282,087 or 12.36%. The increase was mainly due to increased sales orders for the three months ended March 31, 2018 compared to the same period in 2017. The percentage of the increase in cost of revenue was higher than the increase in sales during this period, primarily due to the higher raw material and labor costs we incurred in the three months ended March 31, 2018, as compared with those in the corresponding period in 2017.

For the three months ended March 31, 2018 and 2017, cost of revenue from sales of other agricultural products was US$ 3,145,498 and US$ 2,473,270, respectively, representing an increase of US$ 672,228 or 27.18%. The increase was mainly due to the increase in freight cost of yew trees since we sold more yew trees in the three months ended March 31, 2018 as compared to the same period in 2017. Meanwhile, in the second quarter of fiscal year 2017 , we started offering storage services, which has a relatively high cost of revenue as compared to the rest of cost of revenue from sales of other agricultural products

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$3,119,259	59.28%	$552,040	21.21%	$2,567,219	465.04%
Sales of Chinese medicinal herbal products	727,838	13.83%	752,558	28.92%	(24,720)	(3.28)%
Sales of other agricultural products	1,414,780	26.89%	1,297,979	49.87%	116,801	9.00%
Total Amount	$5,261,877	100.00%	$2,602,577	100.00%	$2,659,300	102.18%

Gross profit from Luobuma product sales increased by US$ 2,567,219 and gross profit contribution percentage increased by 465.04% for the three months ended March 31, 2018 as compared to the same period of 2017. The increase in gross profit was primarily due to an increase in revenues from the Company’s new subsidiary Xinjiang Taihe, as mentioned above. The percentage of increase in gross profit was higher than the percentage of increase in sales mainly due to the higher gross margin from Xinjiang Taihe for the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Gross profit from sales of Chinese medicinal herbal products decreased by US$ 24,720 or 3.28% for the three months ended March 31, 2018, as compared to the same period of 2017. The decrease mainly resulted from higher raw material and labor costs we incurred in the three months ended March 31, 2018 as compared with those in the corresponding period in 2017.

Gross profit from sales of other agricultural products increased by US$ 116,801 or 9.00% for the three months ended March 31, 2018, as compared to the same period of 2017. The increase was mainly due to that we started new storage services in the  second quarter of fiscal year 2017, as well as the increase in sales volume of yew trees since the public realized the air purification function of the yew trees.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,				Variance
	2018	%	2017	%	Amount	%
General and administrative expenses	$956,765	71.17%	$631,640	67.50%	$325,125	51.47%
Selling expenses	387,494	28.83%	304,182	32.50%	83,312	27.39%
Total Amount	$1,344,259	100.00%	$935,822	100.00%	$408,437	43.64%

General and Administrative Expenses

For the three months ended March 31, 2018, our general and administrative expenses were US$ 956,765, representing an increase of US$ 325,125 or 51.47%, as compared to the same period of 2017. The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the same period of 2017 was  primarily due to the incorporation and acquisition of new subsidiaries, Tiankunrunze in last quarter of fiscal year 2017, and Xinjiang Taihe and Tianjin Tajite in fiscal year 2018.

Selling Expenses

For the three months ended March 31, 2018, our selling and distribution expenses were US$ 387,494, representing an increase of US$ 83,312, or 27.39%, as compared to the same period of 2017. The increase was primarily due to the acquisition of a new subsidiary, Tianjin Tajite, in October 2017. The increase in selling and distribution expenses was also a result of increased promotion expenses as the Company enhanced its online sales promotions, partially offset by decreased rent expense of warehouse and salary expenses due to more effective cost  control during the three months ended March 31, 2018 compared to the same period of 2017.

Income from Equity Method Investments

We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 200,107 and US$ 187,226 from these equity method investments for the three months ended March 31, 2018 and 2017, respectively. The increase in net income was primarily due to higher net profit in the two 49% equity investment in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended March 31, 2018 and 2017, we recorded investment income distributions of US$ 152,694 and US$ 110,387 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company entered into an agreement with Original Lab Inc., a California corporation, pursuant to which the Company made a payment of US$ 200,000 to Original Lab in exchange for the right to acquire certain shares of its common stock and preferred stock. For the three months ended March 31, 2018, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended March 31, 2018, total income of US$ 411,076 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 253,669 in the same period in 2017 due to the increase in purchases in the period covered by this Report.

Interest Expense, net

For the three months ended March 31, 2018, our net interest expense was US$ 10,360 as compared to interest expense of US$ 25,414 in the same period of 2017. The decrease in net interest expenses was primarily due to decreased average principal of short-term bank loans during the three month ended March 31, 2018 as compared to the same period in 2017.

Provision for Income Taxes

For the three months ended March 31, 2018 and 2017, the Company’s provision for income taxes decreased by US$ 88,662 or 27.01% to US$ 239,612 for the three months ended March 31, 2018 from US$ 328,274 for the three months ended March 31, 2017. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove for the period indicated.

Net Income

Our net income increased by US$ 2,553,582 or 130.40% for the three months ended March 31, 2018, as compared to the same period of 2017. The increase in net income was primarily a result of the increase in gross profit, partially offset by the increase in general and administrative expenses.

Comprehensive Income

The comprehensive income was US$ 7,195,354 for the three months ended March 31, 2018, an increase of US$ 4,708,435 from comprehensive income of US$ 2,486,919 for the three months ended March 31, 2017. After deduction of non-controlling interest, the comprehensive income attributable to the Company was US$ 7,196,603 for the three months ended March 31, 2018, compared to comprehensive income attributable to the Company of US$ 2,443,199 for the three months ended March 31, 2017. The reason of the significant increase of comprehensive income was due to increases in both net income as mentioned above and other comprehensive income due to the increase in the recorded gains of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2018 and June 30, 2017, we do not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and proceeds from our initial public offering, as well as from short-term loans. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 28, 2016, we completed the initial public offering of 1,713,190 shares of the Company’s common stock at a price of US$ 4.50 per share for gross proceeds of US$ 7.7 million and net proceeds of approximately US$ 5.4 million.

Management believes that our current cash, cash flows from current and future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk

Working Capital

The following table provides the information about our working capital at March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017

Current Assets	$61,305,949	$44,725,927
Current Liabilities	10,504,458	5,031,048
Working Capital	$50,801,491	$39,694,879

The working capital increased by US$ 11,106,612 or 28.0% at March 31, 2018 from June 30, 2017, primarily as a result of an increase in cash due to better operating results during the nine months ended March 31, 2018. We believe that we currently have sufficient working capital to operate our business.

As of March 31, 2018 and June 30, 2017, the other major component of our working capital is accounts receivable.

The accounts receivable as of March 31, 2018 were US$ 24,864,469, an increase of approximately 71.7% from US$ 14,480,004 as of June 30, 2017, mainly due to an increase of revenue receivable from Xinjiang Taihe of US$ 7,835,322, Qingdao Zhihesheng of US$ 1,471,693 and Ankang Longevity Group of US$ 1,015,325. In January 2017, the Company entered into two accounts receivable repayment plans with two major customers, Qingdao Ship Owners Association and Shaanxi Pharmaceutical Group, who each agreed to pay RMB 2.0 million (US$ 318,437 as of March 31, 2018 per month starting from March 2017, and the balance of accounts receivable from them as of December 31, 2016 was paid off before December 31, 2017. As date of this Report, the balance of the account receivables from these two major customers have been collected under the repayment plan. In the meanwhile, the Company continues to make sales transactions with these two customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2018 and June 30, 2017, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2018 and 2017.

	For the nine months ended March 31,
	2018	2017

Net cash provided by (used in) operating activities	$5,343,660	$(1,384,188)
Net cash used in investing activities	(896,712)	(1,688,837)
Net cash (used in) provided by financing activities	(445,491)	5,599,323
Effect of exchange rate changes on cash	1,276,201	(861,050)
Net increase in cash	5,277,658	1,665,248
Cash, beginning of period	23,154,551	22,009,374
Cash, end of period	$28,432,209	$23,674,622

Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2018 was approximately US$ 5.3 million, consisting of net income of US$ 9.4 million and net changes in our operating assets and liabilities, which mainly included an increase in account receivables of US$ 8.9 million, an increase in accounts payable of US$ 2.9 million and an increase in other payable of US$ 1.7 million. Net cash used in operating activities during the nine months ended March 31, 2017 was approximately US$ 1.4 million, consisting of net income of US$ 6.2 million, income from equity method investments of US$ 0.7 million as reconciled and net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of US$ 7.7 million, reduction in inventory of US$ 2.6 million and repayment in other payables of US$ 1.5 million.

Investing Activities

For the nine months ended March 31, 2018, net cash used in investing activities was approximately US$ 0.9 million as compared to net cash used in investing activities of US$ 1.7 million for the same period of 2017. The decrease in net cash used in investing activities was primarily due to a decrease in payments of deposit for business acquisition of US$ 2.0 million, partially offset by an increase in acquisitions of property and equipment of US$ 1.7 million for the nine months ended March 31, 2018, as compared to the same period in 2017.

Financing Activities

For the nine months ended March 31, 2018, net cash used in financing activities amounted to US$ 0.4 million, as opposed to net cash provided by financing activities of US$ 5.6 million for the same period of 2017. The decrease of US$ 6.0 million in net cash provided by financing activities was primarily due to absence of proceeds from our initial public offering for the nine months ended March 31, 2018, since we completed our initial public offering on September 28, 2016,  as compared to the same period in 2017.

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

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to following material weaknesses:

●	Lack of full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

In order to address the above material weaknesses, our management plans to take the following steps:

●	Recruiting sufficient qualified professionals with appropriate levels of knowledge and experience to assist in reviewing and resolving accounting issues in routine or complex transactions. To mitigate the reporting risks, we engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

●	Improving the communication between management, board of directors and the Chief Financial Officer; and

●	Obtaining proper approval for other significant and non-routine transactions from the Board of Directors.

The Company believes the foregoing measures will remediate the identified material weaknesses in future periods. The Company is committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2018. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101. INS	XBRL Instance Document *
101. SCH	XBRL Taxonomy Extension Schema Document *
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: May 15, 2018	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)