Form 10-K
period 2018-06-30
SHINECO, INC.
filed 2018-10-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  June 30, 2018

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-37776

SHINECO, INC.
(Exact name of issuer as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Room 1001, Building T5, DaZu Square,
Daxing District, Beijing
People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (+86) 10-87227366

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of 16,676,070 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $38,354,961 as of December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.3 per share, as reported on the Nasdaq Capital Market.

As of October 15, 2018, the registrant had 22,871,772 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2018

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

Although the registrant believes that the expectations reflected in the forward-looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

All references to “we,” “us,” “our,” “TYHT,” “Company,” “registrant” or similar terms used in this report refer to Shineco, Inc., a Delaware corporation (“TYHT”), including its consolidated subsidiaries and variable interest entities (“VIEs”), unless the context otherwise indicates.

ii

Part I

ITEM 1.	Business

General Overview

We are a Delaware holding company that uses our subsidiaries’ and variable interest entities’ vertically and horizontally integrated production, distribution and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

1. Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products. This segment is conducted through Ankang Longevity Group, which operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, China, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owns a factory specializing in decoction, which is the process by which solid materials are heated or boiled in order to extract liquids, and distributes decoction products to wholesalers and pharmaceutical companies around China. This segment accounted for approximately 32% of our revenues for the year ended June 30, 2018.

2. Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media). We currently cultivate and sell yew mainly to large group and corporate customers, but do not currently process yew trees into Chinese or Western medicines. This segment is conducted through the Company’s variable interest entities: the Zhisheng Group, which comprises the following Chinese companies participating in our yew tree business: Shineco Zhisheng (Beijing) Bio-Technology Co. (“Zhisheng Bio-Tech”), Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”), and Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). This segment accounted for approximately 43% of our revenues for the year ended June 30, 2018. Zhisheng Agricultural has not had any significant business activities and thus we have deregistered it in 2017. We have transferred all assets, rights and liabilities to an affiliated entity, Zhisheng Freight.

3. Developing and distributing specialized fabrics, textiles and other byproducts derived from an indigenous Chinese plant Apocynum Venetum, grown in the Xinjiang region of China, and known in Chinese as “Luobuma” or “bluish dogbane”. Our Luobuma products are specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. These products are predicated on centuries-old traditions of Eastern herbal remedies derived from the Luobuma raw material. This segment is channeled through the Company’s directly-owned subsidiary, Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). This segment accounted for approximately 25% of our revenues for the year ended June 30, 2018.

We primarily market our health and wellbeing-focused products in China. At present, we do not sell any of our products in the United States or Canada. China’s domestic pharmaceutical and healthcare products market is fast-growing but, in our opinion, underdeveloped. We believe China’s healthcare sector has the capacity to develop even further. From pharmaceuticals to medical products to general consumer health, China remains among the world’s most attractive markets, and by far the fastest-growing of all the large emerging ones. Driving this growth is China’s aging population, increased incidence of chronic diseases, and a material increase in investment from both domestic and foreign corporations. The growth also reflects the Chinese government’s focus on healthcare as both a social priority (as witnessed in its late 2000s healthcare reforms) and a strategic priority (as evidenced in the 12th five-year plan’s stated focus on growing the biomedical industry in the future).

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

On April 19, 2017, Tenet-Jove established Xinjiang Tiankunrunze Biological Engineering Co., Ltd. (“Tiankunrunze”) and owned a 65% equity interest in Tiankunrunze. On April 28, 2017, Tiankunrunze established Xinjiang Tianzhuo Technology Development Co., Ltd. (“Tianzhuo”) with registered capital of RMB 10.0 million ($1,450,233). On May 22, 2017, Tiankunrunze established Xinjiang Tianhuihechuang Agriculture Development Co., Ltd. (“Tianhuihechuang”) with registered capital of RMB 10.0 million ($1,452,294). On May 23, 2017, Tiankunrunze established Xinjiang Tianxintongye Biotechnology Development Co., Ltd. (“Tianxintongye”) with registered capital of RMB 10.0 million ($1,451,615). Tianzhuo, Tianhuihechuang and Tianxintongye became subsidiaries of Tenet-Jove.

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

As of June 30, 2018, Tenet-Jove, through a series of contractual relationships, effectively controls and manages:

●	Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), which owns a controlling interest in the following Chinese companies participating in our traditional Chinese medicine business: Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (“Ankang Longevity Decoction Pieces”), Ankang Longevity Pharmaceutical Group Chain Co., Ltd. (“Ankang Longevity Chain”), and Ankang Longevity Pharmaceutical Group Pharmaceutical Industry Co., Ltd. (“Ankang Longevity Industry”); and

●	Zhisheng Group, which comprises the following Chinese companies participating in our yew tree business: Shineco Zhisheng (Beijing) Bio-Technology Co., Yantai Zhisheng International Freight Forwarding Co., Ltd, Yantai Zhisheng International Trade Co., Ltd, and Qingdao Zhihesheng Agricultural Produce Services, Ltd.

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

Zhisheng Agricultural has not had any significant business activities and thus we have deregistered it in 2017. We have transferred all assets, rights and liabilities to an affiliated entity, Zhisheng Freight.

On September 30, 2017, Tenet-Jove established Xinjiang Tianyitaihe Agriculture Development Co., Ltd. (“Tianyitaihe”) with registered capital of RMB 10.0 million ($1,502,652). On September 30, 2017, Tenet-Jove also established Xinjiang Tianyirunze Biotechnology Development Co., Ltd. (“Tianyirunze”) with registered capital of RMB 10.0 million ($1,502,652). Tianyitaihe and Tianyirunze are wholly owned subsidiaries of Tenet-Jove.

Our current corporate structure as of June 30, 2018 is as follows:

Contractual Arrangements with Ankang Longevity Group or Zhisheng Group and their Owners

We conduct our business through a combination of contractual arrangements with PRC operating companies and equity ownership of PRC subsidiaries. In most cases, we have had to use contractual relationships because direct investment by foreign-owned companies like our Delaware company is prohibited or restricted. In other cases we have elected to do so in spite of being permitted to own such operating company directly. Where we operate our business through such contractual relationships, we are subject to risks related to such operation.

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

Due, in part, to the regulations on foreign ownership of PRC businesses, neither we nor our subsidiaries own any equity interest in Ankang Longevity Group or the Zhisheng Group. The foregoing companies are referred to herein as the “Controlled Companies.” Instead, we control and receive the economic benefits of the Controlled Companies’ business operations through a series of contractual arrangements. Tenet-Jove, each of the Controlled Companies and its shareholders have entered into a series of contractual arrangements, also known as VIE Agreements. The VIE Agreements are designed to provide Tenet-Jove with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of each Controlled Company, including absolute control rights and the rights to the assets, property and revenue and net income of each Controlled Company. Based on a legal opinion issued by Dentons LLP to Tenet-Jove, the VIE Agreements constitute valid and binding obligations of the parties to such agreements and are enforceable and valid in accordance with the laws of the PRC.

Each of the types of VIE Agreements is described below and consist of, for each of Ankang Longevity Group and the Zhisheng Group, (a) exclusive business cooperation agreements, (b) timely reporting agreements, (c) equity interest pledge agreements, (d) exclusive option agreements, and (e) powers of attorney. As an overview, these agreements taken together are designed to allow the Company to manage the operations of each of the Controlled Companies and to receive all of the net income of such Controlled Companies in return therefor. To secure our interest in the Controlled Companies, the equity interest pledges and option agreements and the powers of attorney are designed to allow us to step in and convert our contractual interest into an equity interest in the event we determine that doing so is warranted. Finally, the timely reporting agreement is designed to ensure that we have timely access to the financial and other information from the Controlled Companies that we require in order to prepare regulatory and other filings.

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

Exclusive Business Cooperation Agreements

Tenet-Jove entered into an Exclusive Business Cooperation Agreement with Zhisheng Bio-Tech, Ankang Longevity Group, and Qingdao Zhihesheng on February 24, 2014, December 31, 2008, and May 24, 2012, respectively, and with each of Zhisheng Freight, Zhisheng Trade, and Zhisheng Agricultural on June 16, 2011. Zhisheng Agricultural has not had any significant business activities and thus we have deregistered it in 2017. We have transferred all assets, rights and liabilities to an affiliated entity, Zhisheng Freight.

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

The details of each business segment are described as follows:

Ankang Longevity Group

The companies of this segment, Ankang Longevity Group, operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, PRC, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. This group also processes more than 600 kinds of Chinese medicinal herbal products such as medicines for bone and joint pain, arthritis, respiratory infections and insomnia, and distribute such products through an established Chinese domestic sales and distribution network, including more than 20 pharmaceutical companies and more than 50 hospitals throughout China. In May, 2013, Ankang Longevity Group has established a joint venture with a large state-owned domestic pharmacy chain group, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd.. As part of the joint venture, Ankang Longevity Group contributed 13 retail pharmacies— operating as Sunsimiao Pharmacies— to the joint venture while retaining 66 retail pharmacies whereby Ankang Longevity Group acts as a franchisor. We also provide evaluation and diagnostic services by on-site doctors at pharmacies to support and drive our Chinese medicine product sales. The operations of this segment are focused in the northwest region of Mainland China, particularly Shaanxi province. This segment accounts for approximately 32% of our revenues.

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

Zhisheng Group

The Company’s other VIEs, which form the Zhisheng Group and include Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade and Qingdao Zhihesheng, engage in the business of organic agricultural products, principally yew trees, as well as providing logistics services for all of the agricultural products we produce. Since 2013, this segment is focusing its efforts on the growing and cultivation of yew trees (taxus media), small evergreen trees that can be used for the production of anti-cancer medication as well as ornamental bonsai trees, which are known to have the effect of purifying indoor air quality. We currently cultivate and sell yew trees but do not currently process yew into Chinese or Western medicines. The entities composing the Zhisheng Group are currently focusing on researching, developing and cultivating organic produce, yew ecological products and other native plants. The operations of this segment are focused in the East region of Mainland China, principally Shandong Province, and in Beijing where we have newly developed over 100 acres of modern greenhouses for cultivating yew and other plants. This segment accounts for approximately 43% of our revenues.

Tenet-Jove

Through Tenet-Jove and Tianjin Tenet Huatai, the Company develops and distributes specialized textiles and health supplements derived from a native Chinese plant Apocynum venetum, grown in the Xinjiang region of China and known in Chinese as “Luobuma” or “bluish dogbane” and referred to herein as Luobuma. This plant has traditionally been used in China both internally and externally for centuries to treat high blood pressure, depression, dizziness, pain, insomnia, and other common ailments. The stems of Luobuma serve as raw material for fiber used in textile production, and the leaves serve as raw material for pharmaceutical drugs. This segment accounts for approximately 25% of our revenues.

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

Product Descriptions

Traditional Chinese Medicines

Our Ankang Longevity Group manufactures hundreds of Chinese medicinal herbal products and decoction pieces such as medicines for bone and joint pain, arthritis, respiratory infections, insomnia, as well as many other common ailments. We distribute such products through an established Chinese domestic sales and distribution network, including through more than 20 pharmaceutical wholesale companies and more than 50 hospitals throughout China, as well as through our own and cooperative retail pharmacies. In addition to distributing Chinese medicinal herbal products, we also distribute many popular Western medicines we purchase from outside parties through our wholesale and retail channels so that we can offer a good variety of products to meet customer demands. In the second quarter of 2013, this group entered the pharmaceutical retailing industry through a joint venture with another large domestic pharmacy chain group, Shaanxi Pharmaceutical Group. Ankang’s main products include the following traditional Chinese medicines:

●	Polygonum cuspidatum or Japanese knotweed, which is ingested to treat colds, digestive diseases, hepatitis and Cholecystitis (gallbladder inflammation);

●	Salvia mint, which is ingested to improve microcirculation;

●	Tianma, which is ingested to treat Rheumatoid arthritis;

●	Eucommia, which is ingested for bone and join pain;

●	Radix, which is ingested to treat respiratory infections;

●	Schisandra shrub, which is ingested to treat insomnia; and

●	Berberis shrub, which is used as a raw material for antibiotics.

Yew Trees

Currently, through our Zhisheng Group VIEs, we sell ornamental yew trees and yew cuttings to third parties. We also rent ornamental yew trees to companies who desire the environmental benefits of natural plants in their workplaces. Until recently we were primarily engaged in the production, distribution and sale of agricultural products, including the planting and processing of organic fruits and vegetables, such as tomatoes, eggplants, string beans, peppers as well as certain popular fruits in China like blueberries and wine grapes, but those operations have been temporarily scaled back due to stiff competition and a change of our internal policy in favor of the expansion of our yew tree business.

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

Our Luobuma fabrics have been a success in the Chinese domestic market and have also received numerous awards. The technology applied to our Luobuma-based FIR Therapeutic Clothing and Textile Products has received a “Special Golden Award” from the China National Intellectual Property Bureau at China’s National Patent and Brand Expo. Our products under the brand name of “Tenethealth” have also been honored with the title of “Consumer’s Favorite Products” by the Chinese Consumer Association.

The fibers of natural Luobuma FIR materials can contain up to 32 medicinal compounds, many of which are familiar to practitioners of traditional Chinese medicine. In addition, our processes for manufacturing Luobuma textiles produce a fabric that is smooth, air-permeable, and soft. By combining a product that is familiar to PRC consumers seeking the benefits of traditional Chinese medicine with quality and comfort, we believe we are innovative and have chosen a product that has great commercial potential in the Chinese textile market.

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

The Company presently produces approximately 100 “Third Generation” FIR textile products. These textile products include:

●	Far Infrared bedding sets (including various pillows, comforters, and sheets);

●	Far Infrared underwear, T-shirts, and socks;

●	Far Infrared knee and shin pads, waist supports and other protective clothing; and

●	Far Infrared body wraps or protectors (for the ankle, elbow, wrist, and knee).

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

In 2013, we began large-scale operations in newly leased, energy efficient greenhouses aggregating 50,000 square meters in Beijing and have temporarily scaled back our operations in our former greenhouses located in Shandong Province. At this time, we rent our greenhouses in Shandong Province to local farmers. Our current greenhouse facilities are used primarily for the cultivation of yew trees and other decorative plants and trees. These state-of-the-art facilities allow us to better regulate light, temperate, humidity and other conditions within the greenhouse as well as to significantly increase the number of plants that can be housed in a particular greenhouse footprint. To a lesser degree, we expect these current greenhouses will reduce our manual labor costs associated with our greenhouse operations by approximately 25%. Rather than competing on price, which has become increasingly difficult in the Chinese market, we expect that technological and productivity advances from our new greenhouses will improve our competitive position within our agricultural segment, but there can be no guarantee that we will experience such advances, or if we do, that such advances would improve our competitive position.

Ankang Longevity Group has an approximately 4,000 square meter production factory and an approximately 2,000 square meter production facility in Ankang City, Shaanxi Provice, China, which are used for production of decoction pieces.

Our Strategy for Research and Development

●	To keep our products proprietary and patented;

●	To focus on our core existing product lines: Chinese herbal medicines and pharmaceutical sales, yew cultivation, Luobuma-based products, and FIR technology;

●	To commit to further development of our Luobuma byproducts, houpu magnolia products, and selenium-enriched herbs and plants; and

●	To build strategic alliances with universities and scientific institutions, which will allow us exposure to advanced technologies, excellent researchers and scientists and we believe will lower the costs and timing of the development of new products.

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

Intellectual Property

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. Our subsidiary, Tenet-Jove, has currently obtained 18 trademark registrations at the China Trademark Office and applying for another 7 trademarks covering various categories of the company’s products. As of June 30, 2018, we are not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Our Luobuma product distribution networks consists of four distributors who distribute our products to approximately 21 outlets, including flagship stores, retail stores and sales counters. These distributors sell our products throughout mainland China, under our proprietary brand name and “Tenethealth®” trademark. We also sell our Luobuma textile products online through third party e-commerce websites, such as Taobao, Tmall and JD. Our yew trees and agricultural products are primarily sold through our sales personnel and group and institutional sales. In 2013, the Company placed its Luobuma, traditional Chinese medicine and yew products in a total of 144 retail stores and sales counters throughout China and on four e-commerce websites.

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

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our major distributors (i.e., our most frequently used distributors) and other independent sellers), as of June 30, 2018 are listed below:

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

Sales and Marketing

We market Luobuma to consumers primarily by highlighting its unique characteristics— the material is soft like cotton, breathable like hemp and is smooth to the touch like silk, and its FIR-radiating qualities are believed by some to exert a positive effect on various functions of the human body. Very few other companies in China are involved with Luobuma fiber production, so we are chiefly able to market our products against products of natural and man-made fibers that do not have the perceived advantages of Luobuma. The small number of companies that are involved in Luobuma fiber production are still using the traditional, outdated methods of producing Luobuma. We are the only company using advanced technologies. Tenet-Jove’s overall marketing strategy includes:

●	Brand marketing strategy, primarily through media publicity, product- and market-oriented strategy;

●	Distinguishing Luobuma as a high-end, technologically advanced native Chinese product; and

●	Online advertising, which includes online advertisements appearing on the sites where we sell our products, as well as social media advertising, including Wechat, and direct e-mail solicitations.

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

Ankang Longevity emphasizes the following marketing strategies:

●	A focus on the excellent quality of its selenium Chinese herbal medicines;

●	Establishment of a long-term supply relationships with pharmaceutical companies and hospitals nationwide; and

●	Developing its Chinese herbal medicine wholesale market and e-commerce platform.

Finally, the Zhisheng Group emphasizes the following marketing strategies:

●	Focusing on the advanced growing conditions provided by our modern greenhouse operations and the potential pharmaceutical byproducts of yew, especially paclitaxel or taxol; and

●	Brand marketing to focus on our yew’s brand positioning.

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

Zhisheng Group

There are dozens of companies planting and cultivating yew trees in China, some of which are large-scale companies. Shenyang Xincheng Garden Engineering Co., Ltd. is a large agricultural competitor whose main product is yew. Their nurseries have the most mature yew trees in northeast China, and the average age of their yew trees is more than eleven years old. Another competitor, Chongqing Jiangjin District Mansheng Agricultural Development Co., Ltd., has the biggest nursery for young plants in Southwest China. And Jingyin City Hengtu Town Green Industry Yew Base specializes in cultivating, planting, gardening, and technological development of yew trees. They were the first company to introduce taxus media yew trees in China.

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

Employees

As of June 30, 2018, we employed a total of 425 full-time and no part-time employees in the following functions.

Department	June 30, 2018
Senior Management	30
Human Resource & Administration	25
Finance	35
Research & Development	18
Production & Procurement	152
Sales & Marketing	165
Total	425

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2018, 2017, and 2016, we contributed approximately $146,312, $139,736, and $128,763, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

Relevant PRC Regulations

Laws and Regulations in China Regarding Agriculture and Pharmaceutical Products and Distribution

Laws regulating pharmaceutical and healthcare products and agriculture cover a broad array of subjects. We must comply with numerous additional provincial and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection and fire hazard control. We believe we are in compliance with these laws and regulations in the future in all material respects. We may be required to incur significant costs to comply with these laws and regulations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could materially adversely affect our business, financial condition and results of operations.

Pharmaceutical Administration Law of The People’s Republic of China and its detailed implementation provisions

According to Pharmaceutical Administration Law of The People’s Republic of China effective on December 1, 2001, a Pharmaceutical Trade License is required in order to sell pharmaceutical products and a Pharmaceutical Manufacturer License shall be obtained to manufacture pharmaceutical products. Our license currently expires in April 2019. The regulations indicate the specific procedure to obtain and maintain other licenses, packaging, price control, advertising and relevant penalty.

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

Regulation on Dividend Distributions

Our PRC subsidiaries are wholly foreign-owned and joint venture enterprises under the PRC law. The principal regulations governing the distribution of dividends paid by wholly foreign-owned enterprises include:

●	Corporate Law (1993), as amended in 2005 and 2013;

●	The Wholly Foreign-Owned Enterprise Law (1986), as amended in 2000;

●	The Wholly Foreign-Owned Enterprise Law Implementation Regulations (1990), as amended in 2001; and

●	The Enterprise Income Tax Law (2007) and its Implementation Regulations (2007).

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

While the application of the M&A Rules remains unclear, our PRC counsel have advised us that, based on their understanding of the current PRC laws and regulations as well as the notice announced on September 21, 2006:

●	the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings such as our initial public offering are subject to the CSRC approval procedures under the M&A Rules;

●	despite the lack of any definitive rule or interpretation from CSRC, the main purpose of the M&A rule is for national security and national industrial policy and so far none of the Chinese companies that have completed their public listing in the U.S. have obtained such approval; and

●	our Delaware company is not controlled by a Chinese citizen. Accordingly, although the purpose of Delaware incorporation is for overseas listing, the M&A rule should not apply to us.

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

Due to the lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals in the PRC. We may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders, and would have a material adverse effect on our results of operations and the value of your investment.

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

PRC Business Tax

Companies in China were generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 3% to 20% on revenue generated from providing services and revenue generated from the transfer of intangibles. Beginning on May 1, 2016, value added tax replaced the existing business tax in China, and there is no longer business tax imposed in China.

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

Item 1a.	Risk Factors

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

According to Chinese laws and regulations regarding land usage rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except as otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. Also, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the State assigns land usage rights to land users for a certain number of years in return for the payment of fees. The maximum term with respect to the assigned land usage right is 50 years for industrial purposes and 40 years for commercial purposes.

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

Property Description	Address	Rental/ownership Term	Space
Office—leased out to an unrelated third party—Tenet-Jove serves as the lessor.	Room B-3106, Jianwai SOHO, 39 East Middle Third Ring Road, Chaoyang District, Beijing	Company owns the property right	280 square meters

Office— Tenet-Jove serves as the lessee.	T5 1001, Dazu Plaza, No.2, South of Ronghua Road , Yizhuang Economic and technological development zone, Beijing	3 years (October 1o, 2016 - October 9, 2019)	480.20 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office); Yantai Zhisheng International Trade Co., Ltd.	766-43 Wangsha Road, Chengyang District, Qingdao City	5 years (March 1,2014- February 28, 2019)	234.16 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office); Yantai Zhisheng International Trade Co., Ltd.	766-43 Wangsha Road, Chengyang District, Qingdao City	5 years (March 1,2014- February 28, 2019)	234.16 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. (Farmland)	Qingfeng Community, Xifu Town Chengyang District, Qingdao City	8 years (October 1, 2013 - September 30, 2018)	282,141 square meters

Factory— Yantai Mouping District Zhisheng Agricultural Produce Cooperative*	Gaoling Village, Muping District, Yantai City	30 years (April 27, 2011 - April 26, 2041)	13,333 square meters

Office— Ankang Longevity Pharmaceutical (Group) Co., Ltd.	31 Daqiao Road, Hanbin District, Ankang City	3 year (June 20, 2016 – June 19, 2019)	1,300 square meters

Warehouse— Ankang Longevity —Pharmaceutical Group Pharmaceutical Industry Co., Ltd. (Medicine Logistics Warehouse) (Construction of medicine logistics and warehouse project)	Chenjiagou Village, New City Office, Hanbin District, Ankang City	Company owns the property right	5,530 square meters

Office— Ankang Longevity Pharmaceutical Group Pharmaceutical Industry Co., Ltd.	Second floor, 31 Daqiao Road, Hanbin District, Ankang City	3 year (June 20, 2016 – June 19, 2019)	400 square meters

Property Description	Address	Rental/ownership Term	Space
Dormitory— Ankang Longevity Pharmaceutical Group Chain Co. Ltd. (Land) (General)	15 East Xing’an Road, Ankang City	Company owns the property right	2,750 square meters

Office— Ankang Longevity Pharmaceutical Group Chain Co. Ltd. (Land) (Commercial land)	36 Shidi Street, Ankang City	Company owns the property right	1,543 square meters

Office— Ankang Longevity Pharmaceutical Group Chain Co. Ltd.	31 Daqiao Road, Hanbin District, Ankang City	3 year (June 20, 2016 – June 19, 2019)	500 square meters

Office— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Offices) (Land)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	1,733 square meters

Production facility— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Industrial use) (Land)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	33,545 square meters

Office— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Offices) (Buildings) (Mixed type, five-story)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	3,672 square meters

Production facility— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Industrial use) (Buildings) (Mixed type, one-story)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	3,596 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)*	Mafang Town, Pinggu District, Beijing	18 years (August 31, 2012- August 31, 2030)	26,666 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)	South of Bridge, Jixiang Temple, Xiangnaixi Village, Cuigezhuang, Chaoyang District, Beijing	12 years (August 1, 2012- July 31, 2024)	73,333 square meters

*	Zhisheng Freight took over the lease following the deregistration of Zhisheng Agricultural in 2017.

Item 3.	Legal Proceedings

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

FISCAL YEAR 2018	HIGH	LOW
First Quarter	$3.70	$1.72
Second Quarter	$4.60	$2.11
Third Quarter	$2.58	$1.31
Fourth Quarter	$2.47	$1.40
FISCAL YEAR 2017
First Quarter	$34.88	$7.36
Second Quarter	$11.00	$3.39
Third Quarter	$5.29	$3.02
Fourth Quarter	$5.19	$2.90

Holders

As of October 15, 2018, there were 269 registered holders of record of our common stock.

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

During the fiscal year ended June 30, 2018, the Company has not adopted any incentive plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the period covered by this Report.

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the years ended June 30, 2018 and 2017 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement and Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng Group”. Zhisheng Agricultural has not had any significant business activities and thus we have deregistered it in 2017. We have transferred all assets, rights and liabilities to an affiliated entity, Zhisheng Freight.

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

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), one of the largest e-commerce companies and one of the largest retailers in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company planned to purchase Daiso Products in the amount of approximately RMB 20 million by August, 2018 and add orders as circumstance requires. The term of the Daiso Agreement is for one year, and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso. Due to the policy of China Customs, many of the bestselling products of Daiso are not allowed to be imported through general form of trade model, but only through cross-border e-commence business model. As a result, the Company suspends the cooperation with Daiso temporarily and waits for the opening of the China-Japan-South Korea Free Trade Zone.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China.

The Company, through its subsidiary, Xinjiang Taihe has entered into a definitive Share Exchange and Acquisition Agreement (the “Xinjiang Tiansheng Agreement”) with Western Xinjiang Tiansheng Agricultural Development Co., Ltd (“Xinjiang Tiansheng”). Pursuant to the Xinjiang Tiansheng Agreement, Xinjiang Taihe will receive 51% equity ownership in Xinjiang Tiansheng for further investment in apocynum business expansion in Xinjiang, China, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and cash payments in three separate installments (the “Acquisition Consideration”). The first installment in the amount of RMB 810,000 was paid to Xinjiang Tiansheng (the “Xinjiang Tiansheng Deposit”). The Acquisition Consideration in the aggregate is valued at RMB 23.8 million contingent upon certain milestones in the next years. The Company and Xinjiang Tiansheng terminated the Xinjiang Tiansheng Agreement on July 10, 2018 and Xinjiang Tiansheng returned the full Xinjiang Tiansheng Deposit following such termination by the end of July 2018.

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

Financing Activities and Subsequent Events

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of $15,000,000 of shares of Common Stock and an additional 200,000 shares of Common Stock (the “Commitment Shares”) as consideration for IFG to enter into the Purchase Agreement. The Company and IFG Fund, on January 23, 2018, entered into a Registration Rights Agreement for certain registration rights in connection with the Purchase Agreement (the “Registration Rights Agreement”). The IFG Fund offering was made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 (the “Prospectus Supplement”) and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711) (the “Registration Statement”). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. As of the date of this annual report, shares pursuant to the Equity Line have been issued to IFG by the Company (except for the Commitment Shares).

On September 27, 2018, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 1,637,700 of common stock at a purchase price of $1 per Share, for gross proceeds to the Company of approximately $1,637,700 (the “2018 Offering”). The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

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

Level 2 applies to assets or liabilities for which there are inputs other than those in Level 1 such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Results of Operations for the Years Ended June 30, 2018 and 2017

Overview

The following table summarizes our results of operations for the years ended June 30, 2018 and 2017:

	Years Ended June 30,		Variance
	2018	2017	Amount	%
Revenue	$43,897,618	$33,592,337	$10,305,281	30.68%
Cost of revenue	29,110,326	22,852,009	6,258,317	27.39%
Gross profit	14,787,292	10,740,328	4,046,964	37.68%
General and administrative expenses	3,985,604	1,813,402	2,172,202	119.79%
Selling expenses	1,530,005	1,480,855	49,150	3.32%
Income from operations	9,271,683	7,446,071	1,825,612	24.52%
Impairment loss on goodwill	(2,153,298)	-	(2,153,298)	100.00%
Income from equity method investments	907,794	927,697	(19,903)	(2.15)%
Purchase rebate income	1,377,108	1,136,162	240,946	21.21%
Other income	307,637	348,181	(40,544)	(11.64)%
Interest income (expense), net	(58,775)	14,171	(72,946)	(514.76)%
Income before income tax provision	9,652,149	9,872,282	(220,133)	(2.23)%
Provision for income taxes	2,123,587	1,252,637	870,950	69.53%
Net income	$7,528,562	$8,619,645	$(1,091,083)	(12.66)%
Comprehensive income attributable to Shineco Inc.	$9,219,686	$7,216,601	$2,003,085	27.76%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the years ended June 30, 2018 and 2017, respectively:

	Years ended June 30,				Variance
	2018	%	2017	%	Amount	%
Sales of Luobuma products	$10,884,901	24.80%	$3,624,993	10.79%	$7,259,908	200.27%
Sales of Chinese medicinal herbal products	14,179,603	32.30%	13,245,236	39.43%	934,367	7.05%
Sales of other agricultural products	18,833,114	42.90%	16,722,108	49.78%	2,111,006	12.62%
Total Amount	$43,897,618	100.00%	$33,592,337	100.00%	$10,305,281	30.68%

For the years ended June 30, 2018 and 2017, revenue from sales of Luobuma products was US$ 10,884,901 and US$ 3,624,993, respectively, which represented a significant increase of US$ 7,259,908 or 200.27%. The significant increase of revenue from this segment was mainly due to revenue generated by a new subsidiary, Xinjiang Taihe, of US$ 8,206,556 for the year ended June 30, 2018. Moreover, the increase of revenue from this segment was due to increased sales volume of our health awareness related products. The Company also enhanced online sales promotions during the year ended June 30, 2018, which contributed to more sales revenue overall. The increase was partially offset by the decrease in revenue of US$ 1,592,159 from Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017.

For the years ended June 30, 2018 and 2017, revenue from sales of Chinese medicinal herbal products was US$14,179,603 and US$13,245,236, respectively, representing an increase of US$934,367 or 7.05%. The increase was mainly due to the increased unit sales price in the herbal market from October to December 2017, as well as an increase in fulfilled sales orders from customers for the year ended June 30, 2018 than the same period in 2017.

For the years ended June 30, 2018 and 2017, revenue from sales of other agricultural products was US$ 18,833,114 and US$ 16,722,108, respectively, representing an increase of US$ 2,111,006 or 12.62%. The increase was mainly due to the increase in sales volume of yew trees since the PRC general public started to acknowledge the air purification function associated with the yew trees for year ended June 30, 2018 as compared to the same period in 2017.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the years ended June 30, 2018 and 2017, respectively:

	Years ended June 30,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$4,871,723	16.73%	$1,695,938	7.42%	$3,175,785	187.26%
Chinese medicinal herbal products	10,703,386	36.77%	10,124,063	44.30%	579,323	5.72%
Other agricultural products	13,430,550	46.14%	10,956,034	47.95%	2,474,516	22.59%
Business and sales related tax	104,667	0.36%	75,974	0.33%	28,693	37.77%
Total Amount	$29,110,326	100.00%	$22,852,009	100.00%	$6,258,317	27.39%

For the years ended June 30, 2018 and 2017, cost of revenue from sales of our Luobuma products was US$ 4,871,723 and US$ 1,695,938, respectively, representing a significant increase of US$ 3,175,785 or 187.26%. The percentage of the increase in cost of revenue was lower than the increase in sales during this period, primarily due to the lower raw material costs ratio from our new subsidiary, Xinjiang Taihe for the year ended June 30, 2018 as compared to the corresponding period in 2017.

For the years ended June 30, 2018 and 2017, cost of revenue from sales of Chinese medicinal herbal products was US$ 10,703,386 and US$ 10,124,063, respectively, representing an increase of US$ 579,323 or 5.72%. The percentage of the variance in cost of revenue was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

For the years ended June 30, 2018 and 2017, cost of revenue from sales of other agricultural products was US$ 13,430,550 and US$10,956,034, respectively, representing an increase of US$ 2,474,516 or 22.59%. The increase was mainly due to the increase in freight cost of yew trees since we sold more yew trees in the year ended June 30, 2018, as compared to the same period in 2017. Additionally, beginning in the second quarter of fiscal year 2017, we started offering storage services, which has higher cost of revenue.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the years ended June 30, 2018 and 2017, respectively:

	Years ended June 30,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$5,995,619	40.55%	$1,912,979	17.81%	$4,082,640	213.42%
Chinese medicinal herbal products	3,417,825	23.11%	3,061,275	28.50%	356,550	11.65%
Other agricultural products	5,373,848	36.34%	5,766,074	53.69%	(392,226)	(6.80)%
Total Amount	$14,787,292	100.00%	$10,740,328	100.00%	$4,046,964	37.68%

Gross profit from Luobuma product sales increased by US$ 5,995,619 and gross profit contribution percentage increased by 213.42% for the year ended June 30, 2018 as compared to the same period of 2017. The increase in gross profit was primarily due to an increase in sales resulting from revenues generated by the new subsidiary Xinjiang Taihe, as mentioned above. The percentage of increase in gross profit was higher than the percentage of increase in sales mainly due to the higher gross margin from Xinjiang Taihe for the year ended June 30, 2018 as compared to the corresponding period in 2017.

Gross profit from sales of Chinese medicinal herbal products increased by US$ 356,550 or 11.65% for the year ended June 30, 2018 as compared to the same period of 2017. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 392,226 or 6.80% for the year ended June 30, 2018 as compared to the same period of 2017. The decrease was mainly due to that we started new storage services with lower gross margin in the second quarter of fiscal year 2017, as compared to our traditional freight services provided in 2017.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2018 and 2017, respectively:

	Years ended June 30,				Variance
	2018	%	2017	%	Amount	%
General and administrative expenses	$3,985,604	72.26%	$1,813,402	55.05%	$2,172,202	119.79%
Selling expenses	1,530,005	27.74%	1,480,855	44.95%	49,150	3.32%
Total Amount	$5,515,609	100.00%	$3,294,257	100.00%	$2,221,352	67.43%

General and Administrative Expenses

For the year ended June 30, 2018, our general and administrative expenses were US$ 3,985,604, representing an increase of US$ 2,172,202 or 119.79%, as compared to the same period of 2017. The increase was primarily due to the incorporation and acquisition of new subsidiaries, Tiankunrunze in second quarter of fiscal year 2017, and Xinjiang Taihe, Runze and Tianjin Tajite in fiscal year 2018. The increase in general and administrative expenses was also a result of increased bad debt expense, salary expenses as well as entertainment expense.

Selling Expenses

For the year ended June 30, 2018, our selling and distribution expenses were US$ 1,530,005, representing a slight increase of US$ 49,150, or 3.32%, as compared to the same period of 2017. The increase was primarily due to the acquisition of a new subsidiary, Tianjin Tajite, in October 2017. The increase in selling and distribution expenses was also a result of increased promotion expenses as the Company enhanced its online sales promotions, partially offset by decreased rent expense of warehouse and salary expenses due to more effective cost control during the years ended June 30, 2018 compared to the same period of 2017.

Impairment loss on goodwill

For the year ended June 30, 2018, our impairment loss on goodwill were US$ 2,153,298, representing an increase of US$ 2,153,298 or 100.00%, as compared to the same period of 2017. In conjunction with the preparation of our consolidated financial statement for year ended June 30, 2018, the management performed evaluation on the impairment of goodwill. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded impairment loss on goodwill of Tianjin Tajite.

Income from Equity Method Investments

We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 754,099 and US$ 817,603 from these equity method investments for the years ended June 30, 2018 and 2017, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the years ended June 30, 2018 and 2017, we recorded investment income distributions of US$ 153,695 and US$ 110,094 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), pursuant to which the Company made a payment of US$ 200,000 to Original Lab in exchange for the right to acquire certain shares of its common stock and preferred stock. For the years ended June 30, 2018 and 2017, the Company did not record investment income from this investment.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the year ended June 30, 2018, total income of US$ 1,377,108 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 1,136,162 in the same period in 2017 due to the increase in purchases in the current period.

Interest Income (Expense), net

For the year ended June 30, 2018, our net interest expense was US$ 58,775 as compared to interest income of US$ 14,171 in the same period of 2017. The decrease in net interest income was primarily due to decreased interest income on the loan to Xinyang Yifangyuan Garden Technology Co., Ltd. (“Xinyang Yifangyuan”). Xinyang Yifangyuan paid off the loan of RMB 3,000,000 in December, 2016. Interest income of nil and US$ 86,355 was recognized on the loans for the years ended June 30, 2018 and 2017, respectively.

Provision for Income Taxes

For the years ended June 30, 2018 and 2017, the Company’s provision for income taxes increased by US$ 870,950 or 69.53% to US$  2,123,587 for the year ended June 30, 2018 from US$ 1,252,637 for the year ended June 30, 2017. On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted, this Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure the Company’s income tax liability and record an  estimate income tax expense of US$ 744,766 for the year ended June 30, 2018. Meanwhile, the provision for income taxes of Zhisheng Group increased by US$ 250,754 for the year ended June 30, 2018 due to the less amount of income tax exemption the Company received from the local tax authority, which also resulted a higher income taxes for the year ended June 30, 2018.

Net Income

Our net income decreased by US$ 1,091,083 or 12.66% for the year ended June 30, 2018 as compared to the same period of 2017. The decrease in net income was primarily a result of the increase in general and administrative expenses and impairment loss on goodwill, offset by the increase in gross profit.

Comprehensive Income

The comprehensive income was US$ 9,187,220 for the year ended June 30, 2018, an increase of US$ 1,838,611 from comprehensive income of US$ 7,348,609 for the year ended June 30, 2017. After deduction of non-controlling interest, the comprehensive income attributable to the Company was US$ 9,219,686 for the year ended June 30, 2018, compared to comprehensive income attributable to the Company of US$ 7,216,601 for the year ended June 30, 2017. The reason of the significant increase of comprehensive income was due to the increase in other comprehensive income due to the increase in the recorded gains of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, partially offset by the decrease in net income as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2018 and June 30, 2017, we do not engage in any foreign currency borrowings or loan contracts.

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

Working Capital

The following table provides the information about our working capital at June 30, 2018 and June 30, 2017:

	June 30, 2018	June 30, 2017

Current Assets	$56,164,395	$44,725,927
Current Liabilities	9,529,899	5,031,048
Working Capital	$46,634,496	$39,694,879

The working capital increased by US$ 6,939,617 or 17.5% at June 30, 2018 from June 30, 2017, primarily as a result of an increase in cash due to better operating results during the years ended June 30, 2018. We believe that we currently have sufficient working capital to operate our business.

As of June 30, 2018 and June 30, 2017, the other major component of our working capital is accounts receivable.

The accounts receivable as of June 30, 2018 were US$ 15,478,336 an increase of approximately 6.9% from US$ 14,480,004 as of June 30, 2017, mainly due to an increase of revenue receivable from Xinjiang Taihe of US$ 4,531,858, partially offset by a decrease of revenue receivable from Qingdao Zhihesheng of US$ 2,254,563 and Ankang Longevity Group of US$ 538,532. In August 2018, the Company entered into three accounts receivable repayment plans with three major customers, Horgos Huajing Tencel Technology Development Co., Ltd., Qingdao Shipping Service Association and Qingdao Ship Owners Association, who each agreed to pay RMB 3.0 million (US$ 453,186 as of June 30, 2018), RMB 1.2 million (US$ 181,274 as of June 30, 2018) and RMB 1.2 million (US$ 181,274 as of June 30, 2018) per month starting from September 2018, and the balance of account receivable from them as of June 30, 2018 will be paid off before January 2020, June 2019 and June 2019, respectively. In the meanwhile, the Company continues to make sales transactions with these three customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of June 30, 2018 and June 30, 2017, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2018 and 2017.

	For the years ended June 30,
	2018	2017

Net cash provided by (used in) operating activities	$9,846,719	$(2,744,136)
Net cash used in investing activities	(748,960)	(725,832)
Net cash (used in) provided by financing activities	(485,483)	5,383,975
Effect of exchange rate changes on cash	(279,774)	(768,830)
Net increase in cash	8,332,502	1,145,177
Cash, beginning of period	23,154,551	22,009,374
Cash, end of period	$31,487,053	$23,154,551

Operating Activities

Net cash provided by operating activities during the year ended June 30, 2018 was approximately US$ 9.8 million, consisting of net income of US$ 7.5 million, impairment loss on goodwill of US$ 2.2 million and net changes in our operating assets and liabilities, which mainly included an increase in accounts payable of US$ 2.1 million, an increase in taxes payable of US$ 2.0 million and an increase in other payable of US$ 1.3 million, partially offset by an increase in account receivables of US$ 3.6 million, an increase in advances to suppliers of US$ 2.6 million. Net cash used in operating activities during the year ended June 30, 2017 was approximately US$ 2.7 million, consisting of net income of US$ 8.6 million, income from equity method investments of US$ 0.9 million and net changes in our operating assets and liabilities, which mainly included an increase in accounts receivable of US$ 8.1 million, an increase in advances to suppliers of US$ 2.3 million and repayment in other payables of US$ 1.6 million, partially offset by reduction in inventory of US$ 2.1 million.

Investing Activities

For the year ended June 30, 2018, net cash used in investing activities was approximately US$ 748,960 as compared to net cash used in investing activities of US$725,832 for the same period of 2017. The slight increase in net cash used in investing activities was primarily due to an increase in acquisitions of property and equipment of US$ 1.7 million, a decrease in income received from investments in unconsolidated entities of US$ 0.8 million and a decrease in repayments of loans from related parties of US$ 0.6 million, partially offset by a decrease in payments of deposit for business acquisition of US$ 2.1 million and increase in repayment of loans from third parties of US$ 0.8 million for the year ended June 30, 2018, as compared to the same period in 2017.

Financing Activities

For the year ended June 30, 2018, net cash used in financing activities amounted to US$ 0.5 million, as opposed to net cash provided by financing activities of US$ 5.4 million for the same period of 2017. The decrease of US$ 5.9 million in net cash provided by financing activities was primarily due to absence of proceeds from our initial public offering for the year ended June 30, 2018, since we completed our initial public offering on September 28, 2016, as compared to the same period in 2017.

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

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report due to following material weaknesses:

●	The Company does not have U.S. GAAP full-time qualified personnel in the accounting department to monitor the recording of the daily transactions;

●	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

In order to address the above material weaknesses, our management plans to take the following steps:

●	Recruiting sufficient qualified professionals with appropriate levels of knowledge of U.S. GAAP and experience to assist in reviewing and resolving accounting issues in routine or complex transactions. To mitigate the reporting risks, we engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

●	Improving the communication between management, board of directors and the Chief Financial Officer; and

●	Obtaining proper approval for other significant and non-routine transactions from the Board of Directors.

The Company believes the foregoing measures will remediate the identified material weaknesses in future periods. The Company is committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2018.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2018, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2018:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer has limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

3.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2018. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

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

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2018. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Role	Since

Yuying Zhang	65	Chair of the Board, Chief Executive Officer and Director	2011

Sai (Sam) Wang	32	Chief Financial Officer and Director	2015*

Jiping Chen	68	Director	2011

Ying (Teresa) Zhang	39	Director (Independent)	2014

Yajun Shi	40	Director (Independent)	2014

Leiger Yongmin Yang	41	Director (Independent)	2015

Hua Yang	47	Director (Independent)	2016

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

YuYing Zhang, age 65, has been Chairman of Shineco since 2011 and is the Chairman and CEO of the Company. He was the principal founder of Tenet-Jove, which was established in 1995 with his research and development of Luobuma functional fiber healthcare products. He has been the Chairman and CEO of Tenet-Jove since December 2003; under his leadership, the company has worked with more than 20 research institutions and enterprises and has obtained numerous national invention and new product patent rights for Luobuma product development. He also serves as a director in Tianjin Tenet Huatai Technological Development Co., Ltd. since 2003. From April 2014 to December 2014, he was the Chairman of the Board of Beijing Huiyin Ansheng Asset Management Co., Ltd. From 1995 to December 2003, he served as general manager of Tianjin Balas Technological Development Co., Ltd. Prior to starting Tenet-Jove in 1995, he was the deputy director at the Army Institute of Integrative Medicine. From 1991 to 1994, he was the Executive Director and Deputy General Manager at Shan Haidan Pharmaceutical Group, where he was responsible for strategic development planning and marketing. Mr. Zhang is a senior economist with a bachelor degree from China Central Radio and Television University in China. Mr. Zhang was chosen as director because his knowledge and extensive experience in research and development and management.

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

Jiping Chen, age 68, has been a director for Shineco since 2011. Mr. Chen has served as Chairman, General Manager and Legal Representative of Ankang Longevity Group since 2006. From 1985 to 1992, Mr. Chen worked at Ankang Longevity Group where he a marketing manager. He has also served as a supervisor of Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Management Co., Ltd. since 2015. Since 2014, he has been Executive Director of Ankang Longevity Pharmaceutical (Group) Ziyang Longevity Traditional Chinese Medicine Materials Planting Co., Ltd. Since 2011 he has served as a supervisor of Ankang Longevity Real Estate Development Co., Ltd. He has also served as the Chairman of Board and General Manager of Ankang Longevity Pharmaceutical Group Pharmaceutical Industry Co., Ltd. since 2008. During 2008 to 2014, he served as a director of Ankang Longevity Pharmaceutical Group Breeding and Planting Co., Ltd. Since 2004, he has been the legal representative and Chairman of Board of Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. He serves as legal representative and General Manager of Ankang Longevity Pharmaceutical Group Chain Co., Ltd. since 2003. Since 2002, Mr. Chen has been the Chairman of Board and General Manager of Ankang Longevity Pharmaceutical Group Purchasing Station Co., Ltd. From February 1975 to September 1985, Mr. Chen worked at the Ankang Area Public Bus Company where he served as company staff. From February 1973 to January 1975, he worked for Ankang County. Mr. Chen completed his three-year college education in Chinese Traditional Medicine major in Shannxi College of Chinese Traditional Medicine in 1997. Mr. Chen was chosen as director because of his experience in the traditional Chinese medicine business and his familiarity with Ankang Longevity Group’s operations.

Ying (Teresa) Zhang, age 39, has been a director for Shineco since October 2014. From 2014 to July 2016, she served as the director in Beijing Huiyin Ansheng Assets Management Co., Ltd., which is a related party to Shineco. Since October 2010, Ms. Zhang has served as a director for Mixbox Co. Ltd., an international chain store management company. From January 2010 through December 2010 she served as the chief financial officer and a director of Cleantech Solutions International, Inc., a U.S. public company (NASDAQ: CLNT) that manufactures wind power equipment in China. Ms. Zhang has served as a director in Shiqiao (Tianjin) Investment Consulting Co., Ltd. since 2009. Ms. Zhang was chosen to serve as a member of the board of directors because of her experience with U.S. GAAP, as well as her extensive prior work experience and educational background in the accounting field. Ms. Zhang was previously an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010, where she provided auditing services to China-based companies. From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, a trade organization, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing. None of these companies that Ms. Zhang worked with is related to or affiliated with us. Ms. Zhang is a certified practicing accountant in Australia. She received a bachelor degree in international accounting from Renmin University in China in 1996 and a master’s degree in accounting from Macquarie University in Australia in 2005.

Yajun Shi, age 40, has been a director for Shineco since October 2014. He is an associate professor and supervisor of postgraduate education at Shaanxi University of Chinese Medicine, is currently the vice president of the College of Pharmacy of Shaanxi University of Chinese Medicine, and is the director of instrument center and committee member of the Traditional Chinese Medicine Chinese Drugs Pharmaceutics Association. Mr. Shi graduated from Shaanxi University of Chinese Medicine in June 1999 with a doctor degree, and has been engaging in new medicine development successively in The Fourth Military Medical University, the Pharmaceutical Research Institute and Shaanxi Tiansen Medicine Development Company. In July 2003, Mr. Shi received Master’s Degree from the College of Pharmacy of Shaanxi University of Chinese Medicine. In June 2012, Mr. Shi received Doctor of Medicine degree (M.D.) from Chengdu University of Traditional Chinese Medicine where he specialized in traditional Chinese medicine preparation. Mr. Shi’s major research efforts are focused on traditional Chinese medicine and health products, focusing on the basic study and application of a Chinese medicine nasal drug application system, the study of traditional Chinese medicine powder characterization, and the modification and the adaptability, as well as the research and development of, healthy foods. Mr. Shi has published more than 40 academic papers, and compiled and published six professional books. Mr. Shi was chosen as a director because of his extensive knowledge and research of traditional Chinese medicines.

Leiger Yongmin Yang, age 41, has been a director for Shineco since January 2015. He has served as a director in Beijing Lanzhong Time Internet Science and Technology Co., Ltd. since 2014. Mr. Yang founded in 2012 China Offshore Financial Group (COFG), a professional offshore financial services provider, focused on financial services for private equity and venture capital firms, outbound and inbound investments, international trading, family trusts, and tax planning. Prior to founding COFG, Yang served as the General Manager of Offshore Incorporations Limited Group & Vistra Group (OV Group) beginning in 2010. The OV Group focuses on the formation and maintenance of offshore companies, fund formation and fund administration, immigration and trust services. Mr. Yang has also worked as Chief Editor of the Chinese Asian Venture Capital Journal since 2006, where he is responsible for content of the weekly Chinese Asian Venture Capital Journal. From 2003 to 2011, he was the director of Zhiyuan Rongtong Investment Management Consulting (Beijing) Co., Ltd. Mr. Yang has spent the major part of his career in the private equity and venture capital sectors. Yang holds a Bachelor of Journalism degree from Jilin University in China. He was chosen as a director because of his hands-on experience in the private equity and venture capital sectors and his strong network with leading venture capital and private equity firms, law firms, accounting firms and banks in China.

Hua Yang, age 47, has been a director for Shineco since 2016. Ms. Yang has been a Partner and attorney in Grandall Law Firm in Beijing since March 2007. From 2006 to 2011, she served as a director of Beijing Shichen International Consulting Co., Ltd. Her practice area covers Corporation Law, foreign investments, international litigations and arbitrations. She provides services in the industries including civil aviation, agriculture biotechnology and nuclear power. From 2001 to 2007, Ms. Yang was a lawyer in Beijing Weiheng Law Firm. She was also a visiting attorney for Canada Fraser Milner Casgrain LLP and Pothier Delisle Law Office during 2002 to 2003. Before that, she was the Legal Manager of Weihai International Trust and Investment Corporation during 1995 to 1999. Ms. Yang received her degree of Master of Laws in Indiana University in 2006. She also graduated from Renmin University of China with a degree of Master of Laws in 2001. She obtained a Bachelor’s degree of Laws from Northwest University of Political Science and Law in 1995 in China. We have chosen Ms. Yang to serve as a director because of the perspective she brings to legal matters in China and her rich experience in Corporate Law and foreign investments.

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

The Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides us with a single leader who represents us to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent director. This structure creates efficacy in the preparation of the meeting agendas and related Board materials as our Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to our overall daily operations. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that we have benefited from this structure, and Ms. Zhang’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2018.

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

The following table shows the annual compensation paid by us for the years ended June 30, 2018 and 2017 to YuYing Zhang, our principal executive officer. We are required to include the compensation of our CEO, regardless of his compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)		Total ($)

YuYing Zhang (CEO) (1)	2018	120,000	-	-	-	18,180	(2)	138,180
	2017	120,000	-	-	-	18,180	(2)	138,180

(1)	Salaries were paid in RMB.
(2)	Mr. Zhang receives monthly payments for rent for his personal home and parking.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2018.

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

Director Compensation

During the year ended June 30, 2018, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2018. Directors who are also officers do not receive any additional compensation for their services as directors.

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

The following table sets forth information, as of October 11, 2018, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership		Percent (%) of Class
Yuying Zhang	common	1,343,140	(1)	9.632%
Sai (Sam) Wang	common	749,645		3.564%
Jiping Chen	common	2,194,115		10.431%
Ying (Teresa) Zhang	common	-		-
Leiger Leiger Yongmin Yang	common	-		-
Hua Yang	common	-		-
Yajun Shi	common	-		-

All Officers and Directors as a Group (7 total)	common	4,286,900		23.63%

5% Shareholders Not Mentioned Above:
Xiaoyan Chen	common	1,088,067		5.173%
Qiwei Wang	common	1,109,908		5.277%

(1)	Includes 200,000 shares owned by Min Zhao, the wife of Yuying Zhang. By virtue of this relationship, each of Ms. Zhao and Mr. Zhang may be deemed to share beneficial ownership of the shares of our company held by each of them. Mr. Zhang disclaims beneficial ownership of these shares.

Item 13.	Certain Relationships and Related Transactions

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

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders (listed below) of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing

As of June 30, 2018, the outstanding amounts due from related parties consist of the following:

June 30, 2018

Yang Bin	$151,063
Zhang Xin	93,658
Chang Song	59,669
Zhang Xinyu	-
Zhang Hua	-
Beijing Huiyinansheng Asset Management Co., Ltd	22,690
Zhang Yuying	-
Wang Qiwei	61,181
Tian Shuangpeng	-
$388,261

Zhang Xinyu and Zhang Hua, paid off their outstanding amounts in the year ended June 30, 2018, $61,441 and $28,034, respectively.

DUE TO RELATED PARTIES

As of June 30, 2018, the Company had related party payables of US$ 197,617, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

June 30, 2018

Wu Yang (1)	$96,755
Wang Sai (2)	-
Zhao Min (3)	100,862
$197,617

(1)	Yang Wu is the wife of Yin Weixing, one of our Directors.

(2)	Sai (Sam) WangSai (Sam) Wang is our Chief Financial Officer and Director. The Company paid to Wang Sai $61,441 for the related party payables in the year ended June 30, 2018.

(3)	Min Zhao is the wife of Yuying Zhang, our Chief Executive Officer and Chair of the Board.

SALES TO RELATED PARTIES

For the years ended June 30, 2018 and 2017, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party of US$ 3,285,311 and US$ 3,038,195, respectively. As of June 30, 2018 and 2017, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,526,351 and US$ 2,205,453, respectively. We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”).

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Wei Wei & Co., LLP and Friedman LLP, our independent accountants, respectively, for the fiscal year ended June 30, 2018 and 2017:

	Fiscal Year Ended June 30,
	2018	2017
Audit Fees(1)	$210,000	$300,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$210,000	$300,000

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees –This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

(1) Financial Statements

The financial statements for the years ended June 30, 2018 and 2017 are included in Part II, Item 8 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1†	Certificate of Incorporation of Shineco, Inc. (1)

3.2†	Amended and Restated Bylaws of Shineco, Inc.(1)

4.1†	Specimen Common Stock Share Certificate (3)

4.2†	2016 Share Incentive Plan (2)

10.1†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.2†	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (1)

10.3†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.4†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.5†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

Number	Exhibit
10.6†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.7†	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.8†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.9†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.10†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.11†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.12†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (1)

10.13†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.14†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.15†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.16†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.17†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

Number	Exhibit
10.18†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.19†	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.20†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.21†	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.22†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (1)

10.23†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.24†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.25†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

Number	Exhibit
10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)

10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)

Number	Exhibit
10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)

10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

Number	Exhibit
10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)

10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)

10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)

10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)

10.60†	Form of Independent Director Engagement Letter (2)

10.61†	2016 Share Incentive Plan (included in Exhibit 4.2) (2)

10.62†	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63†	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64†	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65†	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66†	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

14.1†	Code of Ethics of the Company. (2)

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1**	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2**	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished but not filed.
†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803).

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: October 15, 2018	By:	/s/ YuYing Zhang
YuYing Zhang
Chief Executive Officer

Date: October 15, 2018	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ YuYing Zhang	Chief Executive Officer and Director	October 15, 2018
YuYing Zhang	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	October 15, 2018
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Jiping Chen	Director	October 15, 2018
Jiping Chen

/s/ Ying (Teresa) Zhang	Director	October 15, 2018
Ying (Teresa) Zhang

/s/ Yajun Shi	Director	October 15, 2018
Yajun Shi

/s/ Leiger Yongmin Yang	Director	October 15, 2018
Leiger Yongmin Yang

/s/ Hua Yang	Director	October 15, 2018
Hua Yang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shineco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shineco, Inc. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017. Flushing, New York

October 15, 2018

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$31,487,053	$23,154,551
Accounts receivable, net	15,478,336	14,480,004
Due from related parties	388,261	448,833
Inventories	2,364,558	2,346,273
Advances to suppliers, net	4,977,407	2,396,123
Deferred issuance cost	434,000	-
Other current assets	1,034,780	1,900,143
TOTAL CURRENT ASSETS	56,164,395	44,725,927

Property and equipment, net	11,697,304	10,320,396
Land use right, net of accumulated amortization	1,345,088	1,346,631
Investments	6,567,090	5,695,080
Deposit for business acquisition	-	2,065,686
Distribution rights	1,114,837	-
Long-term deposit and other noncurrent assets	113,764	112,883
Long-term accounts receivable, net	2,700,367	-
Prepaid leases	3,397,572	3,784,533
Deferred tax assets	-	233,834
TOTAL ASSETS	$83,100,417	$68,284,970

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,316,283	$2,663,628
Accounts payable	2,270,140	158,068
Advances from customers	17,500	5,439
Due to related parties	197,617	257,880
Other payables and accrued expenses	1,736,735	337,107
Taxes payable	2,991,624	1,608,926
TOTAL CURRENT LIABILITIES	9,529,899	5,031,048

Income tax payable - noncurrent portion	685,185	-
Deferred tax liability	11,652	-
TOTAL LIABILITIES	10,226,736	5,031,048

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 21,234,072 and 21,034,072 shares issued and outstanding at June 30, 2018 and June 30, 2017	21,234	21,034
Additional paid-in capital	23,171,102	22,737,302
Statutory reserve	4,085,819	3,484,449
Retained earnings	46,051,289	39,064,743
Accumulated other comprehensive loss	(1,509,212)	(3,140,982)
Total Stockholders' equity of Shineco, Inc.	71,820,232	62,166,546
Non-controlling interest	1,053,449	1,087,376
TOTAL EQUITY	72,873,681	63,253,922

TOTAL LIABILITIES AND EQUITY	$83,100,417	$68,284,970

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended June 30,
	2018	2017

REVENUE	$43,897,618	$33,592,337

COST OF REVENUE
Cost of product and services	29,005,659	22,776,035
Business and sales related tax	104,667	75,974
Total cost of revenue	29,110,326	22,852,009

GROSS PROFIT	14,787,292	10,740,328

OPERATING EXPENSES
General and administrative expenses	3,985,604	1,813,402
Selling expenses	1,530,005	1,480,855
Total operating expenses	5,515,609	3,294,257

INCOME FROM OPERATIONS	9,271,683	7,446,071

OTHER INCOME
Impairment loss on goodwill	(2,153,298)	-
Income from equity method investments	907,794	927,697
Purchase rebate income	1,377,108	1,136,162
Other income	307,637	348,181
Interest income (expense), net	(58,775)	14,171
Total other income	380,466	2,426,211

INCOME BEFORE PROVISION FOR INCOME TAXES	9,652,149	9,872,282

PROVISION FOR INCOME TAXES	2,123,587	1,252,637

NET INCOME	7,528,562	8,619,645

Net (loss) income attributable to non-controlling interest	(59,354)	149,991

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$7,587,916	$8,469,654

COMPREHENSIVE INCOME
Net income	$7,528,562	$8,619,645
Other comprehensive income (loss): foreign currency translation gain (loss)	1,658,658	(1,271,036)
Total comprehensive income	9,187,220	7,348,609
Less: comprehensive (loss) income attributable to non-controlling interest	(32,466)	132,008

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHINECO, INC.	$9,219,686	$7,216,601

Weighted average number of shares basic and diluted	21,119,004	20,616,335

Earnings per common share	$0.36	$0.41

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	INCOME (LOSS)	INTEREST	EQUITY

Balance at June 30, 2016	19,320,882	$19,321	$17,344,466	$3,242,139	$30,837,399	$(1,887,929)	$955,368	$50,510,764

Stock issuance	1,713,190	1,713	5,392,836					5,394,549
Net income for the year					8,469,654		149,991	8,619,645
Appropriation of statutory reserve				242,310	(242,310)			-
Foreign currency translation loss						(1,253,053)	(17,983)	(1,271,036)
Balance at June 30, 2017	21,034,072	21,034	22,737,302	3,484,449	39,064,743	(3,140,982)	1,087,376	63,253,922

Acquisition of Tajite							(1,461)	(1,461)
Stock issuance	200,000	200	433,800					434,000
Net income (loss) for the year					7,587,916		(59,354)	7,528,562
Appropriation of statutory reserve				601,370	(601,370)			-
Foreign currency translation gain						1,631,770	26,888	1,658,658
Balance at June 30, 2018	21,234,072	$21,234	$23,171,102	$4,085,819	$46,051,289	$(1,509,212)	$1,053,449	$72,873,681

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,528,562	$8,619,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	698,232	575,196
Loss (gain) from disposal of property and equipment	5,557	(8,063)
Provision (recovery of) for doubtful accounts	262,013	(342,041)
Increase in inventory reserve	124,601	37,292
Deferred tax (benefit) provision	(28,138)	86,780
Income from equity method investments	(907,794)	(927,697)
Interest income from loans to related parties	-	(86,355)
Impairment loss on goodwill	2,153,298	-

Changes in operating assets and liabilities:
Accounts receivable	(3,569,821)	(8,136,668)
Advances to suppliers	(2,563,943)	(2,339,757)
Inventories	(25,031)	2,122,982
Other receivables	170,125	(72,891)
Prepaid expense and other assets	4,442	(401,755)
Due from related parties	126,293	(976,937)
Prepaid leases	485,382	466,759
Accounts payable	2,145,058	(96,137)
Advances from customers	(70,459)	(3,950)
Other payables	1,272,263	(1,614,992)
Taxes payable	2,036,079	354,453
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,846,719	(2,744,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,763,160)	(49,863)
Proceeds from disposal of property and equipment	607	17,688
Payment for construction in progress	58,671	-
Repayments of loans from third parties	831,716	4,839
Loan advances to related party	(53,793)	-
Repayments of loans from related parties	-	565,739
Income received from investments in unconsolidated entities	153,695	990,839
Deposit for business acquisition	-	(2,055,074)
Deposit for potential investment	-	(200,000)
Cash of subsidiary acquired	23,304	-
NET CASH USED IN INVESTING ACTIVITIES	(748,960)	(725,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,459,122	2,673,064
Repayment of short-term loans	(2,877,044)	(2,701,321)
Proceeds from initial public offering, net of offering costs	-	5,394,549
Repayments of advances from related parties	(67,561)	17,683
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(485,483)	5,383,975

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(279,774)	(768,830)

NET INCREASE IN CASH	8,332,502	1,145,177

CASH - Beginning of the Period	23,154,551	22,009,374

CASH - End of the Period	$31,487,053	$23,154,551

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$857,201	$845,792
Cash paid for interest	$133,930	$150,175

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
Issued 200,000 shares of deferred issuance cost	$434,000	$-

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

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR and each will own 80% and 20% of the equity interests of ICAITR, respectively. Shineco invested RMB 5.0 million (US$ 737,745) as the registered capital, and Biorefinery will invest a technology patent named “Steam Explosion Degumming”.

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

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), one of the largest e-commerce companies and one of the largest retailers in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company planned to purchase Daiso Products in the amount of approximately RMB 20 million by August, 2018 and add orders as circumstance requires. The term of the Daiso Agreement is for one year, and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso. Due to the policy of China Customs, many of the bestselling products of Daiso are not allowed to be imported through general form of trade model, but only through cross-border e-commence business model. As a result, the Company suspends the cooperation with Daiso temporarily and waits for the opening of the China-Japan-South Korea Free Trade Zone.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China. The industrial park is focusing on planting and purchasing Bluish Dogbane, processing and distributing Bluish Dogbane preliminary products.

The Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma”, including therapeutic clothing and textile products made from Luobuma; 2) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries and VIEs. All intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2018	June 30, 2017

Current assets	$49,812,314	$40,584,817
Plant and equipment, net	9,818,518	8,958,282
Other noncurrent assets	11,194,017	10,707,344
Total assets	70,824,849	60,250,443
Total liabilities	(5,014,036)	(4,662,387)
Net assets	$65,810,813	$55,588,056

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income (loss) of these entities are reported separately in the consolidated statements of income and comprehensive income.

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

Members of the current management team own controlling interests in the Company and are also the owners of the VIEs in the PRC. The Company only controls the VIEs through contractual arrangements which obligate it to absorb the risk of loss and to receive the residual expected returns. As such, the controlling shareholders of the Company and the VIEs could cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain control of the VIEs. In addition, should these agreements be challenged or litigated, they would also be subject to the laws and courts of the PRC legal system which could make enforcing the Company’s rights difficult.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2018 and 2017, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. As of June 30, 2018 and 2017, the allowance for doubtful accounts was US$ 232,355 and US$ 48,450, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2018 and 2017, the Company had an allowance for uncollectible advances to suppliers of US$ 13,819 and US$ 17,618, respectively.

Loans to Third Parties

Loans to third parties consist of various cash advances to unrelated companies and individuals, with whom the Company has business relationships. The loans are due within one year with no interest. Loans to third parties are reviewed periodically as to whether their carrying values remain realizable.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a bargain gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values on the date acquired and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the net assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

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

Land Use Rights

According to the Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. In accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights, which are usually prepaid, are stated at cost less accumulated amortization. Amortization is provided over the life of the land use rights, using the straight-line method. The estimated useful life is 50 years, based on the term of the land use rights.

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the years ended June 30, 2018 and 2017, the Company did not recognize any impairment of its long-lived assets.

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

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the asset or liability.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at June 30, 2018 and 2017. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at June 30, 2018, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax years 2015 and after. As of June 30, 2018, the tax years ended June 30, 2013 through June 30, 2018 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of The Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. Additionally, The Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure the Company’s income tax liability and record an estimated income tax expense of US$ 744,766 for the year ended June 30, 2018. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2019 when the analysis is complete. The Company elects to pay the transition tax over an eight-year period using specified percentages (eight percent per year for the first five years, 15 percent in year six, 20 percent in year seven, and 25 percent in year eight).

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). Before May 1, 2018, all of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price, and after May 1, 2018, the Company subject a tax rate of 16% based on the newly Chinese tax law. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying consolidated financial statements.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars”, “USD” or “US$”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency of Renminbi (“RMB”), the currency of the PRC.

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

The balance sheet amounts, with the exception of equity, at June 30, 2018 and 2017 were translated at 1 RMB to 0.1511 USD and at 1 RMB to 0.1475 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2018 and 2017 were at 1 RMB to 0.1537 USD and at 1 RMB to 0.1468 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There was no anti-dilutive effect for the years ended June 30, 2018 and 2017.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into any new long-term leases.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal year beginning after December 31, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company believes that the adoption of this ASU will not have a material impact on its financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

The inventories consist of the following:

	June 30, 2018	June 30, 2017

Raw materials	$1,225,830	$1,167,553
Work-in-process	766,119	672,966
Finished goods	1,355,774	1,346,437
Less: inventory reserve for raw materials	(983,165)	(840,683)
Total	$2,364,558	$2,346,273

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2018	June 30, 2017

Buildings	$12,433,157	$10,516,245
Building improvements	82,599	51,797
Machinery and equipment	922,065	474,888
Motor vehicles	84,583	48,651
Construction in progress	40,524	442,646
Office equipment	179,624	153,836
Farmland leasehold improvements	3,176,677	3,102,803
	16,919,229	14,790,866
Less: accumulated depreciation and amortization	(5,221,925)	(4,470,470)
Property and equipment, net	$11,697,304	$10,320,396

Depreciation and amortization expense charged to operations was US$ 658,268 and US$ 535,806 for the years ended June 30, 2018 and 2017, respectively.

Farmland leasehold improvements consist of following:

	June 30, 2018	June 30, 2017

Blueberry farmland leasehold reconstruction	$2,440,465	$2,383,711
Yew tree planting base reconstruction	273,422	267,064
Greenhouse renovation	462,790	452,028
Total farmland leasehold improvements	$3,176,677	$3,102,803

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

	June 30, 2018	June 30, 2017

Land use rights	$1,680,259	$1,641,181
Less: accumulated amortization	(335,171)	(294,550)
Land use rights, net	$1,345,088	$1,346,631

For the years ended June 30, 2018 and 2017, the Company recognized amortization expense of US$ 39,964 and US$ 39,390, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending June 30:

2019	$33,605
2020	33,605
2021	33,605
2022	33,605
2023	33,605
Thereafter	1,177,063
Total	$1,345,088

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of June 30, 2018, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,114,837).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 754,099 and US$ 817,603 for the years ended June 30, 2018 and 2017, respectively, from the investments, which was included in “Income from equity method investments” in the consolidated statements of income and comprehensive income (see Note 12).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the years ended June 30, 2018 and 2017 a total of US$ 1,377,108 and US$ 1,136,162 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the years ended June 30, 2018 and 2017, the Company recorded investment income distributions of US$ 153,695 and US$ 110,094 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. For the years ended June 30, 2018 and 2017, the Company did not record investment income from this investment.

 The Company’s investments in unconsolidated entities consist of the following:

	June 30, 2018	June 30, 2017

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,439,793	$2,744,391
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	736,898	611,228
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,190,399	2,139,461
Original Lab Inc.	200,000	200,000
Total	$6,567,090	$5,695,080

Summarized financial information of unconsolidated entities is as follows:

	June 30, 2018	June 30, 2017

Current assets	$38,079,702	$32,880,168
Noncurrent assets	291,267	281,162
Current liabilities	29,862,664	26,328,322

	For the years ended June 30,
	2018	2017

Net sales	$36,788,909	$29,869,223
Gross profit	4,720,094	4,011,307
Income from operations	1,644,747	1,671,820
Net income	1,538,977	1,668,578

NOTE 8 - DEPOSIT FOR BUSINESS ACQUISITION

On November 16, 2017, Xinjiang Taihe entered into a Strategic Cooperation Agreement (the “Agreement”) with Western Xinjiang Tiansheng Agricultural Development Co., Ltd. (“Xinjiang Tiansheng”), a leading nursery and agricultural company with extensive industry experience in Xinjiang, China. Pursuant to the Agreement, Xinjiang Taihe intends to acquire 51% equity interest in Xinjiang Tiansheng, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and for cash consideration of RMB 23.8 million (approximately US$ 3,657,000). On December 20, 2017, the Company paid RMB 810,000 as a deposit, however, the Company and Xinjiang Tiansheng entered into an agreement to terminate the Agreement on July 10, 2018. The Company has received a refund of its deposit of RMB 810,000 from Xinjiang Tiansheng by the ended of July 2018.

NOTE 9 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate prepaid lease payments on these leases was approximately RMB 36.7 million (approximately US$ 5.5 million). Zhisheng Group was required to prepay the leases plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Future amortization expense will be recognized as follows:

Twelve months ending June 30:

2019	$477,066
2020	477,066
2021	455,414
2022	217,240
2023	217,240
Thereafter	1,553,546
Total	$3,397,572

NOTE 10 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	June 30, 2018	Maturity Date		Int. Rate/Year
MY Bank-a	50,354	2018-10-20		11.84%
Agricultural Bank of China-d	302,124	2018-7-3	*	5.22%
Agricultural Bank of China-d	755,310	2018-10-12		5.66%
Agricultural Bank of China-d	1,208,495	2019-1-30		5.66%
Total	$2,316,283

Lender	June 30, 2017	Maturity Date		Int. Rate/Year
Wanxiang Trust Co., Ltd-a	7,746	2017-9-9	*	13.48%
Agricultural Bank of China-b	295,098	2017-10-16	*	5.22%
Agricultural Bank of China-c	737,745	2017-8-17	*	5.66%
Agricultural Bank of China-d	1,180,392	2017-12-7	*	5.22%
Agricultural Bank of China-e	442,647	2017-11-15	*	5.22%
Total	$2,663,628

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

c.	Guaranteed by commercial credit guaranty companies unrelated to the Company.

d.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

e.	Guaranteed by a third-party company and also by Jiping Chen, a shareholder of the Company.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 133,930 and US$ 148,793 for the years ended June 30, 2018 and 2017, respectively. The annual weighted average interest rates are 5.64% and 5.36% for the years ended June 30, 2018 and 2017, respectively.

Note 11 - ACQUISITION

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	28,036
Inventory	60,288
Other current assets	191,632
Distribution rights	1,114,837
Property, plant and equipment	14,594
Advance from customers	(81,184)
Tax payable	(17,523)
Deferred tax liabilities	(278,709)
Salary payable	(26,057)
Accrued liabilities and other current liabilities	(1,031,839)
Non-controlling interest	1,480
Goodwill	2,116,408
Total purchase price for acquisition, net of US$ 22,905 of cash	$2,091,963

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of Tianjin Tajite have been included in the consolidated statements of operations from the date of acquisition.

In conjunction with the preparation of our consolidated financial statement for year ended June 30, 2018, the management performed evaluation on the impairment of goodwill. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded a US$ 2,116,408 impairment loss on goodwill of Tianjin Tajite.

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,114,837		(a)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the year ended June 30, 2018.

The Company has included the operating results of Tianjin Tajite in its consolidated financial statements since the Acquisition Date, which includes US$ 279,989 in net sales and US$ 405,247 in net loss of Tianjin Tajite.

The following unaudited pro forma condensed financial information presents the combined results of operations for the years ended June 30, 2018 and 2017 of Shineco, Inc and Tianjin Tajite as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined Years Ended June 30,
	2018	2017

Net sales	$44,058	$33,922
Net income	7,327	8,008
Net income per common share, basic and diluted	$0.35	$0.41
Shares outstanding, basic and diluted	21,119	20,616

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

As of June 30, 2018 and 2017, the outstanding amounts due from related parties consist of the following

	June 30, 2018	June 30, 2017

Yang Bin	$151,063	$147,550
Zhang Xin	93,658	91,480
Chang Song	59,669	73,037
Zhang Xinyu	-	61,441
Zhang Hua	-	28,034
Beijing Huiyinansheng Asset Management Co., Ltd	22,690	22,132
Zhang Yuying	-	15,567
Wang Qiwei	61,181	8,117
Tian Shuangpeng	-	1,475
	$388,261	$448,833

DUE TO RELATED PARTIES

As of June 30, 2018 and 2017, the Company had related party payables of US$ 197,617 and US$ 257,880, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	June 30, 2018	June 30, 2017

Wu Yang	$96,755	$94,505
Wang Sai	-	71,942
Zhao Min	100,862	91,433
	$197,617	$257,880

SALES TO RELATED PARTIES

For the years ended June 30, 2018 and 2017, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 3,285,311 and US$ 3,038,195, respectively. As of June 30, 2018 and 2017, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,526,351 and US$ 2,205,453, respectively.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted, The Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure the Company’s income tax liability and record an estimated income tax expense of US$ 744,766 for the year ended June 30, 2018. In accordance with SAB 118, additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2019 when the analysis is complete. The Company elects to pay the transition tax over an eight year period using specified percentages (eight percent per year for the first five years, 15 percent in year six, 20 percent in year seven, and 25 percent in year eight).

i)	The components of the income tax expense are as follows:

	For the years ended June 30,
	2018	2017
Current income tax provision	$2,151,725	$1,165,857
Deferred income tax provision (benefit)	(28,138)	86,780
Total	$2,123,587	$1,252,637

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Allowance for doubtful accounts	$22,225	$24,598
Inventory reserve	244,832	209,236
Net operating loss carry-forwards	539,061	111,882
Total	806,118	345,716
Valuation allowance	(539,061)	(111,882)
Total deferred tax assets	267,057	233,834
Deferred tax liability:
Distribution rights	(278,709)	-
Total deferred tax liability	(278,709)	-
Deferred tax assets (liability), net	$(11,652)	$233,834

Movement of the valuation allowance:

	June 30, 2018	June 30, 2017

Beginning balance	$111,882	$114,122
Current year addition	424,517	-
Exchange difference	2,662	(2,240)
Ending balance	$539,061	$111,882

(b) Value Added Tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% before May 1, 2018 for products sold in the PRC and decreased to 16% thereafter. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under commercial practice in the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2018 and 2017.

(c) Taxes Payable

Taxes payable consists of the following:

	June 30, 2018	June 30, 2017

Income tax payable	$3,106,642	$1,541,548
Value added tax payable	562,960	60,685
Business tax and other taxes payable	7,207	6,693
Total	3,676,809	1,608,926
Less: current portion	2,991,624	1,608,926
Income tax payable - noncurrent portion	$685,185	$-

NOTE 14 - SHAREHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of June 30, 2018 and 2017, the balance of the required statutory reserves were US$ 4,085,819 and US$ 3,484,449, respectively.

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with IFG Opportunity Fund LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 worth of shares of common stock. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 200,000 shares of the Company’s Common Stock (the “Commitment Shares”) to IFG Fund. The Purchase Shares are being offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of Purchase Shares shall not exceed 4,000,000. On January 23, 2018, the Company issued the Commitment Shares to IFG Fund.

NOTE 15 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 31,423,686 and US$ 23,112,124 as of June 30, 2018 and 2017, respectively.

During the years ended June 30, 2018 and 2017, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2018, two customers accounted for approximately 21% and 10% of the Company’s total sales, respectively. At June 30, 2018, five customers accounted for approximately 76% of the Company’s accounts receivable.

For the year ended June 30, 2017, two customers accounted for approximately 11% and 10% of the Company’s total sales, respectively. At June 30, 2017, four customers accounted for approximately 54% of the Company’s accounts receivable.

For the year ended June 30, 2018, three vendors accounted for approximately 36%, 16% and 11% of the Company’s total purchases, respectively. For the year ended June 30, 2017, two vendors accounted for approximately 23% and 14% of the Company’s total purchases, respectively.

NOTE 16 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through December 31, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending June 30:

2019	$569,778
2020	449,576
2021	288,530
2022	221,321
2023	221,321
Thereafter	3,946,890
Total	$5,697,416

Rent expense totaled US$ 546,098 and US$ 613,811 for the years ended June 30, 2018 and 2017, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending June 30:

2019	$221,321
2020	202,878
Total	$424,199

Sublease rental income totaled US$ 221,321 and US$ 211,379 for the years ended June 30, 2018 and 2017, respectively.

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleges that the Company breached the Agreement and seeks money damages up to US$ 6 million. The Company believes that these claims are without merit and intends to vigorously defend its position.

NOTE 17 - SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organizational management structure as well as information about geographical areas, business segments and major customers in for details on the Group’s business segments.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management’s assessment, the Company has determined that it has three operating segments according to its major products and locations as follows:

●	Developing, manufacturing and distributing of specialized fabrics, textile products and other by-products derived from an indigenous Chinese plant called Apocynum Venetum, commonly known as “Bluish Dogbane” or known in Chinese as “Luobuma” (referred to herein as Luobuma):

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma growing, development and manufacturing of relevant products, as well as purchasing Luobuma raw materials processing.

This segment’s operations are focused in the north region of Mainland China, mostly carried out in Beijing, Tianjin and Xinjiang City.

●	Processing and distributing of traditional Chinese medicinal herbal products as well as other pharmaceutical products (“Herbal products”):

The operating companies of this segment, namely AnKang Longevity Group and its subsidiaries, process more than 600 kinds of Chinese medicinal herbal products with an established domestic sales and distribution network.

Ankang Longevity Group is also engaged in the retail pharmacy business and the operating revenue, which is not material, is also included in this segment.

●	Planting, processing and distributing of green and organic agricultural produce as well as growing and cultivating of Chinese Yew trees (“Other agricultural products”):

The operating companies of this segment, the Zhisheng Group, is engaged in the business of growing and distributing green and organic vegetables and fruits as well as providing logistics services for distributing agricultural products. This segment has been focusing its efforts on the growing and cultivating of Chinese yew trees (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of medications believed to be anti-cancer and the tree itself can be used as an ornamental indoor bonsai tree, which are known to have the effect of purifying air quality.

The operations of this segment are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing where the Zhisheng Group has newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

The following table presents summarized information by segment for the year ended June 30, 2018:

	For the year ended June 30, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$10,884,901	$14,179,603	$18,833,114	$43,897,618
Cost of revenue and related business and sales tax	4,889,282	10,761,778	13,459,266	29,110,326
Gross profit	5,995,619	3,417,825	5,373,848	14,787,292
Gross profit %	55.2%	24.1%	28.5%	33.7%

The following table presents summarized information by segment for the year ended June 30, 2017:

	For the year ended June 30, 2017
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$3,624,993	$13,245,236	$16,722,108	$33,592,337
Cost of revenue and related business and sales tax	1,712,014	10,183,961	10,956,034	22,852,009
Gross profit	1,912,979	3,061,275	5,766,074	10,740,328
Gross profit %	52.8%	23.1%	34.5%	32.0%

Total Assets as of

	June 30, 2018	June 30, 2017

Luobuma products	$11,927,928	$6,983,551
Herbal products	40,904,909	35,222,278
Other agricultural products	30,267,580	26,079,141
	$83,100,417	$68,284,970

NOTE 18 – SUBSEQUENT EVENTS

These consolidated financial statements were approved by management and available for issuance on October 15, 2018, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these consolidated financial statements.