Form 10-Q
period 2018-09-30
SHINECO, INC.
filed 2018-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:     001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 1001, Building T5, DaZu Square,

Daxing District, Beijing

People’s Republic of China 100176

(Address of Principal Executive Offices)

(+86) 10-87227366

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 13, 2018, the registrant had 22,871,772 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,235,846	$31,487,053
Accounts receivable, net	17,447,838	15,478,336
Due from related parties	374,212	388,261
Inventories	2,304,089	2,364,558
Advances to suppliers, net	4,625,666	4,977,407
Deferred issuance cost	-	434,000
Other current assets	1,136,314	1,034,780
TOTAL CURRENT ASSETS	57,123,965	56,164,395

Property and equipment, net	11,182,141	11,697,304
Land use right, net of accumulated amortization	1,288,321	1,345,088
Investments	6,478,522	6,567,090
Distribution rights	1,074,499	1,114,837
Long-term deposit and other noncurrent assets	108,196	113,764
Long-term accounts receivable, net	704,785	2,700,367
Prepaid leases	3,159,686	3,397,572
TOTAL ASSETS	$81,120,115	$83,100,417

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,236,113	$2,316,283
Accounts payable	500,465	2,270,140
Advances from customers	293,396	17,500
Due to related parties	190,494	197,617
Other payables and accrued expenses	1,813,481	1,736,735
Taxes payable	2,935,366	2,991,624
TOTAL CURRENT LIABILITIES	7,969,315	9,529,899

Income tax payable - noncurrent portion	685,185	685,185
Deferred tax liability	12,843	11,652
TOTAL LIABILITIES	8,667,343	10,226,736

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 22,871,772 and 21,234,072 shares issued and outstanding at September 30, 2018 and June 30, 2018	22,872	21,234
Additional paid-in capital	24,759,356	23,171,102
Statutory reserve	4,141,955	4,085,819
Retained earnings	46,627,977	46,051,289
Accumulated other comprehensive loss	(4,129,748)	(1,509,212)
Total Stockholders' equity of Shineco, Inc.	71,422,412	71,820,232
Non-controlling interest	1,030,360	1,053,449
TOTAL EQUITY	72,452,772	72,873,681

TOTAL LIABILITIES AND EQUITY	$81,120,115	$83,100,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017

REVENUE	$7,589,081	$7,809,494

COST OF REVENUE
Cost of product and services	5,464,464	5,705,511
Business and sales related tax	13,690	15,613
Total cost of revenue	5,478,154	5,721,124

GROSS PROFIT	2,110,927	2,088,370

OPERATING EXPENSES
General and administrative expenses	1,527,186	835,551
Selling expenses	197,335	294,936
Total operating expenses	1,724,521	1,130,487

INCOME FROM OPERATIONS	386,406	957,883

OTHER INCOME
Income from equity method investments	143,135	148,458
Purchase rebate income	292,439	368,803
Other income	52,569	85,619
Interest expense, net	(7,774)	(19,185)
Total other income	480,369	583,695

INCOME BEFORE PROVISION FOR INCOME TAXES	866,775	1,541,578

PROVISION FOR INCOME TAXES	218,783	282,857

NET INCOME	647,992	1,258,721

Net (loss) income attributable to non-controlling interest	15,168	2,831

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$632,824	$1,255,890

COMPREHENSIVE INCOME
Net income	$647,992	$1,258,721
Other comprehensive income (loss): foreign currency translation gain (loss)	(2,657,332)	1,469,410
Total comprehensive income (loss)	(2,009,340)	2,728,131
Less: comprehensive (loss) income attributable to non-controlling interest	(21,628)	22,853

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(1,987,712)	$2,705,278

Weighted average number of shares basic and diluted	21,287,475	21,034,072

Basic and diluted earnings per common share	$0.03	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$647,992	$1,258,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	196,490	146,627
Provision (recovery of) for doubtful accounts	213,450	(109,121)
(Decrease) increase in inventory reserve	(47,461)	93,453
Deferred tax (benefit) provision	1,627	(26,479)
Income from equity method investments	(143,135)	(148,458)
Value of shares issued to IFG Fund for equity, we subsequently cancelled	434,000	-

Changes in operating assets and liabilities:
Accounts receivable	(1,002,263)	1,621,378
Advances to suppliers	147,367	(336,622)
Inventories	22,139	8,229
Other receivables	79,355	345,841
Prepaid expense and other assets	180,065	124,496
Due from related parties	-	2,324
Prepaid leases	116,023	118,365
Accounts payable	(1,703,276)	(14,916)
Advances from customers	279,109	650,665
Other payables	32,819	(79,636)
Taxes payable	49,684	30,257
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(496,015)	3,685,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(52,192)	(7,335)
Payment for construction in progress	53,638	-
Repayments (advances) of loans from third parties	(221,493)	830,717
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(220,047)	823,382

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	337,995	299,840
Repayment of short-term loans	(334,321)	(757,470)
Proceeds from issuance of 1,637,700 of common stock	1,589,892	-
Repayments of advances from related parties	28	42,466
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,593,594	(415,164)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,128,739)	481,047

NET (DECREASE) INCREASE IN CASH	(251,207)	4,574,389

CASH - Beginning of the Period	31,487,053	23,154,551

CASH - End of the Period	$31,235,846	$27,728,940

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$199,777	$273,474
Cash paid for interest	$31,372	$36,208

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

Pursuant to the VIE Agreements, Tenet-Jove has the exclusive right to provide to the Zhisheng  Group and Ankang Longevity Group consulting services related to their business operations and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng Group and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over the Zhisheng Group and Ankang Longevity Group. Therefore, the Zhisheng Group and Ankang Longevity Group are treated as Variable Interest Entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

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

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR, the Company and Biorefinery own 80% and 20% of the equity interests of ICAITR, respectively. Shineco invested RMB 5.0 million (US$ 737,745) as the registered capital, and Biorefinery will invest a technology patent named “Steam Explosion Degumming”.

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

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), one of the largest e-commerce companies and one of the largest retailers in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company planned to purchase Daiso Products in the amount of approximately RMB 20 million by August, 2018 and add orders as circumstance requires. The term of the Daiso Agreement is for one year, and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso. Due to the policy of China Customs, many of the bestselling products of Daiso are not allowed to be imported through the general form of trade model, but only through cross-border e-commence business model. As a result, the Company and Daiso agreed to suspend  the cooperation temporarily and wait for the opening of the China-Japan-South Korea Free Trade Zone.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018, which was filed on October 15, 2018.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2018	June 30, 2018

Current assets	$50,372,953	$49,812,314
Plant and equipment, net	9,365,230	9,818,518
Other noncurrent assets	10,817,845	11,194,017
Total assets	70,556,028	70,824,849
Total liabilities	(4,941,508)	(5,014,036)
Net assets	$65,614,520	$65,810,813

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income (loss) of these entities are reported separately in the unaudited condensed consolidated statements of income and comprehensive income.

Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other factors, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, changes could affect the Company’s interest in these entities  and its operations in the PRC.

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

Revenue Recognition

The Company previously recognized  revenue from sales of Luobuma products, Chinese medicinal herbal products and agricultural products, as well as providing logistic services and other processing services to external customers. The Company recognized  revenue when all of the following have occurred: (i) there was  persuasive evidence of an arrangement with a customer; (ii) delivery had  occurred or services had been rendered; (iii) the sales price was  fixed or determinable; and (iv) the Company’s collection of such fees was  reasonably assured. These criteria, as related to the Company’s revenue, were  considered to have been met as follows:

Sales of products: The Company recognized  revenue from the sale of products when the goods were  delivered and title to the goods passed  to the customer provided that there were  no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed ; the sales price was  fixed or determinable; and collectability was  deemed probable.

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services was  recognized upon the performance of services as stipulated in the underlying contract or when commodities were  being released from the customer’s warehouse; the service price was  fixed or determinable; and collectability was  deemed probable.

With the adoption of  ASC 606, “Revenue from Contracts with Customers,” revenue is recognized  when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted  the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company believes that its previous revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASC 606. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company's contracts. There is no significant impact upon adoption of the new guidance.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2018 and June 30, 2018, the Company had no cash equivalents.

Under PRC law, it is generally required that a commercial bank in the PRC that holds third party cash deposits protect the depositors’ rights over and interests in their deposited money. PRC banks are subject to a series of risk control regulatory standards, and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis. The Company monitors the banks utilized and has not experienced any problems.

Accounts  Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2018 and June 30, 2018, the allowance for doubtful accounts was US$ 585,268 and US$ 232,355, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories

Inventories, which are stated at the lower of cost or net realizable value , consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method.  Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value .

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2018 and June 30, 2018, the Company had an allowance for uncollectible advances to suppliers of US$ 38,958 and US$ 13,819, respectively.

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

Land Use Rights

According to  Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. In accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights, which are usually prepaid, are stated at cost less accumulated amortization. Amortization is provided over the life of the land use rights, using the straight-line method. The useful life is 50 years, based on the term of the land use rights.

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the three months ended September 30, 2018 and 2017, the Company did not recognize any impairment of its long-lived assets.

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

Level 2 applies to assets or liabilities for which there are inputs , other than quoted prices in level,  that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at September 30, 2018 and June 30, 2018. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at September 30, 2018, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter . As of September 30, 2018, the tax years ended June 30, 2013 through June 30, 2018 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). Before May 1, 2018, all of the Company’s products that were  sold in the PRC were  subject to a Chinese value-added tax at a rate of 17% of the gross sales price, and after May 1, 2018, the Company subject a tax rate of 16% based on the new  Chinese tax law. This VAT may be offset by VAT paid by the Company  is on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying unaudited condensed consolidated financial statements.

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

The balance sheet amounts, with the exception of equity, at September 30, 2018 and June 30, 2018 were translated at 1 RMB to 0.1456 USD and at 1 RMB to 0.1511 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2018 and 2017 were at 1 RMB to 0.1470 USD and at 1 RMB to 0.1499 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There was no anti-dilutive effect for the three months ended September 30, 2018 and 2017.

New Accounting Pronouncements

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ,” or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies how to apply certain aspects of the new leases standard. This ASU addresses the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. This ASU has the same effective date and transition requirements as the new leases standard, which is effective for annual periods beginning after December 15, 2018. The Company expects that the adoption of this ASU will have a material impact on its financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provides a new transition method and a practical expedient for separating components of a contract. This ASU is intended to reduce costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. The Company expects that the adoption of this ASU will have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s condensed unaudited consolidated financial statements.

NOTE 3 - INVENTORIES

The inventories consist of the following:

	September 30, 2018	June 30, 2018

Raw materials	$715,939	$1,225,830
Work-in-process	576,472	766,119
Finished goods	1,912,247	1,355,774
Less: inventory reserve for raw materials	(900,569)	(983,165)
Total	$2,304,089	$2,364,558

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2018	June 30, 2018

Buildings	$11,983,286	$12,433,157
Building improvements	79,611	82,599
Machinery and equipment	936,813	922,065
Motor vehicles	81,523	84,583
Construction in progress	80,553	40,524
Office equipment	176,724	179,624
Farmland leasehold improvements	3,061,736	3,176,677
	16,400,246	16,919,229
Less: accumulated depreciation and amortization	(5,218,105)	(5,221,925)
Property and equipment, net	$11,182,141	$11,697,304

Depreciation and amortization expense charged to operations was US$186,852 and US$ 136,982 for the three months ended September 30, 2018 and 2017, respectively.

Farmland leasehold improvements consist of following:

	September 30, 2018	June 30, 2018

Blueberry farmland leasehold improvements	$2,352,162	$2,440,465
Yew tree planting base reconstruction	263,529	273,422
Greenhouse renovation	446,045	462,790
Total farmland leasehold improvements	$3,061,736	$3,176,677

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

	September 30, 2018	June 30, 2018

Land use rights	$1,619,462	$1,680,259
Less: accumulated amortization	(331,141)	(335,171)
Land use rights, net	$1,288,321	$1,345,088

For the three months ended September 30, 2018 and 2017, the Company recognized amortization expense of US$ 9,638 and US$ 9,645, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending September 30:

2019	$32,389
2020	32,389
2021	32,389
2022	32,389
2023	32,389
Thereafter	1,126,376
Total	$1,288,321

NOTE 6 – DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of September 30, 2018, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,074,499).

NOTE 7 – INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 143,135 and US$ 148,458 for the three months ended September 30, 2018 and 2017, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new  49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2018 and 2017, a total of US$ 292,439 and US$ 368,803 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the three months ended September 30, 2018 and 2017, the Company did not record investment income from this investment.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. For the three months ended September 30, 2018 and 2017, the Company did not record investment income from this investment.

 The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2018	June 30, 2018

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,429,975	$3,439,793
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	737,404	736,898
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,111,143	2,190,399
Original Lab Inc.	200,000	200,000
Total	$6,478,522	$6,567,090

Summarized financial information of unconsolidated entities is as follows:

	September 30, 2018	June 30, 2018

Current assets	$37,296,034	$38,079,702
Noncurrent assets	275,404	291,267
Current liabilities	29,081,575	29,862,664

	For the three months ended September 30,
	2018	2017

Net sales	$7,438,062	$7,445,561
Gross profit	1,013,655	969,677
Income from operations	292,670	303,766
Net income	292,113	302,975

NOTE 8 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate prepaid lease payments on these leases was approximately RMB 36.7 million (approximately US$ 5.3 million). Zhisheng Group was required to prepay the leases plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Future amortization expense will be recognized as follows:

Twelve months ending September 30:

2019	$459,805
2020	459,805
2021	438,936
2022	209,380
2023	209,380
Thereafter	1,382,380
Total	$3,159,686

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	September 30, 2018	Maturity Date	Int. Rate/Year
MY Bank-a	52,172	2019/8/29	15.80%
Agricultural Bank of China-b	727,980	2018/10/12*	5.66%
Agricultural Bank of China-b	1,164,769	2019/1/30	5.66%
Agricultural Bank of China-c	291,192	2019/8/12	5.66%
Total	$2,236,113

Lender	June 30, 2018	Maturity Date	Int. Rate/Year
MY Bank-a	50,354	2018-10-20*	11.84%
Agricultural Bank of China-b	302,124	2018-7-3*	5.22%
Agricultural Bank of China-b	755,310	2018-10-12*	5.66%
Agricultural Bank of China-b	1,208,495	2019-1-30	5.66%
Total	$2,316,283

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 31,372 and US$ 36,028 for the three months ended September 30, 2018 and 2017, respectively. The annual weighted average interest rates are 5.83% and 5.38% for the three months ended September 30, 2018 and 2017, respectively.

Note 10 – ACQUISITION

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	27,022
Inventory	58,106
Other current assets	184,698
Distribution rights	1,074,499
Property, plant and equipment	14,066
Advance from customers	(78,246)
Tax payable	(16,889)
Deferred tax liabilities	(268,625)
Salary payable	(25,114)
Accrued liabilities and other current liabilities	(994,504)
Non-controlling interest	1,426
Goodwill	2,039,830
Total purchase price for acquisition, net of US$ 22,076 of cash	$2,016,269

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of Tianjin Tajite have been included in the unaudited condensed consolidated statements of operations from the date of acquisition.

In June 2018, the management performed evaluation on the impairment of goodwill. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on goodwill of Tianjin Tajite.

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,074,499	(a)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the three months ended September 30, 2018.

The Company has included the operating results of Tianjin Tajite in its unaudited condensed consolidated financial statements since the Acquisition Date. US$ 151,743 in net sales and US$ 271,226 in net loss of Tianjin Tajite were included in the unaudited condensed consolidated financial statements for the three month ended September 30, 2018.

The following unaudited pro forma condensed financial information presents the combined results of operations for the three months ended September 30, 2018 and 2017 of Shineco, Inc and Tianjin Tajite as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined Three Months Ended September 30,
	2018	2017

Net sales	$7,589	$7,905
Net income	648	1,092
Net income per common share, basic and diluted	$0.03	$0.05
Shares outstanding, basic and diluted	21,287	21,034

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of September 30, 2018 and June 30, 2018, the outstanding amounts due from related parties consist of the following

	September 30, 2018	June 30, 2018

Yang Bin	$145,595	$151,063
Zhang Xin	90,270	93,658
Chang Song	57,510	59,669
Beijing Huiyinansheng Asset Management Co., Ltd	21,869	22,690
Wang Qiwei	58,968	61,181
	$374,212	$388,261

DUE TO RELATED PARTIES

As of September 30, 2018 and June 30, 2018, the Company had related party payables of US$ 190,494 and US$ 197,617, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	September 30, 2018	June 30, 2018

Wu Yang	$93,254	$96,755
Zhao Min	97,240	100,862
	$190,494	$197,617

SALES TO RELATED PARTIES

For the three months ended September 30, 2018 and 2017, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 802,910 and US$ 771,604, respectively. As of September 30, 2018 and June 30, 2018, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,830,242 and US$ 1,526,351, respectively.

NOTE 12 - TAXES

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

i)	The components of the income tax expense are as follows:

	For the three months ended September 30,
	2018	2017
Current income tax provision	$217,156	$309,336
Deferred income tax provision (benefit)	1,627	(26,479)
Total	$218,783	$282,857

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	September 30, 2018	June 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$31,563	$22,225
Inventory reserve	224,219	244,832
Net operating loss carry-forwards	519,556	539,061
Total	775,338	806,118
Valuation allowance	(519,556)	(539,061)
Total deferred tax assets	255,782	267,057
Deferred tax liability:
Distribution rights	(268,625)	(278,709)
Total deferred tax liability	(268,625)	(278,709)
Deferred tax liability, net	$(12,843)	$(11,652)

Movement of the valuation allowance:

	September 30, 2018	June 30, 2018

Beginning balance	$539,061	$111,882
Current year addition	-	424,517
Exchange difference	(19,505)	2,662
Ending balance	$519,556	$539,061

(b)	Value Added Tax

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2018 and 2017.

(c)	Taxes Payable

Taxes payable consists of the following:

	September 30, 2018	June 30, 2018

Income tax payable	$3,067,034	$3,106,642
Value added tax payable	545,701	562,960
Business tax and other taxes payable	7,816	7,207
Total	3,620,551	3,676,809
Less: current portion	2,935,366	2,991,624
Income tax payable - noncurrent portion	$685,185	$685,185

NOTE 13 – SHAREHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of September 30, 2018 and June 30, 2018, the balance of the required statutory reserves were US$ 4,141,955 and US$ 4,085,819, respectively.

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with IFG Opportunity Fund LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 worth of shares of common stock. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 200,000 shares of the Company’s Common Stock (the “Commitment Shares”) to IFG Fund. The Purchase Shares are being offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of Purchase Shares shall not exceed 4,000,000. On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the three months ended September 30, 2018.

On September 27, 2018, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 1,637,700 of common stock at a purchase price of US$ 1 per share , for gross proceeds to the Company of approximately US$ 1,637,700 (the “2018 Offering”). After deducting the offering cost, the net proceeds the Company received was US$ 1,589,892. The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 31,139,121 and US$ 31,423,686 as of September 30, 2018 and June 30, 2018, respectively.

During the three months ended September 30, 2018 and 2017, almost 100% of the Company's assets were located in the PRC and 100% of the Company's revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2018, five customers accounted for approximately 14%, 14%, 14%, 12% and 11% of the Company’s total sales, respectively. At September 30, 2018 , four customers accounted for approximately 63% of the Company’s accounts receivable.

For the three months ended September 30, 2017, three customers accounted for approximately 22%, 12% and 10% of the Company’s total sales, respectively.

For the three months ended September 30, 2018, three vendors accounted for approximately 38%, 14% and 11% of the Company’s total purchases, respectively. For the three months ended September 30, 2017, five vendors accounted for approximately 19%, 13%, 12%, 11% and 11% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through December 31, 2020. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending September 30:

2019	$447,998
2020	348,531
2021	242,485
2022	211,614
2023	211,614
Thereafter	3,720,880
Total	$5,183,122

Rent expense totaled US$ 159,351 and US$ 128,456 for the three months ended September 30, 2018 and 2017, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending September 30:

2019	$211,614
2020	141,076
Total	$352,690

Sublease rental income totaled US$ 52,904 and US$ 53,971 for the three months ended September 30, 2018 and 2017, respectively.

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

NOTE 16 - SEGMENT REPORTING

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

The following table presents summarized information by segment for the three months ended September 30, 2018:

	For the three months ended September 30, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$166,185	$3,298,323	$4,124,573	$7,589,081
Cost of revenue and related business and sales tax	54,429	2,574,266	2,849,459	5,478,154
Gross profit	111,756	724,057	1,275,114	2,110,927
Gross profit %	67.2%	22.0%	30.9%	27.8%

The following table presents summarized information by segment for the three months ended September 30, 2017:

	For the three months ended September 30, 2017
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$1,046,297	$3,265,893	$3,497,304	$7,809,494
Cost of revenue and related business and sales tax	585,763	2,596,204	2,539,157	5,721,124
Gross profit	460,534	669,689	958,147	2,088,370
Gross profit %	44.0%	20.5%	27.4%	26.7%

Total Assets as of

	September 30, 2018	June 30, 2018

Luobuma products	$10,640,815	$11,927,928
Herbal products	40,562,892	40,904,909
Other agricultural products	29,916,408	30,267,580
	$81,120,115	$83,100,417

NOTE 17 – SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 14, 2018,  and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2018 and 2017, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

On December 31, 2008, June 11, 2011 and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement and Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng Group.”  Zhisheng Agricultural has not had any significant business activities and thus we have deregistered it in 2017. We have transferred all assets, rights and liabilities to an affiliated entity, Zhisheng Freight.

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

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement the two parties agreed to establish the ICAITR, the Company and Biorefinery own 80% and 20%  of the equity interests of ICAITR, respectively. Shineco invested RMB 5.0 million (US$ 737,745) as the registered capital, and Biorefinery will invest a technology patent for “Steam Explosion Degumming”.

On September 21, 2017, the Company, through its wholly owned subsidiary Tenet-Jove, entered into a Strategic Cooperation Agreement (the “Agreement”) with Mr. Jianjun Wang, who is experienced in apocynum planting, manufacturing and knowledgeable in apocynum market and administration procedures with relevant authorities in apocynum industry in China, to establish an Apocynum Industrial Park in Xinjiang, China. Pursuant to the Agreement entered into on September 21, 2017, both parties have agreed to establish a new company, namely, Xinjiang Shineco Taihe Agriculture Technology Ltd. to hold and operate the Apocynum Industrial Park, with a total investment of RMB 50 million (approximately US$ 7.57 million), of which the Company will invest RMB 47.5 million and Mr. Wang will invest RMB 2.5 million. Upon the closing of the Agreement, Shineco owns 95% of the equity interest of Xinjiang Taihe.

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

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite, an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), a professional e-commerce company distributing Luobuma fabric commodities and branded products of Daiso 100-yen shops, based in Tianjin, China, for cash consideration of RMB 14,000,000 (approximately US$ 2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement that required Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company completed the acquisition for 51% of the equity interest in Tianjin Tajite.

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com (“JD”), one of the largest e-commerce companies and one of the largest retailers in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company planned to purchase Daiso Products in the amount of approximately RMB 20 million by August, 2018 and add orders as circumstance requires. The term of the Daiso Agreement is for one year , and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso. Due to the policy of China Customs, many of the bestselling products of Daiso are not allowed to be imported through the general form of trade model, but only through cross-border e-commence business model. As a result, the Company and Daiso agreed to suspend the cooperation temporarily and waits for the opening of the China-Japan-South Korea Free Trade Zone.

On November 1, 2017, the Company established the Apocynum Industrial Park in Xinjiang, China.

We ceased the business operation of Tenet-Jove Xuzhou branch in November 2017.

The Company, through its subsidiary, Xinjiang Taihe has entered into a definitive Share Exchange and Acquisition Agreement (the “Xinjiang Tiansheng Agreement”) with Western Xinjiang Tiansheng Agricultural Development Co., Ltd (“Xinjiang Tiansheng”). Pursuant to the Xinjiang Tiansheng Agreement, Xinjiang Taihe will receive 51% equity ownership in Xinjiang Tiansheng for further investment in apocynum business expansion in Xinjiang, China, in exchange for a combination of 14% equity ownership in Xinjiang Taihe and cash payments in three separate installments (the “Acquisition Consideration”). The first installment in the amount of RMB 810,000 (approximately US$ 117,933) was paid to Xinjiang Tiansheng (the “Xinjiang Tiansheng Deposit”). The Acquisition Consideration in the aggregate is valued at RMB 23.8 million (approximately US$ 3.5 million)  contingent upon certain milestones in the next years. The Company and Xinjiang Tiansheng terminated the Xinjiang Tiansheng Agreement on July 10, 2018 and Xinjiang Tiansheng returned the full Xinjiang Tiansheng Deposit following such termination by the end of July 2018.

Currently, we have three main business segments: (i) Tenet-Jove is engaged in developing, manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma , as well as purchasing Luoboma raw materials processing; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, (iii) Ankang Longevity manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another

Financing Activities

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, the Company had  the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$  15,000,000 of shares of Common Stock and an additional 200,000 shares of Common Stock (the “Commitment Shares”) as consideration for IFG to enter into the Purchase Agreement. The Company and IFG Fund, on January 23, 2018, entered into a Registration Rights Agreement for certain registration rights in connection with the Purchase Agreement (the “Registration Rights Agreement”). The IFG Fund offering was made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 (the “Prospectus Supplement”) and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711) (the “Registration Statement”). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the three months ended September 30, 2018.

On September 27, 2018, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 1,637,700 of common stock at a purchase price of US$ 1 per share, for gross proceeds to the Company of approximately US$ 1,637,700 (the “2018 Offering”). After deducting the offering cost, the net proceeds the Company received was US$ 1,589,892. The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our agricultural products will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. As of the date of this Report however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

Expansion of our sources of supply, production capacity and sales network - To meet the increasing demand for our products, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades. We also participate in two non-equity investment opportunities through a VIE, both of which we expect to provide us with new networks and platforms.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value.

Revenue Recognition

The Company previously recognized revenue from sales of Luobuma products, Chinese medicinal herbal products and agricultural products, as well as providing logistic services and other processing services to external customers. The Company recognized revenue when all of the following have occurred: (i) there was persuasive evidence of an arrangement with a customer; (ii) delivery had occurred or services had been rendered; (iii) the sales price was fixed or determinable; and (iv) the Company’s collection of such fees was reasonably assured. These criteria, as related to the Company’s revenue, were considered to have been met as follows:

Sales of products: The Company recognized revenue from the sale of products when the goods were delivered and title to the goods passed to the customer provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from the rendering of services: Revenue from international freight forwarding, domestic air and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company believes that its previous revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASC 606. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company's contracts. There is no significant impact upon adoption of the new guidance.

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

Level 2 applies to assets or liabilities for which there are inputs, other than quoted prices in level, that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the asset or liability.

The carrying value of financial instruments included in current assets and liabilities approximate their fair values because of the short-term nature of these instruments.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Overview

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Variance
	2018	2017	Amount	%
Revenue	$7,589,081	$7,809,494	$(220,413)	(2.82)%
Cost of revenue	5,478,154	5,721,124	(242,970)	(4.25)%
Gross profit	2,110,927	2,088,370	22,557	1.08%
General and administrative expenses	1,527,186	835,551	691,635	82.78%
Selling expenses	197,335	294,936	(97,601)	(33.09)%
Income from operations	386,406	957,883	(571,477)	(59.66)%
Income from equity method investments	143,135	148,458	(5,323)	(3.59)%
Purchase rebate income	292,439	368,803	(76,364)	(20.71)%
Other income	52,569	85,619	(33,050)	(38.60)%
Interest expense, net	(7,774)	(19,185)	11,411	(59.48)%
Income before income tax provision	866,775	1,541,578	(674,803)	(43.77)%
Provision for income taxes	218,783	282,857	(64,074)	(22.65)%
Net income	$647,992	$1,258,721	$(610,729)	(48.52)%
Comprehensive income (loss) attributable to Shineco Inc.	$(1,987,712)	$2,705,278	$(4,692,990)	(173.48)%

Revenue

Currently, we have three revenue streams derived from our three major business segments. First, developing, manufacturing and distributing specialized fabrics, textiles and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane”, as well as Luoboma raw materials processing, this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries. Third, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees; this segment is conducted through our VIEs, the Zhisheng Group.

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$166,185	2.19%	$1,046,297	13.40%	$(880,112)	(84.12)%
Chinese medicinal herbal products	3,298,323	43.46%	3,265,893	41.82%	32,430	0.99%
Other agricultural products	4,124,573	54.35%	3,497,304	44.78%	627,269	17.94%
Total Amount	$7,589,081	100.00%	$7,809,494	100.00%	$(220,413)	(2.82)%

For the three months ended September 30, 2018 and 2017, revenue from sales of Luobuma products was US$ 166,185 and US$ 1,046,297, respectively, which represented a decrease of US$ 880,112 or 84.12%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove Xuzhou branch of US$ 836,004, as the business operation of this branch ceased in November 2017.

For the three months ended September 30, 2018 and 2017, revenue from sales of Chinese medicinal herbal products was US$ 3,298,323 and US$ 3,265,893, respectively, representing a slight increase of US$ 32,430 or 0.99%. The increase was mainly due to the fact that we fulfilled more sales orders from customers for the three months ended September 30, 2018 than the same period in 2017.

For the three months ended September 30, 2018 and 2017, revenue from sales of other agricultural products was US$ 4,124,573 and US$ 3,497,304, respectively, representing an increase of US$ 627,269 or 17.94%. The increase was mainly due to the increase in sales volume of yew trees since the public realized the air purification function of the yew trees for three months ended September 30, 2018 as compared to the same period in 2017.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$53,595	0.98%	$581,291	10.16%	$(527,696)	(90.78)%
Chinese medicinal herbal products	2,564,506	46.81%	2,585,063	45.18%	(20,557)	(0.80)%
Other agricultural products	2,846,363	51.96%	2,539,157	44.39%	307,206	12.10%
Business and sales related tax	13,690	0.25%	15,613	0.27%	(1,923)	(12.32)%
Total Amount	$5,478,154	100.00%	$5,721,124	100.00%	$(242,970)	(4.25)%

For the three months ended September 30, 2018 and 2017, cost of revenue from sales of our Luobuma products was US$ 53,595 and US$ 581,291, respectively, representing a decrease of US$ 527,696 or 90.78%. The decrease was primarily due to the decreased cost of revenue from Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017. The percentage of the decrease in cost of revenue was higher than the decrease in sales during this period, primarily due to the reversal of inventory allowance for the three months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,564,506 and US$ 2,585,063, respectively, representing a slight decrease of US$ 20,557 or 0.80%. The slight decrease in cost of revenue was mainly due to the products we sold in current period have a slightly higher margin as compared to the corresponding period in 2017.

For the three months ended September 30, 2018 and 2017, cost of revenue from sales of other agricultural products was US$ 2,846,363 and US$ 2,539,157, respectively, representing an increase of US$ 307,206 or 12.10%. The increase was mainly due to the increase in freight cost of yew trees since we sold more yew trees for the three months ended September 30, 2018, as compared to the same period in 2017 . The percentage of the increase in cost of revenue was lower than the increase in sales during this period, primarily due to higher proportion of the sales was generated from sales of yew trees, which has higher profit margin than storage services for the three months ended September 30, 2018 as compared to the corresponding period in 2017.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$111,756	5.29%	$460,534	22.05%	$(348,778)	(75.73)%
Chinese medicinal herbal products	724,057	34.30%	669,689	32.07%	54,368	8.12%
Other agricultural products	1,275,114	60.41%	958,147	45.88%	316,967	33.08%
Total Amount	$2,110,927	100.00%	$2,088,370	100.00%	$22,557	1.08%

Gross profit from Luobuma product sales decreased by US$ 348,778 and gross profit contribution percentage decreased by 75.73% for the three months ended September 30, 2018 as compared to the same period of 2017. As mentioned above, the decrease in gross profit was primarily due to the decrease in revenue over Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017. The percentage of decrease in gross profit was lower than the percentage of decrease in sales mainly due to the reversal of inventory allowance for the three months ended September 30, 2018.

Gross profit from sales of Chinese medicinal herbal products increased by US$ 54,368 or 8.12% for the three months ended September 30, 2018 as compared to the same period of 2017. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products increased by US$ 316,967 or 33.08% for the three months ended September 30, 2018 as compared to the same period of 2017. The increase was mainly due to higher proportion of the sales were generated from sales of yew trees, which has higher profit margin than storage services for the three months ended September 30, 2018 as compared to the corresponding period in 2017

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,				Variance
	2018	%	2017	%	Amount	%
General and administrative expenses	$1,527,186	88.56%	$835,551	73.91%	$691,635	82.78%
Selling expenses	197,335	11.44%	294,936	26.09%	(97,601)	(33.09)%
Total Amount	$1,724,521	100.00%	$1,130,487	100.00%	$594,034	52.55%

General and Administrative Expenses

For the three months ended September 30, 2018, our general and administrative expenses were US$ 1,527,186, representing an increase of US$ 691,635 or 82.78%, as compared to the same period of 2017. The increase was primarily due to the incorporation and acquisition of new subsidiaries, Xinjiang Taihe, Runze and Tianjin Tajite in fiscal year 2018. The increase in general and administrative expenses was also a result of increased bad debt expense of US$ 333,722, salary expenses as well as the offering cost write-off of US$ 434,000which is the valuation of the Commitment Shares retained by IFG Fund based upon the Purchase Agreement and Registration Rights Agreement related to the equity line of credit.

Selling Expenses

For the three months ended September 30, 2018, our selling and distribution expenses were US$ 197,335 representing a decrease of US$ 97,601, or 33.09%, as compared to the same period of 2017. The decrease was primarily due to the decrease in selling expenses from Tenet-Jove Xuzhou branch of US$ 131,839, as the business operation of this branch ceased in November 2017. The decrease was partially offset by the increase in selling expenses from a new subsidiary, Tianjin Tajite, as the acquisition of Tianjin Tajite was completed in October 2017.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 143,135 and US$ 148,458 from these equity method investments for the three months ended September 30, 2018 and 2017, respectively.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended September 30, 2018 and 2017, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2018, total income of US$ 292,439 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 368,803 in the same period in 2017 due to the decrease in purchases in the current period.

Interest Income (Expense), net

For the three months ended September 30, 2018, our net interest expense was US$ 7,774 as compared to net interest expense of $19,185 in the same period of 2017. The decrease in interest expense was primarily attributable to decreased average balance of short-term bank loans for three months ended September 30, 2018 as compared to the same period of 2017.

Other Income

For the three months ended September 30, 2018, our other income was US$ 52,569 representing a decrease of US$ 33,050, or 38.60%, as compared to the same period of 2017. The decrease was primarily due to the decrease in rental income received by Tenet-Jove, as the Company decided to use the premise as its own office since June 2018.

Provision for Income Taxes

For the three months ended September 30, 2018 and 2017, the Company’s provision for income taxes decreased by US$ 64,074 or 22.65% to US$ 218,783 for the three months ended September 30, 2018 from US$ 282,857 for the three months ended September 30, 2017. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by US$ 610,729 or 48.52%  for the three months ended September 30, 2018 as compared to the same period of 2017. The decrease in net income was primarily a result of the increase in general and administrative expenses and decrease in other income, offset by the decrease in selling expenses and provision for income taxes.

Comprehensive Income (loss)

The comprehensive loss was US$ 2,009,340  for the three months ended September 30, 2018, an increase of US$ 4,737,471 from comprehensive income of US$ 2,728,131 for the three months ended September 30, 2017. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 1,987,712  for the three months ended September 30, 2018, compared to comprehensive income attributable to the Company of US$ 2,705,278 for the three months ended September 30, 2017. The reason of the significant increase of comprehensive loss was due to the increase in other comprehensive loss due to the increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, and the decrease in net income as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2018 and June 30, 2018, we do not engage in any foreign currency borrowings or loan contracts.

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

On September 27, 2018, we entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 1,637,700 of common stock at a purchase price of US$ 1 per share, for gross proceeds of US$ 1.6 million and net proceeds of approximately US$ 1.6 million.

Management believes that our current cash, cash flows from current and future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk

Working Capital

The following table provides the information about our working capital at September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

Current Assets	$57,123,965	$56,164,395
Current Liabilities	7,969,315	9,529,899
Working Capital	$49,154,650	$46,634,496

The working capital increased by US$ 2,520,154 or 5.4 % at September 30, 2018 from June 30, 2018, primarily as a result of a decrease in accounts payable and an increase in accounts receivable during the three months ended September 30, 2018. We believe that we currently have sufficient working capital to operate our business.

As of September 30, 2018 from June 30, 2018, the other major component of our working capital is accounts receivable.

The accounts receivable as of September 30, 2018 were US$ 17,447,838 an increase of approximately 12.7% from US$ 15,478,336 as of June 30, 2018, mainly due to an increase of revenue receivable from Qingdao Zhihesheng of US$ 787,176, Xinjiang Taihe current portion of US$ 709,602, and Ankang Longevity Group of US$ 655,710. In August 2018, the Company entered into three accounts receivable repayment plans with three major customers, Horgos Huajing Tencel Technology Development Co., Ltd., Qingdao Shipping Service Association and Qingdao Ship Owners Association, who each agreed to pay RMB 3.0 million (US$ 436,788 as of September 30, 2018), RMB 1.2 million (US$ 174,715 as of September 30, 2018) and RMB 1.2 million (US$ 174,715 as of September 30, 2018) per month starting from September 2018, and the balance of account receivable from them as of June 30, 2018 will be paid off before January 2020, June 2019 and June 2019, respectively. As date of this Report, the account receivables from these three major customers were collected under the repayment plan. In the meanwhile, the Company continues to make sales transactions with these three customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of June September 30, 2018 from June 30, 2018, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2018 and 2017, respectively:

	For the three months ended September 30,
	2018	2017

Net cash (used in) provided by operating activities	$(496,015)	$3,685,124
Net cash (used in) provided by investing activities	(220,047)	823,382
Net cash provided by (used in) financing activities	1,593,594	(415,164)
Effect of exchange rate changes on cash	(1,128,739)	481,047
Net (decrease) increase in cash	(251,207)	4,574,389
Cash, beginning of period	31,487,053	23,154,551
Cash, end of period	$31,235,846	$27,728,940

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2018 was approximately US$ 0.5 million, consisting of net income of US$ 0.6 million, value of shares issued to IFG Fund for equity, we subsequently cancelled of US$ 0.4 million and net changes in our operating assets and liabilities, which mainly included a decrease in accounts payable of US$ 1.7 million and an increase in account receivables of US$ 1.0 million, partially offset by an increase in advances from customers of US$ 0.3 million. Net cash provided by operating activities during the three months ended September 30, 2017 was approximately US$ 3.7 million, consisting of net income of US$ 1.3 million and net changes in our operating assets and liabilities, which mainly included a decrease in accounts receivable of US$ 1.6 million and an increase in advances from customers of US$ 0.7 million.

Investing Activities

For the three months ended September 30, 2018, net cash used in investing activities was approximately US$ 220,047 as compared to net cash provided by investing activities of US$ 823,382 for the same period of 2017. The increase in net cash used in investing activities was primarily due to an increase in advances of loans from third parties of US$ 1.1 million for the three months ended September 30, 2018, as compared to the same period in 2017.

Financing Activities

For the three months ended September 30, 2018, net cash provided by financing activities amounted to US$ 1.6 million, as opposed to net cash used in financing activities of US$ 0.4 million for the same period of 2017. The increase of US$ 2.0 million in net cash provided by financing activities was primarily due to proceeds from issuance of 1,637,700 of common stock to selected investors for the three months ended September 30, 2018, as compared to the same period in 2017.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2019. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sale of equity securities during the three months ended September 30, 2018.

On September 27, 2018, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 1,637,700 of common stock at a purchase price of US$ 1 per share , for gross proceeds to the Company of approximately US$ 1,637,700 (the “2018 Offering”). After deducting the offering cost, the net proceeds the Company received was US$ 1,589,892. The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder. The net proceeds of the 2018 Offering have been used for general corporate purposes, which include working capital, capital expenditures, and research and development expenditures.

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

SHINECO, INC.

Dated: November 14, 2018	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)