Form 10-Q
period 2018-12-31
SHINECO, INC.
filed 2019-02-19
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

As of February 19, 2019, the registrant had 22,871,772 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$35,660,309	$31,487,053
Accounts receivable, net	13,024,961	15,478,336
Due from related parties	124,657	388,261
Inventories	2,375,124	2,364,558
Advances to suppliers, net	7,162,774	4,977,407
Deferred issuance cost	-	434,000
Other current assets	911,980	1,034,780
TOTAL CURRENT ASSETS	59,259,805	56,164,395

Property and equipment, net	11,105,700	11,697,304
Land use right, net of accumulated amortization	1,281,681	1,345,088
Investments	6,633,289	6,567,090
Distribution rights	1,075,722	1,114,837
Long-term deposit and other noncurrent assets	106,866	113,764
Long-term accounts receivable, net	-	2,700,367
Prepaid leases	3,048,201	3,397,572
Deferred tax assets	12,719	-
TOTAL ASSETS	$82,523,983	$83,100,417

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,142,699	$2,316,283
Accounts payable	881,324	2,270,140
Advances from customers	6,803	17,500
Due to related parties	182,840	197,617
Other payables and accrued expenses	2,270,829	1,736,735
Taxes payable	3,128,025	2,991,624
TOTAL CURRENT LIABILITIES	8,612,520	9,529,899

Income tax payable - noncurrent portion	685,185	685,185
Deferred tax liability	-	11,652
TOTAL LIABILITIES	9,297,705	10,226,736

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 22,871,772 and 21,234,072 shares issued and outstanding at December 31, 2018 and June 30, 2018	22,872	21,234
Additional paid-in capital	24,759,356	23,171,102
Statutory reserve	4,169,342	4,085,819
Retained earnings	47,324,470	46,051,289
Accumulated other comprehensive loss	(4,099,568)	(1,509,212)
Total Stockholders' equity of Shineco, Inc.	72,176,472	71,820,232
Non-controlling interest	1,049,806	1,053,449
TOTAL EQUITY	73,226,278	72,873,681

TOTAL LIABILITIES AND EQUITY	$82,523,983	$83,100,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2018	2017	2018	2017

REVENUE	$15,971,013	$21,941,696	$8,381,932	$14,132,202

COST OF REVENUE
Cost of product and services	11,421,721	14,994,212	5,957,257	9,288,701
Business and sales related tax	38,286	41,337	24,596	25,724
Total cost of revenue	11,460,007	15,035,549	5,981,853	9,314,425

GROSS PROFIT	4,511,006	6,906,147	2,400,079	4,817,777

OPERATING EXPENSES
General and administrative expenses	3,089,931	1,863,924	1,562,745	1,028,373
Selling expenses	487,181	845,219	289,846	550,283
Total operating expenses	3,577,112	2,709,143	1,852,591	1,578,656

INCOME FROM OPERATIONS	933,894	4,197,004	547,488	3,239,121

OTHER INCOME
Income from equity method investments	288,877	350,652	145,742	202,194
Purchase rebate income	517,626	779,935	225,187	411,132
Other income	104,299	139,975	51,730	54,356
Interest expense, net	(10,610)	(31,324)	(2,836)	(12,139)
Total other income	900,192	1,239,238	419,823	655,543

INCOME BEFORE PROVISION FOR INCOME TAXES	1,834,086	5,436,242	967,311	3,894,664

PROVISION FOR INCOME TAXES	444,146	595,035	225,363	312,178

NET INCOME	1,389,940	4,841,207	741,948	3,582,486

Net (loss) income attributable to non-controlling interest	33,236	(12,428)	18,068	(15,259)

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$1,356,704	$4,853,635	$723,880	$3,597,745

COMPREHENSIVE INCOME
Net income	$1,389,940	$4,841,207	$741,948	$3,582,486
Other comprehensive income (loss): foreign currency translation gain (loss)	(2,627,235)	3,030,781	30,097	1,561,371
Total comprehensive income (loss)	(1,237,295)	7,871,988	772,045	5,143,857
Less: comprehensive (loss) income attributable to non-controlling interest	(3,643)	32,395	17,985	9,542

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(1,233,652)	$7,839,593	$754,060	$5,134,315

Weighted average number of shares basic and diluted	22,079,624	21,034,072	22,871,772	21,034,072

Basic and diluted earnings per common share	$0.06	$0.23	$0.03	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,389,940	$4,841,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	326,844	295,832
Provision (recovery of) for doubtful accounts	964,614	(18,931)
(Decrease) increase in inventory reserve	(38,002)	148,043
Deferred tax benefit	(23,903)	(41,523)
Income from equity method investments	(288,877)	(350,652)
Value of shares issued to IFG Fund for equity, we subsequently cancelled	434,000	-

Changes in operating assets and liabilities:
Accounts receivable	3,486,213	35,996
Advances to suppliers	(2,469,378)	(733,215)
Inventories	(55,295)	(145,327)
Other receivables	369,576	(195,516)
Prepaid expense and other assets	283,428	189,270
Due from related parties	-	(8,399)
Prepaid leases	229,594	237,751
Accounts payable	(1,305,922)	1,544,313
Advances from customers	(10,058)	17,181
Other payables	584,425	1,640,458
Taxes payable	239,007	323,744
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,116,206	7,780,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(87,750)	(564,937)
Payment for construction in progress	(41,439)	(602,267)
Repayments (advances) of loans from third parties	(396,388)	830,889
Loan advances to related party	249,362	(52,698)
Deposit for business acquisition	-	(121,959)
Cash of subsidiary acquired	-	22,830
NET CASH USED IN INVESTING ACTIVITIES	(276,215)	(488,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	988,724	1,204,533
Repayment of short-term loans	(1,080,811)	(2,743,199)
Proceeds from issuance of 1,637,700 of common stock	1,589,892	-
Repayments of advances from related parties	(7,824)	73,556
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,489,981	(1,465,110)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,156,716)	370,082

NET INCREASE IN CASH	4,173,256	6,197,062

CASH - Beginning of the Period	31,487,053	23,154,551

CASH - End of the Period	$35,660,309	$29,351,613

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$339,607	$492,206
Cash paid for interest	$58,544	$69,498

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
Issued 200,000 shares of deferred issuance cost	$-	$-

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2018	June 30, 2018

Current assets	$53,422,203	$49,812,314
Plant and equipment, net	9,303,302	9,818,518
Other non-current assets	10,876,887	11,194,017
Total assets	73,602,392	70,824,849
Total liabilities	(5,797,078)	(5,014,036)
Net assets	$67,805,314	$65,810,813

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

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company believes that its previous revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASC 606. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. There is no significant impact upon adoption of the new guidance.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2018 and June 30, 2018, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2018 and June 30, 2018, the allowance for doubtful accounts was US$ 1,245,254 and US$ 232,355, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2018 and June 30, 2018, the Company had an allowance for uncollectible advances to suppliers of US$ 128,843 and US$ 13,819, respectively.

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

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of September 30, 2018, the tax years ended June 30, 2013 through June 30, 2018 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2018 and June 30, 2018 were translated at 1 RMB to 0.1458 USD and at 1 RMB to 0.1511 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2018 and 2017 were at 1 RMB to 0.1454 USD and at 1 RMB to 0.1506 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2018 and 2017 were at 1 RMB to 0.1446 USD and at 1 RMB to 0.1512 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2018 and 2017.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, policies for timing of transfers between different levels for fair value measurements, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company expects that the adoption of this ASU will have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s condensed unaudited consolidated financial statements.

NOTE 3 - INVENTORIES

The inventories consist of the following:

	December 31, 2018	June 30, 2018

Raw materials	$674,215	$1,225,830
Work-in-process	699,283	766,119
Finished goods	1,912,199	1,355,774
Less: inventory reserve	(910,573)	(983,165)
Total	$2,375,124	$2,364,558

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2018	June 30, 2018

Buildings	$11,996,927	$12,433,157
Building improvements	79,349	82,599
Machinery and equipment	941,440	922,065
Motor vehicles	81,615	84,583
Construction in progress	78,479	40,524
Office equipment	209,915	179,624
Farmland leasehold improvements	3,065,221	3,176,677
	16,452,946	16,919,229
Less: accumulated depreciation and amortization	(5,347,246)	(5,221,925)
Property and equipment, net	$11,105,700	$11,697,304

Depreciation and amortization expense charged to operations was US$ 307,772 and US$ 276,438 for the six months ended December 31, 2018 and 2017, respectively. Depreciation and amortization expense charged to operations was US$ 120,920 and US$ 139,456 for the three months ended September 30, 2018 and 2017, respectively.

Farmland leasehold improvements consist of following:

	December 31, 2018	June 30, 2018

Blueberry farmland leasehold improvements	$2,354,839	$2,440,465
Yew tree planting base reconstruction	263,829	273,422
Greenhouse renovation	446,553	462,790
Total farmland leasehold improvements	$3,065,221	$3,176,677

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

	December 31, 2018	June 30, 2018

Land use rights	$1,621,306	$1,680,259
Less: accumulated amortization	(339,625)	(335,171)
Land use rights, net	$1,281,681	$1,345,088

For the six months ended December 31, 2018 and 2017, the Company recognized amortization expense of US$ 19,072 and US$ 19,394, respectively. For the three months ended December 31, 2018 and 2017, the Company recognized amortization expense of US$ 9,434 and US$ 9,749, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending December 31:

2019	$32,426
2020	32,426
2021	32,426
2022	32,426
2023	32,426
Thereafter	1,119,551
Total	$1,281,681

NOTE 6 – DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of December 31, 2018, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,075,722).

NOTE 7 – INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 288,877 and US$ 350,652 for the six months ended December 31, 2018 and 2017, respectively and recorded income of US$ 145,742 and US$ 202,194 for the three months ended December 31, 2018 and 2017, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2018 and 2017, a total of US$ 517,626 and US$ 779,935 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively. For the three months ended December 31, 2018, total income of US$ 225,187 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 411,132 in the same period in 2017.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the six and three months ended December 31, 2018 and 2017, the Company did not record investment income from this investment.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. For the six and three months ended December 31, 2018 and 2017, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

	December 31, 2018	June 30, 2018

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,552,628	$3,439,793
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	767,115	736,898
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,113,546	2,190,399
Original Lab Inc.	200,000	200,000
Total	$6,633,289	$6,567,090

Summarized financial information of unconsolidated entities is as follows:

	December 31, 2018	June 30, 2018

Current assets	$37,239,944	$38,079,702
Noncurrent assets	254,782	291,267
Current liabilities	28,693,934	29,862,664

	For the six months ended December 31,
	2018	2017

Net sales	$16,306,851	$18,018,250
Gross profit	2,020,501	2,353,334
Income from operations	665,455	816,023
Net income	589,545	715,617

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

Future amortization expense will be recognized as follows:

Twelve months ending December 31:

2019	$460,328
2020	460,328
2021	439,436
2022	209,618
2023	209,618
Thereafter	1,268,873
Total	$3,048,201

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	December 31, 2018	Maturity Date	Int. Rate/Year
MY Bank-a	29,152	2019/8/29	15.80%
Agricultural Bank of China-b	1,166,095	2019/1/30	5.66%
Agricultural Bank of China-c	291,524	2019/8/12	5.66%
Agricultural Bank of China-b	655,928	2019/11/13	4.57%
Total	$2,142,699

Lender	June 30, 2018	Maturity Date		Int. Rate/Year
MY Bank-a	50,354	2018-10-20	*	11.84%
Agricultural Bank of China-b	302,124	2018-7-3	*	5.22%
Agricultural Bank of China-b	755,310	2018-10-12	*	5.66%
Agricultural Bank of China-b	1,208,495	2019-1-30		5.66%
Total	$2,316,283

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 58,544 and US$ 69,498 for the six months ended December 31, 2018 and 2017, respectively. The annual weighted average interest rates are 5.74% and 5.58% for the six months ended December 31, 2018 and 2017, respectively.

The Company recorded interest expense of US$ 27,172 and US$ 33,470 for the three months ended December 31, 2018 and 2017, respectively. The annual weighted average interest rates are 5.77% and 5.83% for the three months ended December 31, 2018 and 2017, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	27,053
Inventory	58,172
Other current assets	184,908
Distribution rights	1,075,722
Property, plant and equipment	14,082
Advance from customers	(78,335)
Tax payable	(16,909)
Deferred tax liabilities	(268,931)
Salary payable	(25,143)
Accrued liabilities and other current liabilities	(995,636)
Non-controlling interest	1,428
Goodwill	2,042,151
Total purchase price for acquisition, net of US$ 22,103 of cash	$2,018,562

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,075,722	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the six months ended December 31, 2018.

The Company has included the operating results of Tianjin Tajite in its unaudited condensed consolidated financial statements since the Acquisition Date. US$ 65,782 in net sales and US$ 94,586 in net loss of Tianjin Tajite were included in the unaudited condensed consolidated financial statements for the six month ended December 31, 2018. US$ 43,483 in net sales and US$ 54,728 in net loss of Tianjin Tajite were included in the unaudited condensed consolidated financial statements for the three month ended December 31, 2018.

The following unaudited pro forma condensed financial information presents the combined results of operations for the six and three months ended December 31, 2018 and 2017 of Shineco, Inc and Tianjin Tajite as if the acquisition had occurred as of the beginning of each period presented (in thousands except per share amounts):

	Pro Forma Combined Six Months Ended December 31,		Pro Forma Combined Three Months Ended December 31,
	2018	2017	2018	2017
Net sales	$15,971	$22,099	$8,382	$14,194
Net income	1,390	4,644	742	3,553
Net income per common share, basic and diluted	$0.06	$0.22	$0.03	$0.17
Shares outstanding, basic and diluted	22,080	21,034	22,872	21,034

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

As of December 31, 2018 and June 30, 2018, the outstanding amounts due from related parties consist of the following:

	December 31, 2018	June 30, 2018

Yang Bin	$43,729	$151,063
Zhang Xin	-	93,658
Chang Song	-	59,669
Beijing Huiyinansheng Asset Management Co., Ltd	21,893	22,690
Wang Qiwei	59,035	61,181
	$124,657	$388,261

DUE TO RELATED PARTIES

As of December 31, 2018 and June 30, 2018, the Company had related party payables of US$ 182,840 and US$ 197,617, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	December 31, 2018	June 30, 2018

Wu Yang	$93,360	$96,755
Zhao Min	89,480	100,862
	$182,840	$197,617

SALES TO RELATED PARTIES

For the six and three months ended December 31, 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 1,801,787 and US$ 998,877, respectively. For the six and three months ended December 31, 2017, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of US$ 1,601,634 and US$ 830,180, respectively. As of December 31, 2018 and June 30, 2018, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,238,269 and US$ 1,526,351, respectively.

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

i)	The components of the income tax expense are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2018	2017	2018	2017
Current income tax provision	$468,049	$636,558	$250,893	$327,222
Deferred income tax benefit	(23,903)	(41,523)	(25,530)	(15,044)
Total	$444,146	$595,035	$225,363	$312,178

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	December 31, 2018	June 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$54,930	$22,225
Inventory reserve	226,720	244,832
Net operating loss carry-forwards	520,148	539,061
Total	801,798	806,118
Valuation allowance	(520,148)	(539,061)
Total deferred tax assets	281,650	267,057
Deferred tax liability:
Distribution rights	(268,931)	(278,709)
Total deferred tax liability	(268,931)	(278,709)
Deferred tax assets (liability), net	$12,719	$(11,652)

Movement of the valuation allowance:

	December 31, 2018	June 30, 2018

Beginning balance	$539,061	$111,882
Current year addition	-	424,517
Exchange difference	(18,913)	2,662
Ending balance	$520,148	$539,061

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2018 and 2017.

(c) Taxes Payable

Taxes payable consists of the following:

	December 31, 2018	June 30, 2018

Income tax payable	$3,248,286	$3,106,642
Value added tax payable	556,378	562,960
Business tax and other taxes payable	8,546	7,207
Total	3,813,210	3,676,809
Less: current portion	3,128,025	2,991,624
Income tax payable - noncurrent portion	$685,185	$685,185

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of December 31, 2018 and June 30, 2018, the balance of the required statutory reserves were US$ 4,169,342 and US$ 4,085,819, respectively.

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with IFG Opportunity Fund LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 worth of shares of common stock. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 200,000 shares of the Company’s Common Stock (the “Commitment Shares”) to IFG Fund. The Purchase Shares were offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of Purchase Shares would not exceed 4,000,000. On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the three months ended September 30, 2018.

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

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 35,626,184 and US$ 31,423,686 as of December 31, 2018 and June 30, 2018, respectively.

During the six months ended December 31, 2018 and 2017, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2018, five customers accounted for approximately 14%, 11%, 11%, 11% and 11% of the Company’s total sales, respectively. For the three months ended December 31, 2018, two customers accounted for approximately 15% and 12% of the Company’s total sales, respectively. At December 31, 2018, four customers accounted for approximately 60% of the Company’s accounts receivable.

For the six months ended December 31, 2017, three customers accounted for approximately 16%, 13% and 11% of the Company’s total sales, respectively. For the three months ended December 31, 2017, two customers accounted for approximately 26% and 20% of the Company’s total sales, respectively.

For the six months ended December 31, 2018, three vendors accounted for approximately 45%, 15% and 10% of the Company’s total purchases, respectively. For the six months ended December 31, 2017, four vendors accounted for approximately 40%, 10%, 10%, and 10% of the Company’s total purchases, respectively.

For the three months ended December 31, 2018, one vendor accounted for approximately 28% of the Company’s total purchases, respectively. For the three months ended December 31, 2017, two vendors accounted for approximately 54% and 15% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through January 15, 2021. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending December 31:

2019	$448,339
2020	353,422
2021	210,346
2022	209,377
2023	209,377
Thereafter	3,629,199
Total	$5,060,060

Rent expense totaled US$ 295,460 and US$ 269,022 for the six months ended December 31, 2018 and 2017, respectively.

Rent expense totaled US$ 136,109 and US$ 140,566 for the three months ended December 31, 2018 and 2017, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending December 31:

2019	$209,377
2020	87,240
Total	$296,617

Sublease rental income totaled US$ 104,688 and US$ 108,408 for the six months ended December 31, 2018 and 2017, respectively.

Sublease rental income totaled US$ 51,784 and US$ 54,437 for the three months ended December 31, 2018 and 2017, respectively.

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

The following table presents summarized information by segment for the six months ended December 31, 2018:

	For the six months ended December 31, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$510,724	$6,797,904	$8,662,385	$15,971,013
Cost of revenue and related business and sales tax	221,786	5,154,956	6,083,265	11,460,007
Gross profit	288,938	1,642,948	2,579,120	4,511,006
Gross profit %	56.6%	24.2%	29.8%	28.2%

The following table presents summarized information by segment for the six months ended December 31, 2017:

	For the six months ended December 31, 2017
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$4,934,073	$6,928,139	$10,079,484	$21,941,696
Cost of revenue and related business and sales tax	2,462,985	5,358,556	7,214,008	15,035,549
Gross profit	2,471,088	1,569,583	2,865,476	6,906,147
Gross profit %	50.1%	22.7%	28.4%	31.5%

The following table presents summarized information by segment for the three months ended December 31, 2018:

	For the three months ended December 31, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$344,539	$3,499,581	$4,537,812	$8,381,932
Cost of revenue and related business and sales tax	167,357	2,580,690	3,233,806	5,981,853
Gross profit	177,182	918,891	1,304,006	2,400,079
Gross profit %	51.4%	26.3%	28.7%	28.6%

The following table presents summarized information by segment for the three months ended December 31, 2017:

	For the three months ended December 31, 2017
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$3,887,776	$3,662,246	$6,582,180	$14,132,202
Cost of revenue and related business and sales tax	1,877,222	2,762,352	4,674,851	9,314,425
Gross profit	2,010,554	899,894	1,907,329	4,817,777
Gross profit %	51.7%	24.6%	29.0%	34.1%

Total Assets as of

	December 31, 2018	June 30, 2018

Luobuma products	$9,133,916	$11,927,928
Herbal products	42,543,399	40,904,909
Other agricultural products	30,846,668	30,267,580
	$82,523,983	$83,100,417

NOTE 17 – SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February 15, 2019, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the six months and three months ended December 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2018 and 2017, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Financing Activities

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, the Company had  the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 of shares of Common Stock and an additional 200,000 shares of Common Stock (the “Commitment Shares”) as consideration for IFG to enter into the Purchase Agreement. The Company and IFG Fund, on January 23, 2018, entered into a Registration Rights Agreement for certain registration rights in connection with the Purchase Agreement (the “Registration Rights Agreement”). The IFG Fund offering was made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 (the “Prospectus Supplement”) and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711) (the “Registration Statement”). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the six months ended December 31, 2018.

On September 27, 2018, the Company entered into a securities purchase agreement with select investors pursuant to which the Company sold 1,637,700 shares of common stock at a purchase price of US$1 per share, for gross proceeds to the Company of approximately US$1,637,700 (the “2018 Offering”). After deducting the offering expenses, the net proceeds that the Company received was US$1,589,892. The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

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

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company believes that its previous revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASC 606. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. There is no significant impact upon adoption of the new guidance.

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

Results of Operations for the Six Months Ended December 31, 2018 and 2017

Overview

The following table summarizes our results of operations for the six months ended December 31, 2018 and 2017:

	Six Months Ended December 31,		Variance
	2018	2017	Amount	%
Revenue	$15,971,013	$21,941,696	$(5,970,683)	(27.21)%
Cost of revenue	11,460,007	15,035,549	(3,575,542)	(23.78)%
Gross profit	4,511,006	6,906,147	(2,395,141)	(34.68)%
General and administrative expenses	3,089,931	1,863,924	1,226,007	65.78%
Selling expenses	487,181	845,219	(358,038)	(42.36)%
Income from operations	933,894	4,197,004	(3,263,110)	(77.75)%
Income from equity method investments	288,877	350,652	(61,775)	(17.62)%
Purchase rebate income	517,626	779,935	(262,309)	(33.63)%
Other income	104,299	139,975	(35,676)	(25.49)%
Interest expense, net	(10,610)	(31,324)	20,714	(66.13)%
Income before income tax provision	1,834,086	5,436,242	(3,602,156)	(66.26)%
Provision for income taxes	444,146	595,035	(150,889)	(25.36)%
Net income	$1,389,940	$4,841,207	$(3,451,267)	(71.29)%
Comprehensive income (loss) attributable to Shineco Inc.	$(1,233,652)	$7,839,593	$(9,073,245)	(115.74)%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the six months ended December 31, 2018 and 2017, respectively:

	Six Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$510,724	3.20%	$4,934,073	22.49%	$(4,423,349)	(89.65)%
Chinese medicinal herbal products	6,797,904	42.56%	6,928,139	31.58%	(130,235)	(1.88)%
Other agricultural products	8,662,385	54.24%	10,079,484	45.93%	(1,417,099)	(14.06)%
Total Amount	$15,971,013	100.00%	$21,941,696	100.00%	$(5,970,683)	(27.21)%

For the six months ended December 31, 2018 and 2017, revenue from sales of Luobuma products was US$ 510,724 and US$ 4,934,073, respectively, which represented a decrease of US$ 4,423,349 or 89.65%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Xinjiang Taihe of US$ 2,934,428. In Xinjiang province, Apocynum Venetum plant grows in the wild field. In order to conduct large-scale harvesting, the Company is required to obtain a permit from local authority. However, the Company only managed to obtain the permit in the end of December 2018. As a result, there was a delay in harvesting the Apocynum Venetum plant and hence no revenue was generated by Xinjiang Taihe during the six months ended December 31, 2018. The decrease was also due to the decrease in revenue from Tenet-Jove Xuzhou branch of US$ 1,313,074, as the business operation of this branch ceased in November 2017.

For the six months ended December 31, 2018 and 2017, revenue from sales of Chinese medicinal herbal products was US$ 6,797,904 and US$ 6,928,139, respectively, representing a slight decrease of US$ 130,235 or 1.88%. The sales of Chinese medicinal herbal products was comparatively stable during the six months ended December 31, 2018 as compared to the same period in 2017. The decrease was due to the depreciation of RMB against US$. The average translation rate for the six months ended December 31, 2018 and 2017 were at 1 RMB to 0.1454 USD and at 1 RMB to 0.1506 USD, respectively, which represented a decrease of 3.43%.

For the six months ended December 31, 2018 and 2017, revenue from sales of other agricultural products was US$ 8,662,385 and US$ 10,079,484, respectively, representing a decrease of US$ 1,417,099 or 14.06%. The decrease was mainly due to the decrease in sales volume of yew trees for six months ended December 31, 2018 as compared to the same period in 2017. The main reason of the decrease was that the Company sold US$ 2,240,431 in November 2017 to fulfill a one-time large order from one of the Company’s customers, Qingdao Ship Owners Association.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the six months ended December 31, 2018 and 2017, respectively:

	Six Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$218,784	1.92%	$2,449,556	16.29%	$(2,230,772)	(91.07)%
Chinese medicinal herbal products	5,129,906	44.76%	5,330,648	35.45%	(200,742)	(3.77)%
Other agricultural products	6,073,031	52.99%	7,214,008	47.99%	(1,140,977)	(15.82)%
Business and sales related tax	38,286	0.33%	41,337	0.27%	(3,051)	(7.38)%
Total Amount	$11,460,007	100.00%	$15,035,549	100.00%	$(3,575,542)	(23.78)%

For the six months ended December 31, 2018 and 2017, cost of revenue from sales of our Luobuma products was US$ 218,784 and US$ 2,449,556, respectively, representing a decrease of US$ 2,230,772 or 91.07%. The decrease was primarily due to the decrease in cost of revenue from Xinjiang Taihe as no revenue was generate during the six months ended December 31, 2018. The decrease was also due to the decreased cost of revenue from Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the six months ended December 31, 2018 and 2017, cost of revenue from sales of Chinese medicinal herbal products was US$ 5,129,906 and US$ 5,330,648, respectively, representing a slight decrease of US$ 200,742 or 3.77%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the six months ended December 31, 2018 and 2017, cost of revenue from sales of other agricultural products was US$ 6,073,031 and US$ 7,214,008, respectively, representing a decrease of US$ 1,140,977 or 15.82%. The decrease was mainly due to we sold less yew trees for the six months ended December 31, 2018, as compared to the same period in 2017. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the six months ended December 31, 2018 and 2017, respectively:

	Six Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$288,938	6.41%	$2,471,088	35.78%	$(2,182,150)	(88.31)%
Chinese medicinal herbal products	1,642,948	36.42%	1,569,583	22.73%	73,365	4.67%
Other agricultural products	2,579,120	57.17%	2,865,476	41.49%	(286,356)	(9.99)%
Total Amount	$4,511,006	100.00%	$6,906,147	100.00%	$(2,395,141)	(34.68)%

Gross profit from Luobuma product sales decreased by US$ 2,182,150 and gross profit contribution percentage decreased by 88.31% for the six months ended December 31, 2018 as compared to the same period in 2017. As mentioned above, the decrease in gross profit was primarily due to the decrease in revenue from Xinjiang Taihe and Tenet-Jove Xuzhou branch for the six months ended December 31, 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products increased by US$ 73,365 or 4.67% for the six months ended December 31, 2018 as compared to the same period in 2017. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 286,356 or 9.99% for the six months ended December 31, 2018 as compared to the same period in 2017. As mentioned above, the decrease was mainly due to the decrease in sales volume of yew trees for the six months ended December 31, 2018 as compared to the same period in 2017. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2018 and 2017, respectively:

	Six Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
General and administrative expenses	$3,089,931	86.38%	$1,863,924	68.80%	$1,226,007	65.78%
Selling expenses	487,181	13.62%	845,219	31.20%	(358,038)	(42.36)%
Total Amount	$3,577,112	100.00%	$2,709,143	100.00%	$867,969	32.04%

General and Administrative Expenses

For the six months ended December 31, 2018, our general and administrative expenses were US$ 3,089,931, representing an increase of US$ 1,226,007 or 65.78%, as compared to the same period in 2017. The increase in general and administrative expenses was mainly due to increased bad debt expense of US$ 983,545 as well as an offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement.

Selling Expenses

For the six months ended December 31, 2018, our selling and distribution expenses were US$ 487,181 representing a decrease of US$ 358,038, or 42.36%, as compared to the same period in 2017. The decrease was primarily due to the decrease in selling expenses from Tenet-Jove Xuzhou branch of US$ 253,836, as the business operation of this branch ceased in November 2017. The decrease was also due to the decrease in advertising expenses and salary expenses from Tenet-Jove of US$ 61,384 and US$ 33,481 for the six months ended December 31, 2018.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 288,877 and US$ 350,652 from these equity method investments for the six months ended December 31, 2018 and 2017, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the six months ended December 31, 2018 and 2017, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2018, total income of US$ 517,626 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 779,935 in the same period in 2017 due to the decrease in purchases in the current period.

Interest Expense, net

For the six months ended December 31, 2018, our net interest expense was US$ 10,610 as compared to net interest expense of US$ 31,324 in the same period in 2017. The decrease in interest expense was primarily attributable to decreased average balance of short-term bank loans for six months ended December 31, 2018 as compared to the same period in 2017. The decrease was also due to the increased interest income as there was an increased average amount of cash deposits we maintained during the six months ended September 30, 2018.

Other Income

For the six months ended December 31, 2018, our other income was US$ 104,299 representing a decrease of US$ 35,676, or 25.49%, as compared to the same period in 2017. The decrease was primarily due to the decrease in rental income received by Tenet-Jove, as the Company decided to use the premise as its own office since June 2018.

Provision for Income Taxes

For the six months ended December 31, 2018 and 2017, the Company’s provision for income taxes decreased by US$ 150,889 or 25.36% to US$ 444,146 for the six months ended December 31, 2018 from US$ 595,035 for the six months ended December 31, 2017. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the six months ended December 31, 2018.

Net Income

Our net income decreased by US$ 3,451,267 or 71.29% for the six months ended December 31, 2018 as compared to the same period in 2017. The decrease in net income was primarily a result of the decrease in gross profit and increase in general and administrative expenses and decrease in purchase rebate income, offset by the decrease in selling expenses and provision for income taxes.

Comprehensive Income (loss)

The comprehensive loss was US$ 1,237,295 for the six months ended December 31, 2018, an increase of US$ 9,109,283 from comprehensive income of US$ 7,871,988 for the six months ended December 31, 2017. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 1,233,652 for the six months ended December 31, 2018, compared to comprehensive income attributable to the Company of US$ 7,839,593 for the six months ended December 31, 2017. The reason of the significant increase of comprehensive loss was due to the increase in other comprehensive loss due to the increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, and the decrease in net income as mentioned above.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Overview

The following table summarizes our results of operations for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Variance
	2018	2017	Amount	%
Revenue	$8,381,932	$14,132,202	$(5,750,270)	(40.69)%
Cost of revenue	5,981,853	9,314,425	(3,332,572)	(35.78)%
Gross profit	2,400,079	4,817,777	(2,417,698)	(50.18)%
General and administrative expenses	1,562,745	1,028,373	534,372	51.96%
Selling expenses	289,846	550,283	(260,437)	(47.33)%
Income from operations	547,488	3,239,121	(2,691,633)	(83.10)%
Income from equity method investments	145,742	202,194	(56,452)	(27.92)%
Purchase rebate income	225,187	411,132	(185,945)	(45.23)%
Other income	51,730	54,356	(2,626)	(4.83)%
Interest expense, net	(2,836)	(12,139)	9,303	(76.64)%
Income before income tax provision	967,311	3,894,664	(2,927,353)	(75.16)%
Provision for income taxes	225,363	312,178	(86,815)	(27.81)%
Net income	$741,948	$3,582,486	$(2,840,538)	(79.29)%
Comprehensive income attributable to Shineco Inc.	$754,060	$5,134,315	$(4,380,255)	(85.31)%

Revenue

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$344,539	4.10%	$3,887,776	27.51%	$(3,543,237)	(91.14)%
Chinese medicinal herbal products	3,499,581	41.75%	3,662,246	25.91%	(162,665)	(4.44)%
Other agricultural products	4,537,812	54.15%	6,582,180	46.58%	(2,044,368)	(31.06)%
Total Amount	$8,381,932	100.00%	$14,132,202	100.00%	$(5,750,270)	(40.69)%

For the three months ended December 31, 2018 and 2017, revenue from sales of Luobuma products was US$ 344,539and US$ 3,887,776, respectively, which represented a decrease of US$ 3,543,237 or 91.14%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Xinjiang Taihe of US$ 2,934,428. In Xinjiang province, Apocynum Venetum plant grows in the wild field. In order to conduct large-scale harvesting, the Company is required to obtain a permit from local authority. However, the Company only managed to obtain the permit in the end of December 2018. As a result, there was a delay in harvesting the Apocynum Venetum plant and hence no revenue was generated by Xinjiang Taihe during the three months ended December 31, 2018. The decrease was also due to the decrease in revenue from Tenet-Jove Xuzhou branch of US$ 477,070, as the business operation of this branch ceased in November 2017.

For the three months ended December 31, 2018 and 2017, revenue from sales of Chinese medicinal herbal products was US$ 3,499,581 and US$ 3,662,246, respectively, representing a slight decrease of US$ 162,665 or 4.44%. The sales of Chinese medicinal herbal products were comparatively stable during the three months ended December 31, 2018 as compared to the same period in 2017. The decrease was due to the depreciation of RMB against US$. The average translation rate for the three months ended December 31, 2018 and 2017 were at 1 RMB to 0.1446 USD and at 1 RMB to 0.1512 USD, respectively, which represented a decrease of 4.47%.

For the three months ended December 31, 2018 and 2017, revenue from sales of other agricultural products was US$ 4,537,812 and US$ 6,582,180, respectively, representing a decrease of US$ 2,044,368 or 31.06%. The decrease was mainly due to the decrease in sales volume of yew trees for three months ended December 31, 2018 as compared to the same period in 2017. The main reason of the decrease was that the Company generated US$ 2,240,431 in yew tree sales in November 2017 to fulfill a one-time large order from one of the Company’s customers, Qingdao Ship Owners Association.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$165,189	2.76%	$1,868,265	20.06%	$(1,703,076)	(91.16)%
Chinese medicinal herbal products	2,565,400	42.89%	2,745,585	29.48%	(180,185)	(6.56)%
Other agricultural products	3,226,668	53.94%	4,674,851	50.18%	(1,448,183)	(30.98)%
Business and sales related tax	24,596	0.41%	25,724	0.28%	(1,128)	(4.39)%
Total Amount	$5,981,853	100.00%	$9,314,425	100.00%	$(3,332,572)	(35.78)%

For the three months ended December 31, 2018 and 2017, cost of revenue from sales of our Luobuma products was US$ 165,189 and US$ 1,868,265, respectively, representing a decrease of US$ 1,703,076 or 91.16%. The decrease was primarily due to the decrease in cost of revenue from Xinjiang Taihe as no revenue was generate during the three months ended December 31, 2018. The decrease was also due to the decreased cost of revenue from Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the three months ended December 31, 2018 and 2017, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,565,400 and US$ 2,745,585, respectively, representing a slight decrease of US$ 180,185 or 6.56%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the three months ended December 31, 2018 and 2017, cost of revenue from sales of other agricultural products was US$ 3,226,668 and US$ 4,674,851, respectively, representing a decrease of US$ 1,448,183 or 30.98%. The decrease was mainly due to the fact that we sold fewer yew trees for the three months ended December 31, 2018, as compared to the same period in 2017. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
Luobuma products	$177,182	7.38%	$2,010,554	41.73%	$(1,833,372)	(91.19)%
Chinese medicinal herbal products	918,891	38.29%	899,894	18.68%	18,997	2.11%
Other agricultural products	1,304,006	54.33%	1,907,329	39.59%	(603,323)	(31.63)%
Total Amount	$2,400,079	100.00%	$4,817,777	100.00%	$(2,417,698)	(50.18)%

Gross profit from Luobuma product sales decreased by US$ 1,833,372 and gross profit contribution percentage decreased by 91.19% for the three months ended December 31, 2018 as compared to the same period in 2017. As mentioned above, the decrease in gross profit was primarily due to the decrease in revenue over Xinjiang Taihe and Tenet-Jove Xuzhou branch for the three months ended December 31, 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products increased by US$ 18,997 or 2.11% for the three months ended December 31, 2018 as compared to the same period in 2017. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 603,323 or 31.63% for the three months ended December 31, 2018 as compared to the same period in 2017. As mentioned above, the decrease was mainly due to the decrease in sales volume of yew trees for three months ended December 31, 2018 as compared to the same period in 2017. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,				Variance
	2018	%	2017	%	Amount	%
General and administrative expenses	$1,562,745	84.35%	$1,028,373	65.14%	$534,372	51.96%
Selling expenses	289,846	15.65%	550,283	34.86%	(260,437)	(47.33)%
Total Amount	$1,852,591	100.00%	$1,578,656	100.00%	$273,935	17.35%

General and Administrative Expenses

For the three months ended December 31, 2018, our general and administrative expenses were US$ 1,562,745, representing an increase of US$ 534,372 or 51.96%, as compared to the same period in 2017. The increase in general and administrative expenses was also a result of increased bad debt expense of US$ 660,974, the increase was partially offset by the decreased general and administrative expenses of Tianjin Tajite amounting to US$ 71,742 during the three months ended December 31, 2018. As Tajite’s online Apocynum sales was unstable, the Company has significantly reduced the general and administrative expenses through downsizing the headcount of its employees from 23 to 7, relocating its office premise to Tenet-Jove and reducing other office expenses.

Selling Expenses

For the three months ended December 31, 2018, our selling and distribution expenses were US$ 289,846 representing a decrease of US$ 260,437, or 47.33%, as compared to the same period in 2017. The decrease was primarily due to the decrease in selling expenses from Tenet-Jove Xuzhou branch of US$ 121,997, as the business operation of this branch ceased in November 2017. The decrease was also due to the decrease in advertising expenses from Tenet-Jove of US$ 65,621 as well as decreased selling expenses of Tajite as a result of cost cutting for the three months ended December 31, 2018.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 145,742 and US$ 202,194 from these equity method investments for the three months ended December 31, 2018 and 2017, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended December 31, 2018 and 2017, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended December 31, 2018, total income of US$ 225,187 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 411,132 in the same period in 2017 due to the decrease in purchases in the current period.

Interest Expense, net

For the three months ended December 31, 2018, our net interest expense was US$ 2,836 as compared to net interest expense of US$ 12,139 in the same period in 2017. The decrease in interest expense was primarily attributable to decreased average balance of short-term bank loans for three months ended December 31, 2018 as compared to the same period in 2017. The decrease was also due to the increased interest income as there was an increased average amount of cash deposits we maintained during the three months ended September 30, 2018.

Provision for Income Taxes

For the three months ended December 31, 2018 and 2017, the Company’s provision for income taxes decreased by US$ 86,815 or 27.81% to US$ 225,363 for the three months ended December 31, 2018 from US$ 312,178 for the three months ended December 31, 2017. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income

Our net income decreased by US$ 2,840,538 or 79.29% for the three months ended December 31, 2018 as compared to the same period in 2017. The decrease in net income was primarily a result of the decrease in gross profit and increase in general and administrative expenses and decrease in purchase rebate income, offset by the decrease in selling expenses and provision for income taxes.

Comprehensive Income

The comprehensive income was US$ 772,045 for the three months ended December 31, 2018, a decrease of US$ 4,371,812 from comprehensive income of US$ 5,143,857 for the three months ended December 31, 2017. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 754,060 for the three months ended December 31, 2018, compared to comprehensive income attributable to the Company of US$ 5,134,315 for the three months ended December 31, 2017. The reason of the significant decrease of comprehensive income was due to the decrease in other comprehensive income due to the decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, and the decrease in net income as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2018 and June 30, 2018, we do not engage in any foreign currency borrowings or loan contracts.

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

On September 27, 2018, we entered into a securities purchase agreement with select investors whereby the Company sold 1,637,700 shares of of common stock at a purchase price of US$ 1 per share, for gross proceeds of US$ 1.6 million and net proceeds of approximately US$ 1.6 million.

Management believes that our current cash, cash flows from current and future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk

Working Capital

The following table provides the information about our working capital at December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018

Current Assets	$59,259,805	$56,164,395
Current Liabilities	8,612,520	9,529,899
Working Capital	$50,647,285	$46,634,496

The working capital increased by US$ 4,012,789 or 8.6% as of December 31, 2018 from June 30, 2018, primarily as a result of a decrease in accounts payable and an increase in cash and advances to suppliers, partially offset by the decrease in accounts receivable during the six months ended December 31, 2018. We believe that we currently have sufficient working capital to operate our business.

As of December 31, 2018 from June 30, 2018, the other major component of our working capital is accounts receivable.

The accounts receivable as of December 31, 2018 were US$ 13,024,961, a decrease of approximately 15.9% from US$ 15,478,336 as of June 30, 2018, mainly due to the decreased accounts receivable of Xinjiang Taihe during the six months ended December 31, 2018. In August 2018, the Company entered into three accounts receivable repayment plans with three major customers of Xinjiang Taihe, Horgos Huajing Tencel Technology Development Co., Ltd., Qingdao Shipping Service Association and Qingdao Ship Owners Association, whereby each agreed to pay RMB 3.0 million (US$ 437,285 as of December 31, 2018), RMB 1.2 million (US$ 174,914 as of December 31, 2018) and RMB 1.2 million (US$ 174,914 as of December 31, 2018) per month beginning in September 2018, and the balance of account receivable from them as of June 30, 2018 are expected to be paid off before January 2020, June 2019 and June 2019, respectively. As of the date of this Report, the account receivables from these three major customers were collected under the repayment plans. Meanwhile, the Company continues to make sales transactions with these three customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2018 from June 30, 2018, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2018 and 2017, respectively:

	For the six months ended December 31,
	2018	2017

Net cash provided by operating activities	$4,116,206	$7,780,232
Net cash used in investing activities	(276,215)	(488,142)
Net cash provided by (used in) financing activities	1,489,981	(1,465,110)
Effect of exchange rate changes on cash	(1,156,716)	370,082
Net increase in cash	4,173,256	6,197,062
Cash, beginning of period	31,487,053	23,154,551
Cash, end of period	$35,660,309	$29,351,613

Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2018 was approximately US$ 4.1 million, consisting of net income of US$ 1.4 million, bad debt expenses of US$ 1.0 million, of US$ 0.4 million for the value of shares issued to IFG Fund for equity that we subsequently cancelled, and net changes in our operating assets and liabilities, which mainly included a decrease in account receivables of US$ 3.5 million, partially offset by an increase in advances to suppliers of US$ 2.5 million and a decrease in accounts payable of US$ 1.3 million. Net cash provided by operating activities during the six months ended December 31, 2017 was approximately US$ 7.8 million, consisting of net income of US$ 4.8 million and net changes in our operating assets and liabilities, which mainly included an increase in other payable of US$ 1.6 million and an increase in accounts payable of US$ 1.5 million.

Investing Activities

For the six months ended December 31, 2018, net cash used in investing activities was approximately US$ 276,215 as compared to net cash used in investing activities of US$ 488,142 for the same period in 2017. The decrease in net cash used in investing activities was primarily due to an increase in advances of loans from third parties of US$ 1.2 million, partially offset by the decrease in acquisitions of property and equipment of US$ 0.5 million and payment for construction in progress of US$ 0.6 million for the six months ended December 31, 2018, as compared to the same period in 2017.

Financing Activities

For the six months ended December 31, 2018, net cash provided by financing activities amounted to US$ 1.5 million, as opposed to net cash used in financing activities of US$ 1.5 million for the same period in 2017. The increase of US$ 3.0 million in net cash provided by financing activities was primarily due to proceeds from the issuance of 1,637,700 shares of common stock to select investors for the six months ended December 31, 2018, as compared to the same period in 2017.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our three months period ended December 31, 2018. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sale of equity securities during the three months ended December 31, 2018.

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

SHINECO, INC.

Dated: February 19, 2019	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2019	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)