Form 10-Q
period 2019-03-31
SHINECO, INC.
filed 2019-05-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock	TYHT	NASDAQ Capital Market

As of May 15, 2019, the registrant had 22,871,772 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$34,032,952	$31,487,053
Accounts receivable, net	10,926,123	15,478,336
Due from related parties	193,123	388,261
Inventories	2,386,731	2,364,558
Advances to suppliers, net	12,958,601	4,977,407
Deferred issuance cost	-	434,000
Other current assets	1,075,420	1,034,780
TOTAL CURRENT ASSETS	61,572,950	56,164,395

Property and equipment, net	11,238,768	11,697,304
Land use right, net of accumulated amortization	1,301,925	1,345,088
Investments	6,903,787	6,567,090
Distribution rights	1,099,669	1,114,837
Long-term deposit and other noncurrent assets	107,759	113,764
Long-term accounts receivable, net	-	2,700,367
Prepaid leases	2,998,412	3,397,572
Deferred tax assets	105,813	-
TOTAL ASSETS	$85,329,083	$83,100,417

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,477,234	$2,316,283
Accounts payable	1,205,657	2,270,140
Advances from customers	697,463	17,500
Due to related parties	228,022	197,617
Other payables and accrued expenses	2,987,517	1,736,735
Taxes payable	3,291,196	2,991,624
TOTAL CURRENT LIABILITIES	10,887,089	9,529,899

Income tax payable - noncurrent portion	685,185	685,185
Deferred tax liability	-	11,652
TOTAL LIABILITIES	11,572,274	10,226,736

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 22,871,772 and 21,234,072 shares issued and outstanding at March 31, 2019 and June 30, 2018	22,872	21,234
Additional paid-in capital	24,759,356	23,171,102
Statutory reserve	4,181,381	4,085,819
Retained earnings	46,230,705	46,051,289
Accumulated other comprehensive loss	(2,524,852)	(1,509,212)
Total Stockholders' equity of Shineco, Inc.	72,669,462	71,820,232
Non-controlling interest	1,087,347	1,053,449
TOTAL EQUITY	73,756,809	72,873,681

TOTAL LIABILITIES AND EQUITY	$85,329,083	$83,100,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018

REVENUE	$23,673,611	$35,282,977	$7,702,598	$13,341,281

COST OF REVENUE
Cost of product and services	16,749,579	23,059,329	5,327,858	8,065,117
Business and sales related tax	56,163	55,624	17,877	14,287
Total cost of revenue	16,805,742	23,114,953	5,345,735	8,079,404

GROSS PROFIT	6,867,869	12,168,024	2,356,863	5,261,877

OPERATING EXPENSES
General and administrative expenses	6,668,461	2,820,689	3,578,530	956,765
Selling expenses	644,095	1,232,713	156,914	387,494
Total operating expenses	7,312,556	4,053,402	3,735,444	1,344,259

INCOME(LOSS) FROM OPERATIONS	(444,687)	8,114,622	(1,378,581)	3,917,618

OTHER INCOME
Income from equity method investments	421,115	703,453	132,238	352,801
Purchase rebate income	812,137	1,191,011	294,511	411,076
Other income	159,677	220,270	55,378	80,295
Interest expense(income), net	(6,780)	(41,684)	3,830	(10,360)
Total other income	1,386,149	2,073,050	485,957	833,812

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	941,462	10,187,672	(892,624)	4,751,430

PROVISION FOR INCOME TAXES	618,505	834,647	174,359	239,612

NET INCOME(LOSS)	322,957	9,353,025	(1,066,983)	4,511,818

Net (loss) income attributable to non-controlling interest	47,979	(52,512)	14,743	(40,084)

NET INCOME(LOSS) ATTRIBUTABLE TO SHINECO, INC.	$274,978	$9,405,537	$(1,081,726)	$4,551,902

COMPREHENSIVE INCOME
Net income(loss)	$322,957	$9,353,025	$(1,066,983)	$4,511,818
Other comprehensive income (loss): foreign currency translation gain (loss)	(1,029,721)	5,714,317	1,597,514	2,683,536
Total comprehensive income (loss)	(706,764)	15,067,342	530,531	7,195,354
Less: comprehensive (loss) income attributable to non-controlling interest	33,898	31,146	37,541	(1,249)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(740,662)	$15,036,196	$492,990	$7,196,603

Weighted average number of shares basic and diluted	22,339,818	21,080,787	22,871,772	21,176,294

Basic and diluted earnings per common share	$0.01	$0.45	$(0.05)	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	INCOME (LOSS)	INTEREST	EQUITY
Balance at June 30, 2017	21,034,072	21,034	22,737,302	3,484,449	39,064,743	(3,140,982)	1,087,376	63,253,922

Acquisition of Tajite	-	-	-	-	-	-	(1,461)	(1,461)
Stock issuance	200,000	200	433,800	-	-	-	-	434,000
Net income (loss) for the period	-	-	-	-	9,405,537	-	(52,512)	9,353,025
Appropriation of statutory reserve	-	-	-	590,121	(590,121)	-	-	-
Foreign currency translation gain	-	-	-	-	-	5,630,659	83,658	5,714,317
Balance at March 31, 2018	21,234,072	$21,234	$23,171,102	$4,074,570	$47,880,159	$2,489,677	$1,117,061	$78,753,803

Balance at June 30, 2018	21,234,072	21,234	23,171,102	4,085,819	46,051,289	(1,509,212)	1,053,449	72,873,681
Stock issuance	1,637,700	1,638	1,588,254	-	-	-	-	1,589,892
Net income (loss) for the period	-	-	-	-	274,978	-	47,979	322,957
Appropriation of statutory reserve	-	-	-	95,562	(95,562)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	(1,015,640)	(14,081)	(1,029,721)
Balance at March 31, 2019	22,871,772	$22,872	$24,759,356	$4,181,381	$46,230,705	$(2,524,852)	$1,087,347	$73,756,809

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	INCOME (LOSS)	INTEREST	EQUITY
Balance at December 31, 2017	21,034,072	21,034	22,737,302	3,727,672	43,675,155	(155,024)	1,118,310	71,124,449

Stock issuance	200,000	200	433,800	-	-	-	-	434,000
Net income (loss) for the year	-	-	-	-	4,551,902	-	(40,084)	4,511,818
Appropriation of statutory reserve	-	-	-	346,898	(346,898)	-	-	-
Foreign currency translation gain	-	-	-	-	-	2,644,701	38,835	2,683,536
Balance at March 31, 2018	21,234,072	$21,234	$23,171,102	$4,074,570	$47,880,159	$2,489,677	$1,117,061	$78,753,803

Balance at December 31, 2018	22,871,772	22,872	24,759,356	4,169,342	47,324,470	(4,099,568)	1,049,806	73,226,278
Net income (loss) for the period	-	-	-	-	(1,081,726)	-	14,743	(1,066,983)
Appropriation of statutory reserve	-	-	-	12,039	(12,039)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	1,574,716	(14,081)	1,597,514
Balance at March 31, 2019	22,871,772	$22,872	$24,759,356	$4,181,381	$46,230,705	$(2,524,852)	$1,087,347	$73,756,809

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322,957	$9,353,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,971	489,835
Loss from disposal of property and equipment	-	5,520
Provision for doubtful accounts	3,862,356	47,497
(Decrease) increase in inventory reserve	(4,972)	153,029
Deferred tax benefit	(116,693)	(35,677)
Income from equity method investments	(421,115)	(703,452)
Interest income from loans to related parties	-	-
Gain on disposal of investment	-	-
Impairment loss on goodwill	-	-
Value of shares issued to IFG Fund for equity, we subsequently cancelled	434,000	-

Changes in operating assets and liabilities:
Accounts receivable	3,052,068	(8,876,896)
Advances to suppliers	(8,124,282)	(939,882)
Inventories	(49,089)	(315,834)
Other receivables	297,813	259,946
Prepaid expense and other assets	183,625	233,107
Due from related parties	(65,347)	125,501
Long-term deposit and other noncurrent assets	-	-
Prepaid leases	351,085	361,665
Accounts payable	(1,033,007)	2,945,920
Advances from customers	676,644	(81,157)
Other payables	1,267,391	1,716,955
Taxes payable	336,656	604,558
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,439,061	5,343,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(97,133)	(1,721,647)
Proceeds from disposal of property and equipment	-	603
Proceeds from withdrawal of investments	-	-
Acquisition of land use right	-	-
Payment for construction in progress	(42,245)	(5,843)
Loan advances to third parties	-	-
Repayments (advances) of loans from third parties	(363,632)	831,453
Loan advances to related party	254,210	(53,443)
Repayments of loans from related parties	-	-
Income received from investments in unconsolidated entities	-	152,694
Deposit for business acquisition	-	(123,682)
Deposit for potential investment	-	-
Cash of subsidiary acquired	-	23,153
NET CASH USED IN INVESTING ACTIVITIES	(248,800)	(896,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,445,749	2,443,100
Proceeds from other short-term loans	44,468	-
Proceeds from private equity	-	-
Repayment of short-term loans	(2,223,408)	(2,820,126)
Repayment of other short-term loans	(75,349)	-
Stock issuance cost payable	-	-
Proceeds from initial public offering, net of offering costs	-	-
Proceeds from issuance of 1,637,700 of common stock	1,589,892	-
Proceeds from (repayments of) advances from related parties	32,921	(68,465)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,814,273	(445,491)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(458,635)	1,276,201

NET INCREASE IN CASH	2,545,899	5,277,658

CASH - Beginning of the Period	31,487,053	23,154,551

CASH - End of the Period	$34,032,952	$28,432,209

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$545,542	$702,064
Cash paid for interest	$83,851	$98,017

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
Issued 200,000 shares of deferred issuance cost	$-	$434,000

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

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB 10.0 million (US$ 1,502,650). TNB became wholly-owned subsidiaries of Tenet-Jove.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2019	June 30, 2018

Current assets	$57,986,962	$49,812,314
Plant and equipment, net	9,445,638	9,818,518
Other non-current assets	11,204,474	11,194,017
Total assets	78,637,074	70,824,849
Total liabilities	(7,355,152)	(5,014,036)
Net assets	$71,281,922	$65,810,813

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2019 and June 30, 2018, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2019 and June 30, 2018, the allowance for doubtful accounts was US$ 4,166,315 and US$ 232,355, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2019 and June 30, 2018, the Company had an allowance for uncollectible advances to suppliers of US$ 131,711 and US$ 13,819, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the nine and three months ended March 31, 2019 and 2018, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at March 31, 2019 and June 30, 2018. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at March 31, 2019, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of March 31, 2019, the tax years ended June 30, 2013 through June 30, 2018 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2019 and June 30, 2018 were translated at 1 RMB to 0.1490 USD and at 1 RMB to 0.1511 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2019 and 2018 were at 1 RMB to 0.1482 USD and at 1 RMB to 0.1527 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2019 and 2018 were at 1 RMB to 0.1482 USD and at 1 RMB to 0.1573 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2019 and 2018.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provides a new transition method and a practical expedient for separating components of a contract. This ASU is intended to reduce costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. In December 2018 FASB issued ASU 2018-20, Leases (Topic) 842: Narrow-scope Improvements for Lessors which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. In March 2019 the FASB issued ASU 2019-01, Leases Codification Improvements Codification improvements to Topic 842 (leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The Company has evaluated the impact of the new standard on its consolidated financial statements and the guidance does not have a material impact on the Company. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," (ASU 2018-15), to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs relating to internal-use software. The update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 is effective for the Corporation on January 1, 2020 and may be applied using either the retrospective or prospective approach. Early adoption is permitted. The Company expects that the adoption of this ASU will have a material impact on its financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815).” ASU 2018-16 amends guidance to permit the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The standard became effective for the Company on January 1, 2019. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In October 2018, the FASB issued ASU 2018-17, "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities". The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. The standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Accounting Standard Codification (“ASC”) 842, Leases. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s condensed unaudited consolidated financial statements.

NOTE 3 – INVENTORIES

The inventories consist of the following:

	March 31, 2019	June 30, 2018

Raw materials	$864,150	$1,225,830
Work-in-process	785,888	766,119
Finished goods	1,701,482	1,355,774
Less: inventory reserve	(964,789)	(983,165)
Total	$2,386,731	$2,364,558

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2019	June 30, 2018

Buildings	$12,263,987	$12,433,157
Building improvements	81,116	82,599
Machinery and equipment	962,398	922,065
Motor vehicles	83,432	84,583
Construction in progress	80,226	40,524
Office equipment	227,148	179,624
Farmland leasehold improvements	3,133,455	3,176,677
	16,831,762	16,919,229
Less: accumulated depreciation and amortization	(5,592,994)	(5,221,925)
Property and equipment, net	$11,238,768	$11,697,304

Depreciation and amortization expense charged to operations was US$ 439,807 and US$ 460,146 for the nine months ended March 31, 2019 and 2018, respectively. Depreciation and amortization expense charged to operations was US$ 132,035 and US$ 183,708 for the three months ended March 31, 2019 and 2018, respectively.

Farmland leasehold improvements consist of following:

	March 31, 2019	June 30, 2018

Blueberry farmland leasehold improvements	$2,407,259	$2,440,465
Yew tree planting base reconstruction	269,702	273,422
Greenhouse renovation	456,494	462,790
Total farmland leasehold improvements	$3,133,455	$3,176,677

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

	March 31, 2019	June 30, 2018

Land use rights	$1,657,397	$1,680,259
Less: accumulated amortization	(355,472))	(335,171)
Land use rights, net	$1,301,925	$1,345,088

For the nine months ended March 31, 2019 and 2018, the Company recognized amortization expense of US$ 29,164 and US$ 29,689, respectively. For the three months ended March 31, 2019 and 2018, the Company recognized amortization expense of US$ 10,092 and US$ 10,295, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending March 31:

2020	$33,148
2021	33,148
2022	33,148
2023	33,148
2024	33,148
Thereafter	1,136,185
Total	$1,301,925

NOTE 6 – DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of March 31, 2019, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,099,669).

NOTE 7 – INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 421,115 and US$ 550,759 for the nine months ended March 31, 2019 and 2018, respectively and recorded income of US$ 132,238 and US$ 200,107 for the three months ended March 31, 2019 and 2018, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2019 and 2018, a total of US$ 812,137 and US$ 1,191,011 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively. For the three months ended March 31, 2019, total income of US$ 294,511 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 411,076 in the same period in 2018.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the nine and three months ended March 31, 2019, the Company didn’t record any investment income distribution from Zhen’Ai Network. And for the nine and three months ended March 31, 2018, the Company recorded investment income distributions of US$ 152,694 from Zhen’Ai Network.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. For the nine and three months ended March 31, 2019 and 2018, the Company did not record investment income from this investment.

The Company’s investments in unconsolidated entities consist of the following:

	March 31, 2019	June 30, 2018

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,722,450	$3,439,793
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	820,742	736,898
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,160,595	2,190,399
Original Lab Inc.	200,000	200,000
Total	$6,903,787	$6,567,090

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2019	June 30, 2018

Current assets	$39,603,257	$38,079,702
Noncurrent assets	250,232	291,267
Current liabilities	30,597,013	29,862,664

	For the nine months ended March 31,
	2019	2018

Net sales	$17,361,229	$28,482,180
Gross profit	2,530,383	3,549,739
Income from operations	943,233	1,225,896
Net income	870,821	1,123,997

NOTE 8 - PREPAID LEASES

One of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The aggregate prepaid lease payments on these leases was approximately RMB 36.7 million (approximately US$ 5.4 million). Zhisheng Group was required to prepay the leases plus transfer fees at the beginning of the lease.

These leases are accounted for as operating leases and will be amortized each year on a straight-line basis over the lease terms. The amortization expense is initially recorded as work in process in the inventory account during the growing period and then transferred to harvested crops costs at the time of harvest and then allocated to cost of sales when they are sold.

Future amortization expense will be recognized as follows:

Twelve months ending March 31:

2020	$470,576
2021	470,575
2022	449,218
2023	214,284
2024	214,284
Thereafter	1,179,475
Total	$2,998,412

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	March 31, 2019	Maturity Date	Int. Rate/Year
MY Bank-a	18,626	2019-8-29	15.80%
Agricultural Bank of China-b	298,012	2019-8-12	5.66%
Agricultural Bank of China-c	1,490,066	2020-2-25	5.66%
Agricultural Bank of China-b	670,530	2019-11-13	4.57%
Total	$2,477,234

Lender	June 30, 2018	Maturity Date		Int. Rate/Year
MY Bank-a	50,354	2018-10-20	*	11.84%
Agricultural Bank of China-b	302,124	2018-7-3	*	5.22%
Agricultural Bank of China-b	755,310	2018-10-12	*	5.66%
Agricultural Bank of China-b	1,208,495	2019-1-30	*	5.66%
Total	$2,316,283

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 83,851 and US$ 98,017 for the nine months ended March 31, 2019 and 2018, respectively. The annual weighted average interest rates are 5.50% and 5.79% for the nine months ended March 31, 2019 and 2018, respectively.

The Company recorded interest expense of US$ 52,479 and US$ 28,519 for the three months ended March 31, 2019 and 2018, respectively. The annual weighted average interest rates are 5.15% and 5.85% for the three months ended March 31, 2019 and 2018, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	27,655
Inventory	59,467
Other current assets	189,024
Distribution rights	1,099,669
Property, plant and equipment	14,396
Advance from customers	(80,079)
Tax payable	(17,285)
Deferred tax liabilities	(274,917)
Salary payable	(25,703)
Accrued liabilities and other current liabilities	(1,017,800)
Non-controlling interest	1,460
Goodwill	2,087,611
Total purchase price for acquisition, net of US$ 22,594 of cash	$2,063,498

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,099,669		(a)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the nine months ended March 31, 2019.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of March 31, 2019 and June 30, 2018, the outstanding amounts due from related parties consist of the following:

	March 31, 2019	June 30, 2018

Yang Bin	$44,702	$151,063
Zhang Xin	-	93,658
Chang Song	-	59,669
Beijing Huiyinansheng Asset Management Co., Ltd	22,381	22,690
Beijing Shengguang Tianyi Clothing Co., LTD	65,691	-
Wang Qiwei	60,349	61,181
	$193,123	$388,261

DUE TO RELATED PARTIES

As of March 31, 2019 and June 30, 2018, the Company had related party payables of US$ 228,022 and US$ 197,617, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	March 31, 2019	June 30, 2018

Wu Yang	$95,440	$96,755
Wang Sai	8,940	-
Zhouguocong	1,490	-
Zhangyuying	9,970	-
Zhao Min	112,182	100,862
	$228,022	$197,617

SALES TO RELATED PARTIES

For the nine and three months ended March 31, 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 2,579,117 and US$ 777,330, respectively. For the nine and three months ended March 31, 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of US$ 2,388,488 and US$ 786,854, respectively. As of March 31, 2019 and June 30, 2018, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,058,320 and US$ 1,526,351, respectively.

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

i)	The components of the income tax expense are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2019	2018	2019	2018
Current income tax provision	$735,198	$870,324	$267,149	$233,766
Deferred income tax provision (benefit)	(116,693)	(35,677)	(92,790)	5,846
Total	$618,505	$834,647	$174,359	$239,612

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	March 31, 2019	June 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$140,478	$22,225
Inventory reserve	240,252	244,832
Net operating loss carry-forwards	531,726	539,061
Total	912,456	806,118
Valuation allowance	(531,726)	(539,061)
Total deferred tax assets	380,730	267,057
Deferred tax liability:
Distribution rights	(274,917)	(278,709)
Total deferred tax liability	(274,917)	(278,709)
Deferred tax assets (liability), net	$105,813	$(11,652)

Movement of the valuation allowance:

	March 31, 2019	June 30, 2018

Beginning balance	$539,061	$111,882
Current year addition	-	424,517
Exchange difference	(7,335)	2,662
Ending balance	$531,726	$539,061

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2019 and 2018.

(c) Taxes Payable

Taxes payable consists of the following:

	March 31, 2019	June 30, 2018

Income tax payable	$3,388,701	$3,106,642
Value added tax payable	578,787	562,960
Business tax and other taxes payable	8,893	7,207
Total	3,976,381	3,676,809
Less: current portion	3,291,196	2,991,624
Income tax payable - noncurrent portion	$685,185	$685,185

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of March 31, 2019 and June 30, 2018, the balance of the required statutory reserves were US$ 4,181,381 and US$ 4,085,819, respectively.

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

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 34,010,354 and US$ 31,423,686 as of March 31, 2019 and June 30, 2018, respectively.

During the nine months ended March 31, 2019 and 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2019, five customers accounted for approximately 13%, 11%, 11%, 10% and 10% of the Company’s total sales, respectively. For the three months ended March 31, 2019, two customers accounted for approximately 12% and 12% of the Company’s total sales, respectively. At March 31, 2019, five customers accounted for approximately 71% of the Company’s accounts receivable.

For the nine months ended March 31, 2018, three customers accounted for approximately 23%, 10% and 10% of the Company’s total sales, respectively. For the three months ended March 31, 2018, one customer accounted for approximately 40% of the Company’s total sales.

For the nine months ended March 31, 2019, three vendors accounted for approximately 38%, 14% and 10% of the Company’s total purchases, respectively. For the nine months ended March 31, 2018, two vendors accounted for approximately 40% and 18% of the Company’s total purchases, respectively.

For the three months ended March 31, 2019, one vendor accounted for approximately 13% of the Company’s total purchases, respectively. For the three months ended March 31, 2018, two vendors accounted for approximately 30% and 30% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through April 30, 2021. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending March 31:

2020	$648,922
2021	657,889
2022	316,681
2023	213,980
2024	213,447
Thereafter	3,646,390
Total	$5,697,309

Rent expense totaled US$ 469,789 and US$ 409,669 for the nine months ended March 31, 2019 and 2018, respectively.

Rent expense totaled US$ 145,446 and US$ 140,647 for the three months ended March 31, 2019 and 2018, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending March 31:

2020	$213,447
2021	35,575
Total	$249,022

Sublease rental income totaled US$ 160,085 and US$ 164,909 for the nine months ended March 31, 2019 and 2018, respectively.

Sublease rental income totaled US$ 54,970 and US$ 56,501 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents summarized information by segment for the nine months ended March 31, 2019:

	For the nine months ended March 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$641,877	$10,050,987	$12,980,747	$23,673,611
Cost of revenue and related business and sales tax	314,199	7,602,465	8,889,079	16,805,742
Gross profit	327,678	2,448,522	4,091,669	6,867,869
Gross profit %	51.1%	24.4%	31.5%	29.0%

The following table presents summarized information by segment for the nine months ended March 31, 2018:

	For the nine months ended March 31, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$10,411,292	$10,231,923	$14,639,762	$35,282,977
Cost of revenue and related business and sales tax	4,820,945	7,934,502	10,359,506	23,114,953
Gross profit	5,590,347	2,297,421	4,280,256	12,168,024
Gross profit %	53.7%	22.5%	29.2%	34.5%

The following table presents summarized information by segment for the three months ended March 31, 2019:

	For the three months ended March 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$131,153	$3,253,083	$4,318,362	$7,702,598
Cost of revenue and related business and sales tax	92,413	2,447,509	2,805,813	5,345,735
Gross profit	38,740	805,574	1,512,549	2,356,863
Gross profit %	29.5%	24.8%	35.0%	30.6%

The following table presents summarized information by segment for the three months ended March 31, 2018:

	For the three months ended March 31, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$5,477,219	$3,303,784	$4,560,278	$13,341,281
Cost of revenue and related business and sales tax	2,357,960	2,575,946	3,145,498	8,079,404
Gross profit	3,119,259	727,838	1,414,780	5,261,877
Gross profit %	56.9%	22.0%	31.0%	39.4%

Total Assets as of

	March 31, 2019	June 30, 2018

Luobuma products	$6,897,321	$11,927,928
Herbal products	46,023,816	40,904,909
Other agricultural products	32,407,946	30,267,580
	$85,329,083	$83,100,417

NOTE 17 – SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 15, 2019, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the nine months and three months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2018 and 2017, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB 10.0 million (US$ 1,502,650). TNB became wholly-owned subsidiaries of the Company.

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

Financing Activities

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, the Company had the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 of shares of Common Stock and an additional 200,000 shares of Common Stock (the “Commitment Shares”) as consideration for IFG to enter into the Purchase Agreement. The Company and IFG Fund, on January 23, 2018, entered into a Registration Rights Agreement for certain registration rights in connection with the Purchase Agreement (the “Registration Rights Agreement”). The IFG Fund offering was made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 (the “Prospectus Supplement”) and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711) (the “Registration Statement”). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the nine months ended March 31, 2019.

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

Results of Operations for the Nine Months Ended March 31, 2019 and 2018

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended March 31,		Variance
	2019	2018	Amount	%
Revenue	$23,673,611	$35,282,977	$(11,609,366)	(32.90)%
Cost of revenue	16,805,742	23,114,953	(6,309,211)	(27.29)%
Gross profit	6,867,869	12,168,024	(5,300,155)	(43.56)%
General and administrative expenses	6,668,461	2,820,689	3,847,772	136.41%
Selling expenses	644,095	1,232,713	(588,618)	(47.75)%
Income(loss) from operations	(444,687)	8,114,622	(8,559,309)	(105.48)%
Income from equity method investments	421,115	703,453	(282,338)	(40.14)%
Purchase rebate income	812,137	1,191,011	(378,874)	(31.81)%
Other income	159,677	220,270	(60,593)	(27.51)%
Interest expense, net	(6,780)	(41,684)	34,904	(83.73)%
Income before income tax provision	941,462	10,187,672	(9,246,210)	(90.76)%
Provision for income taxes	618,505	834,647	(216,142)	(25.90)%
Net income	$322,957	$9,353,025	$(9,030,068)	(96.55)%
Comprehensive income (loss) attributable to Shineco Inc.	$(740,662)	$15,036,196	$(15,776,858)	(104.93)%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the nine months ended March 31, 2019 and 2018, respectively:

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$641,877	2.71%	$10,411,292	29.51%	$(9,769,415)	(93.83)%
Chinese medicinal herbal products	10,050,987	42.46%	10,231,923	29.00%	(180,936)	(1.77)%
Other agricultural products	12,980,747	54.83%	14,639,762	41.49%	(1,659,015)	(11.33)%
Total Amount	$23,673,611	100.00%	$35,282,977	100.00%	$(11,609,366)	(32.90)%

For the nine months ended March 31, 2019 and 2018, revenue from sales of Luobuma products was US$ 641,877 and US$ 10,411,292, respectively, which represented a decrease of US$9,769,415 or 93.83%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Xinjiang Taihe of US$ 7,906,936. In Xinjiang province, Apocynum Venetum plant grows in the wild field. In order to conduct large-scale harvesting, the Company is required to obtain a permit from local authority. However, the Company only managed to obtain the permit in the end of December 2018. As a result, there was a delay in harvesting the Apocynum Venetum plant and hence no revenue was generated by Xinjiang Taihe during the nine months ended March 31, 2019. The decrease was also due to the decrease in revenue from Tenet-Jove Xuzhou branch of US$ 1,292,672 as the business operation of this branch ceased in November 2017.

For the nine months ended March 31, 2019 and 2018, revenue from sales of Chinese medicinal herbal products was US$ 10,050,987 and US$ 10,231,923, respectively, representing a slight decrease of US$ 180,936 or 1.77%. The sales of Chinese medicinal herbal products was comparatively stable during the nine months ended March 31, 2019 as compared to the same period in 2018. The decrease was due to the depreciation of RMB against US$. The average translation rate for the nine months ended March 31, 2019 and 2018 were at 1 RMB to 0.1482 USD and at 1 RMB to 0.1506 USD, respectively, which represented a decrease of 1.59%.

For the nine months ended March 31, 2019 and 2018, revenue from sales of other agricultural products was US$ 12,980,747 and US$ 14,639,762, respectively, representing a decrease of US$ 1,659,015 or 11.33%. The decrease was mainly due to the decrease in sales volume of yew trees for nine months ended March 31, 2019 as compared to the same period in 2018. The main reason of the decrease was that the Company sold US$ 2,240,431 in November 2017 to fulfill a one-time large order from one of the Company’s customers, Qingdao Ship Owners Association.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the nine months ended March 31, 2019 and 2018, respectively:

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$310,248	1.86%	$4,805,701	20.79%	$(4,495,453)	(93.54)%
Chinese medicinal herbal products	7,563,420	45.00%	7,894,122	34.15%	(330,702)	(4.19)%
Other agricultural products	8,875,911	52.81%	10,359,506	44.82%	(1,483,595)	(14.32)%
Business and sales related tax	56,163	0.33%	55,624	0.24%	539	0.97%
Total Amount	$16,805,742	100.00%	$23,114,953	100.00%	$(6,309,211)	(27.29)%

For the nine months ended March 31, 2019 and 2018, cost of revenue from sales of our Luobuma products was US$ 310,248 and US$ 4,805,701, respectively, representing a decrease of US$ 4,495,453 or 93.54%. The decrease was primarily due to the decrease in cost of revenue from Xinjiang Taihe as no revenue was generate during the nine months ended March 31, 2019. The decrease was also due to the decreased cost of revenue from Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the nine months ended March 31, 2019 and 2018, cost of revenue from sales of Chinese medicinal herbal products was US$ 7,563,420 and US$ 7,894,122, respectively, representing a slight decrease of US$ 330,702 or 4.19%. The decrease was due to the depreciation of RMB against US$. The average translation rate for the nine months ended March 31, 2019 and 2018 were at 1 RMB to 0.1482 USD and at 1 RMB to 0.1506 USD, respectively, which represented a decrease of 1.59%. The decrease was also attributable to the lower purchase price of the traditional Chinese medical raw materials.

For the nine months ended March 31, 2019 and 2018, cost of revenue from sales of other agricultural products was US$ 8,875,911 and US$ 10,359,506, respectively, representing a decrease of US$ 1,483,595 or 14.32%. The decrease was mainly due to we sold less yew trees for the nine months ended March 31, 2019, as compared to the same period in 2018. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the nine months ended March 31, 2019 and 2018, respectively:

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$327,678	4.77%	$5,590,347	45.94%	$(5,262,669)	(94.14)%
Chinese medicinal herbal products	2,448,522	35.65%	2,297,421	18.88%	151,101	6.58%
Other agricultural products	4,091,669	59.58%	4,280,256	35.18%	(188,587)	(4.41)%
Total Amount	$6,867,869	100.00%	$12,168,024	100.00%	$(5,300,155)	(43.56)%

Gross profit from Luobuma product sales decreased by US$ 5,262,669 and gross profit contribution percentage decreased by 94.14% for the nine months ended March 31, 2019 as compared to the same period in 2018. As mentioned above, the decrease in gross profit was primarily due to the decrease in revenue from Xinjiang Taihe and Tenet-Jove Xuzhou branch for the nine months ended March 31, 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products increased by US$ 151,101 or 6.58% for the nine months ended March 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was due to the decrease in cost of revenues were higher than the decreases in revenues as discussed above.

Gross profit from sales of other agricultural products decreased by US$ 188,587 or 4.41% for the nine months ended March 31, 2019 as compared to the same period in 2018. As mentioned above, the decrease was mainly due to the decrease in sales volume of yew trees for the nine months ended March 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2019 and 2018, respectively:

	Nine Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
General and administrative expenses	$6,668,461	91.19%	$2,820,689	69.59%	$3,847,772	136.41%
Selling expenses	644,095	8.81%	1,232,713	30.41%	(588,618)	(47.75)%
Total Amount	$7,312,556	100.00%	$4,053,402	100.00%	$3,259,154	80.41%

General and Administrative Expenses

For the nine months ended March 31, 2019, our general and administrative expenses were US$ 6,668,461, representing an increase of US$ 3,847,772 or 136.41%, as compared to the same period in 2018. The increase in general and administrative expenses was mainly due to increased bad debt expense of US$ 3,862,356 as well as an offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement.

Selling Expenses

For the nine months ended March 31, 2019, our selling and distribution expenses were US$ 644,095 representing a decrease of US$ 588,618, or 47.75%, as compared to the same period in 2018. The decrease was primarily due to the decrease in selling expenses from Tenet-Jove Xuzhou branch of US$ 249,892, as the business operation of this branch ceased in November 2017. The decrease was also due to the decrease in advertising expenses and salary expenses from Tenet-Jove of US$ 110,676 and US$ 64,350 for the nine months ended March 31, 2019.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 421,115 and US$ 550,759 from these equity method investments for the nine months ended March 31, 2019 and 2018, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the nine months ended March 31, 2019 and 2018, the Company recorded investment income distributions of nil and US$ 152,694 from Zhen’Ai Network, respectively.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2019, total income of US$ 812,137 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 1,191,011 in the same period in 2018 due to the decrease in purchases in the current period.

Interest Expense, net

For the nine months ended March 31, 2019, our net interest expense was US$ 6,780 as compared to net interest expense of US$ 41,684 in the same period in 2018. The decrease in net interest expense was primarily attributable to decreased average balance of short-term bank loans for nine months ended March 31, 2019 as compared to the same period in 2018. The decrease was also due to the increased interest income as there was an increased average amount of cash deposits we maintained during the nine months ended March 31, 2019.

Other Income

For the nine months ended March 31, 2019, our other income was US$ 159,677 representing a decrease of US$ 60,593, or 27.51%, as compared to the same period in 2018. The decrease was primarily due to the decrease in rental income received by Tenet-Jove, as the Company decided to use the premise as its own office since June 2018.

Provision for Income Taxes

For the nine months ended March 31, 2019 and 2018, the Company’s provision for income taxes decreased by US$ 216,142 or 25.90% to US$ 618,505 for the nine months ended March 31, 2019 from US$ 834,647 for the nine months ended March 31, 2018. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the nine months ended March 31, 2019.

Net Income

Our net income decreased by US$ 9,030,068 or 96.55% for the nine months ended March 31, 2019 as compared to the same period in 2018. The decrease in net income was primarily a result of the decrease in gross profit and increase in general and administrative expenses, offset by the decrease in selling expenses.

Comprehensive Income (loss)

The comprehensive loss was US$ 706,764 for the nine months ended March 31, 2019, an increase of US$ 15,774,106 from comprehensive income of US$ 15,067,342 for the nine months ended March 31, 2018. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 740,662 for the nine months ended March 31, 2019, compared to comprehensive income attributable to the Company of US$ 15,036,196 for the nine months ended March 31, 2018. The reason of the significant increase of comprehensive loss was due to the increase in other comprehensive loss due to the increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, and the decrease in net income as mentioned above.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Overview

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Variance
	2019	2018	Amount	%
Revenue	$7,702,598	$13,341,281	$(5,638,683)	(42.26)%
Cost of revenue	5,345,735	8,079,404	(2,733,669)	(33.84)%
Gross profit	2,356,863	5,261,877	(2,905,014)	(55.21)%
General and administrative expenses	3,578,530	956,765	2,621,765	274.02%
Selling expenses	156,914	387,494	(230,580)	(59.51)%
Income(loss) from operations	(1,378,581)	3,917,618	(5,296,199)	(135.19)%
Income from equity method investments	132,238	352,801	(220,563)	(62.52)%
Purchase rebate income	294,511	411,076	(116,565)	(28.36)%
Other income	55,378	80,295	(24,917)	(31.03)%
Interest expense(income), net	3,830	(10,360)	14,190	(136.97)%
Income(loss) before income tax provision	(892,624)	4,751,430	(5,644,054)	(118.79)%
Provision for income taxes	174,359	239,612	(65,253)	(27.23)%
Net income(loss)	$(1,066,983)	$4,511,818	$(5,578,801)	(123.65)%
Comprehensive income attributable to Shineco Inc.	$492,990	$7,196,603	$(6,703,613)	(93.15)%

 Revenue

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$131,153	1.69%	$5,477,219	41.05%	$(5,346,066)	(97.61)%
Chinese medicinal herbal products	3,253,083	42.23%	3,303,784	24.76%	(50,701)	(1.53)%
Other agricultural products	4,318,362	56.08%	4,560,278	34.19%	(241,916)	(5.30)%
Total Amount	$7,702,598	100.00%	$13,341,281	100.00%	$(5,638,683)	(42.26)%

For the three months ended March 31, 2019 and 2018, revenue from sales of Luobuma products was US$ 131,153 and US$ 5,477,219, respectively, which represented a decrease of US$ 5,346,066 or 97.61%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Xinjiang Taihe of US$ 5,018,101. In Xinjiang province, Apocynum Venetum plant grows in the wild field. In order to conduct large-scale harvesting, the Company is required to obtain a permit from local authority. However, the Company only managed to obtain the permit in the end of December 2018. As a result, there was a delay in harvesting the Apocynum Venetum plant and hence no revenue was generated by Xinjiang Taihe during the three months ended March 31, 2019.

For the three months ended March 31, 2019 and 2018, revenue from sales of Chinese medicinal herbal products was US$ 3,253,083 and US$ 3,303,784, respectively, representing a slight decrease of US$ 50,701 or 1.53%. The sales of Chinese medicinal herbal products were comparatively stable during the three months ended March 31, 2019 as compared to the same period in 2018. The decrease was due to the depreciation of RMB against US$. The average translation rate for the three months ended March 31, 2019 and 2018 were at 1 RMB to 0.1482 USD and at 1 RMB to 0.1506 USD, respectively, which represented a decrease of 1.59%.

For the three months ended March 31, 2019 and 2018, revenue from sales of other agricultural products was US$ 4,318,362 and US$ 4,560,278, respectively, representing a decrease of US$ 241,916 or 5.30%. The decrease was mainly due to the decrease in sales volume of yew trees for three months ended March 31, 2019 as compared to the same period in 2018.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$91,464	1.71%	$2,356,145	29.16%	$(2,264,681)	(96.12)%
Chinese medicinal herbal products	2,433,514	45.52%	2,563,474	31.73%	(129,960)	(5.07)%
Other agricultural products	2,802,880	52.43%	3,145,498	38.93%	(342,618)	(10.89)%
Business and sales related tax	17,877	0.34%	14,287	0.18%	3,590	25.13%
Total Amount	$5,345,735	100.00%	$8,079,404	100.00%	$(2,733,669)	(33.84)%

For the three months ended March 31, 2019 and 2018, cost of revenue from sales of our Luobuma products was US$ 91,464 and US$ 2,356,145, respectively, representing a decrease of US$ 2,264,681 or 96.12%. The decrease was primarily due to the decrease in cost of revenue from Xinjiang Taihe as no revenue was generate during the three months ended March 31, 2019. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the three months ended March 31, 2019 and 2018, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,433,514 and US$ 2,563,474, respectively, representing a slight decrease of US$ 129,960 or 5.07%. The decrease was due to the depreciation of RMB against US$. The average translation rate for the three months ended March 31, 2019 and 2018 were at 1 RMB to 0.1482 USD and at 1 RMB to 0.1506 USD, respectively, which represented a decrease of 1.59%. The decrease was also attributable to the lower purchase price of the traditional Chinese medical raw materials.

For the three months ended March 31, 2019 and 2018, cost of revenue from sales of other agricultural products was US$ 2,802,880 and US$ 3,145,498, respectively, representing a decrease of US$ 342,618 or 10.89%. The decrease was mainly due to the fact that we sold fewer yew trees for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was mainly due to the decrease in sales volume and the unit purchase price of yew trees for three months ended March 31, 2019 as compared to the same period in 2018.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$38,740	1.64%	$3,119,259	59.28%	$(3,080,519)	(98.76)%
Chinese medicinal herbal products	805,574	34.18%	727,838	13.83%	77,736	10.68%
Other agricultural products	1,512,549	64.18%	1,414,780	26.89%	97,769	6.91%
Total Amount	$2,356,863	100.00%	$5,261,877	100.00%	$(2,905,014)	(55.21)%

Gross profit from Luobuma product sales decreased by US$ 3,080,519 and gross profit contribution percentage decreased by 98.76% for the three months ended March 31, 2019 as compared to the same period in 2018. As mentioned above, the decrease in gross profit was primarily due to the decrease in revenue over Xinjiang Taihe for the three months ended March 31, 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products increased by US$ 77,736 or 10.68% for the three months ended March 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was due to the decreases in cost of revenues were higher than the decreases in revenues as discussed above.

Gross profit from sales of other agricultural products increased by US$ 97,769 or 6.91% for the three months ended March 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was due to the decreases in cost of revenues were higher than the decreases in revenues as discussed above.

 Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,				Variance
	2019	%	2018	%	Amount	%
General and administrative expenses	$3,578,530	95.80%	$956,765	71.17%	$2,621,765	274.02%
Selling expenses	156,914	4.20%	387,494	28.83%	(230,580)	(59.51)%
Total Amount	$3,735,444	100.00%	$1,344,259	100.00%	$2,391,185	177.88%

General and Administrative Expenses

For the three months ended March 31, 2019, our general and administrative expenses were US$ 3,578,530, representing an increase of US$ 2,621,765 or 274.02%, as compared to the same period in 2018. The increase in general and administrative expenses was mainly due to the increased bad debt expense of US$ 2,831,314, the increase was partially offset by the decreased general and administrative expenses of Shineco, Inc. with an amount of US$195,527, mainly composed by a decreased salary expense and audit fee.

Selling Expenses

For the three months ended March 31, 2019, our selling and distribution expenses were US$ 156,914 representing a decrease of US$ 230,580, or 59.51%, as compared to the same period in 2018. The decrease was mainly due to the decrease in advertising expenses from Tenet-Jove of US$ 265,726 as well as decreased selling expenses of Tajite as a result of cost cutting for the three months ended March 31, 2019.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 132,238 and US$ 200,107 from these equity method investments for the three months ended March 31, 2019 and 2018, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended March 31, 2019 and 2018, we recorded investment income distributions of US$ nil and US$ 152,694 from Zhen’Ai Network, respectively.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended March 31, 2019, total income of US$ 294,511 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 411,076 in the same period in 2018 due to the decrease in purchases in the current period.

Interest Expense, net

For the three months ended March 31, 2019, our net interest income was US$ 3,830 as compared to net interest expense of US$ 10,360 in the same period in 2018. The decrease in net interest expense was due to the increased interest income as there was an increased average amount of cash deposits we maintained during the three months ended March 31, 2019. And partly offest by the increased interest expense as a result of the increased average balance of short-term bank loans for three months ended March 31, 2019 as compared to the same period in 2018.

Provision for Income Taxes

For the three months ended March 31, 2019 and 2018, the Company’s provision for income taxes decreased by US$ 65,253 or 27.23% to US$ 174,359 for the three months ended March 31, 2019 from US$ 239,612 for the three months ended March 31, 2018. The decrease in the Company’s provision for income taxes was primarily due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the period indicated.

Net Income (loss)

Our net income decreased by US$ 5,578,801 or 123.65% for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease in net income was primarily a result of the decrease in gross profit and increase in general and administrative expenses as mentioned above.

Comprehensive Income

The comprehensive income was US$ 530,531 for the three months ended March 31, 2019, a decrease of US$ 6,664,823 from comprehensive income of US$ 7,195,354 for the three months ended March 31, 2018. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 492,990 for the three months ended March 31, 2019, compared to comprehensive income attributable to the Company of US$ 7,196,603 for the three months ended March 31, 2018. The reason of the significant decrease of comprehensive income was due to the decrease in other comprehensive income due to the decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, and the decrease in net income as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2019 and June 30, 2018, we do not engage in any foreign currency borrowings or loan contracts.

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

On September 27, 2018, we entered into a securities purchase agreement with select investors whereby the Company sold 1,637,700 shares of common stock at a purchase price of US$ 1 per share, for gross proceeds of US$ 1.6 million and net proceeds of approximately US$ 1.6 million.

Management believes that our current cash, cash flows from current and future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk

Working Capital

The following table provides the information about our working capital at March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018

Current Assets	$61,572,950	$56,164,395
Current Liabilities	10,887,089	9,529,899
Working Capital	$50,685,861	$46,634,496

The working capital increased by US$ 4,051,365 or 8.7% as of March 31, 2019 from June 30, 2018, primarily as a result of a decrease in accounts payable and an increase in cash and advances to suppliers, partially offset by the decrease in accounts receivable during the nine months ended March 31, 2019. We believe that we currently have sufficient working capital to operate our business.

As of March 31, 2019 and June 30, 2018, besides the cash, the other major component of our working capital is accounts receivable.

The accounts receivable as of March 31, 2019 were US$ 10,926,123, a decrease of approximately 29.4% from US$ 15,478,336 as of June 30, 2018, mainly due to the decreased accounts receivable of Xinjiang Taihe during the nine months ended March 31, 2019. In August 2018, the Company entered into three accounts receivable repayment plans with three major customers of Xinjiang Taihe, Horgos Huajing Tencel Technology Development Co., Ltd., Qingdao Shipping Service Association and Qingdao Ship Owners Association, whereby each agreed to pay RMB 3.0 million (US$ 437,285 as of December 31, 2018), RMB 1.2 million (US$ 174,914 as of December 31, 2018) and RMB 1.2 million (US$ 174,914 as of December 31, 2018) per month beginning in September 2018, and the balance of account receivable from them as of June 30, 2018 are expected to be paid off before January 2020, June 2019 and June 2019, respectively. As of the date of this Report, the account receivables from these three major customers were collected under the repayment plans. Meanwhile, the Company continues to make sales transactions with these three customers.

 Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2019 and June 30, 2018, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2019 and 2018, respectively:

	For the nine months ended March 31,
	2019	2018

Net cash provided by operating activities	$1,439,062	$5,343,660
Net cash used in investing activities	(248,800)	(896,712)
Net cash provided by (used in) financing activities	1,814,273	(445,491)
Effect of exchange rate changes on cash	(458,636)	1,276,201
Net increase in cash	2,545,899	5,277,658
Cash, beginning of period	31,487,053	23,154,551
Cash, end of period	$34,032,952	$28,432,209

Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2019 was approximately US$ 1.4 million, consisting of net income of US$ 0.3 million, bad debt expenses of US$ 3.9 million, of US$ 0.4 million for the value of shares issued to IFG Fund for equity that we subsequently cancelled, and net changes in our operating assets and liabilities, which mainly included a decrease in account receivables of US$ 3.1 million, partially offset by an increase in advances to suppliers of US$ 8.1 million and a decrease in accounts payable of US$ 1.0 million as well as a decrease in other payable of US$ 1.3 million . Net cash provided by operating activities during the nine months ended March 31, 2018 was approximately US$ 5.3 million, consisting of net income of US$ 9.4 million and net changes in our operating assets and liabilities, which mainly included an increase in account receivables of US$ 8.9 million, an increase in accounts payable of US$ 2.9 million and an increase in other payable of US$ 1.7 million.

Investing Activities

For the nine months ended March 31, 2019, net cash used in investing activities was approximately US$ 248,800 as compared to net cash used in investing activities of US$ 896,712 for the same period in 2018. The decrease in net cash used in investing activities was primarily due to a decrease in acquisitions of property and equipment of US$ 1.6 million, partially offset by an increase in advances of loans from third parties of US$ 1.2 million for the three months ended March 31, 2019, as compared to the same period in 2018.

Financing Activities

For the nine months ended March 31, 2019, net cash provided by financing activities amounted to US$ 1.8 million, as opposed to net cash used in financing activities of US$ 0.4 million for the same period in 2018. The increase of US$ 1.8 million in net cash provided by financing activities was primarily due to proceeds from the issuance of 1,637,700 shares of common stock to select investors for the nine months ended March 31, 2019, as compared to the same period in 2018.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Controls and Procedures

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

In order to address the above material weaknesses, our management plans to take the following steps when the Company has the resources to do so:

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are and may become involved in or subject to routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business. Any such matters could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could negatively affect our financial condition, cash flows or results of operations.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item..

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the three months ended March 31, 2019.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Exhibit
3.1†	Certificate of Incorporation of Shineco, Inc. (1)

3.2†	Amended and Restated Bylaws of Shineco, Inc.(1)

4.1†	Specimen Common Stock Share Certificate (3)

4.2†	2016 Share Incentive Plan (2)

10.1†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.2†	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (1)

10.3†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.4†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.5†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.6†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.7†	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.8†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.9†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.10†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.11†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.12†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (1)

10.13†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.14†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.15†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.16†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.17†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

Number	Exhibit
10.18†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.19†	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.20†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.21†	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.22†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (1)

10.23†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.24†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.25†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)

10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

Number	Exhibit

10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)

10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)

10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)

10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)

10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)

Number	Exhibit

10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)

10.60†	Form of Independent Director Engagement Letter (2)

10.61†	2016 Share Incentive Plan (included in Exhibit 4.2) (2)

10.62†	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63†	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64†	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65†	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66†	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1**	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2**	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished but not filed.

†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHINECO, INC.

May 15, 2019	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer (Principal Executive Officer)

May 15, 2019	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer (Principal Financial and Accounting Officer)