Form 10-K
period 2019-06-30
SHINECO, INC.
filed 2019-09-27
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  June 30, 2019

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

The aggregate market value of 15,366,141 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $8,912,362 as of December 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.58 per share, as reported on the Nasdaq Capital Market.

As of September 27th, 2019, the registrant had 22,871,772 shares of common stock outstanding.

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

General Overview

We are a Delaware holding company that uses our subsidiaries’ and variable interest entities’ vertically and horizontally integrated production, distribution and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

1. Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products. This segment is conducted through Ankang Longevity Group, which operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, China, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owns a factory specializing in decoction, which is the process by which solid materials are heated or boiled in order to extract liquids, and distributes decoction products to wholesalers and pharmaceutical companies around China. This segment accounted for approximately 38% of our revenues for the year ended June 30, 2019.

2. Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media). We currently cultivate and sell yew mainly to large group and corporate customers, but do not currently process yew trees into Chinese or Western medicines. This segment is conducted through the Company’s variable interest entities: the Zhisheng Group, which comprises the following Chinese companies participating in our yew tree business: Shineco Zhisheng (Beijing) Bio-Technology Co. (“Zhisheng Bio-Tech”), Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”), and Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). This segment accounted for approximately 58% of our revenues for the year ended June 30, 2019. Zhisheng Agricultural has not had any significant business activities and thus we have deregistered it in 2017. We have transferred all assets, rights and liabilities to an affiliated entity, Zhisheng Freight.

3. Developing and distributing specialized fabrics, textiles and other byproducts derived from an indigenous Chinese plant Apocynum Venetum, grown in the Xinjiang region of China, and known in Chinese as “Luobuma” or “bluish dogbane”. Our Luobuma products are specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. These products are predicated on centuries-old traditions of Eastern herbal remedies derived from the Luobuma raw material. This segment is channeled through the Company’s directly-owned subsidiary, Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). This segment accounted for approximately 4% of our revenues for the year ended June 30, 2019.

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

Our current corporate structure as of June 30, 2019 is as follows:

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

The details of each business segment are described as follows:

Ankang Longevity Group

The companies of this segment, Ankang Longevity Group, operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, PRC, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. This group also processes more than 600 kinds of Chinese medicinal herbal products such as medicines for bone and joint pain, arthritis, respiratory infections and insomnia, and distribute such products through an established Chinese domestic sales and distribution network, including more than 20 pharmaceutical companies and more than 50 hospitals throughout China. In May, 2013, Ankang Longevity Group has established a joint venture with a large state-owned domestic pharmacy chain group, Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd.. As part of the joint venture, Ankang Longevity Group contributed 13 retail pharmacies— operating as Sunsimiao Pharmacies— to the joint venture while retaining 66 retail pharmacies whereby Ankang Longevity Group acts as a franchisor. We also provide evaluation and diagnostic services by on-site doctors at pharmacies to support and drive our Chinese medicine product sales. The operations of this segment are focused in the northwest region of Mainland China, particularly Shaanxi province. This segment accounts for approximately 38% of our revenues.

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

Zhisheng Group

The Company’s other VIEs, which form the Zhisheng Group and include Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade and Qingdao Zhihesheng, engage in the business of organic agricultural products, principally yew trees, as well as providing logistics services for all of the agricultural products we produce. Since 2013, this segment is focusing its efforts on the growing and cultivation of yew trees (taxus media), small evergreen trees that can be used for the production of anti-cancer medication as well as ornamental bonsai trees, which are known to have the effect of purifying indoor air quality. We currently cultivate and sell yew trees but do not currently process yew into Chinese or Western medicines. The entities composing the Zhisheng Group are currently focusing on researching, developing and cultivating organic produce, yew ecological products and other native plants. The operations of this segment are focused in the East region of Mainland China, principally Shandong Province, and in Beijing where we have newly developed over 100 acres of modern greenhouses for cultivating yew and other plants. This segment accounts for approximately 58% of our revenues.

Tenet-Jove

Through Tenet-Jove and Tianjin Tenet Huatai, the Company develops and distributes specialized textiles and health supplements derived from a native Chinese plant Apocynum venetum, grown in the Xinjiang region of China and known in Chinese as “Luobuma” or “bluish dogbane” and referred to herein as Luobuma. This plant has traditionally been used in China both internally and externally for centuries to treat high blood pressure, depression, dizziness, pain, insomnia, and other common ailments. The stems of Luobuma serve as raw material for fiber used in textile production, and the leaves serve as raw material for pharmaceutical drugs. This segment accounts for approximately 4% of our revenues.

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

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our major distributors (i.e., our most frequently used distributors) and other independent sellers), as of June 30, 2019 are listed below:

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

Employees

As of June 30, 2019, we employed a total of 425 full-time and no part-time employees in the following functions.

Department	June 30, 2019
Senior Management	30
Human Resource & Administration	25
Finance	35
Research & Development	18
Production & Procurement	152
Sales & Marketing	165
Total	425

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2019, 2018 and2017, we contributed approximately $128,713, $146,312 and $139,736, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

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

Property Description	Address	Rental/ownership Term	Space
Office—leased out to an unrelated third party—Tenet-Jove serves as the lessor.	Room B-3106, Jianwai SOHO, 39 East Middle Third Ring Road, Chaoyang District, Beijing	Company owns the property right	280 square meters

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office); Yantai Zhisheng International Trade Co., Ltd.	766-43 Wangsha Road, Chengyang District, Qingdao City	5 years (March 1,2019- February 28, 2022)	234.16 square meters

Factory— Yantai Mouping District Zhisheng Agricultural Produce Cooperative*	Gaoling Village, Muping District, Yantai City	30 years (April 27, 2011 - April 26, 2041)	13,333 square meters

Warehouse— Ankang Longevity —Pharmaceutical Group Pharmaceutical Industry Co., Ltd. (Medicine Logistics Warehouse) (Construction of medicine logistics and warehouse project)	Chenjiagou Village, New City Office, Hanbin District, Ankang City	Company owns the property right	5,530 square meters

Property Description	Address	Rental/ownership Term	Space
Dormitory— Ankang Longevity Pharmaceutical Group Chain Co. Ltd. (Land) (General)	15 East Xing’an Road, Ankang City	Company owns the property right	2,750 square meters

Office— Ankang Longevity Pharmaceutical Group Chain Co. Ltd. (Land) (Commercial land)	36 Shidi Street, Ankang City	Company owns the property right	1,543 square meters

Office— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Offices) (Land)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	1,733 square meters

Production facility— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Industrial use) (Land)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	33,545 square meters

Office— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Offices) (Buildings) (Mixed type, five-story)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	3,672 square meters

Production facility— Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. (Industrial use) (Buildings) (Mixed type, one-story)	Minxing Village, Wuli Town, Hanbin District, Ankang City	Company owns the property right	3,596 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)*	Mafang Town, Pinggu District, Beijing	18 years (August 31, 2012- August 31, 2030)	26,666 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)	South of Bridge, Jixiang Temple, Xiangnaixi Village, Cuigezhuang, Chaoyang District, Beijing	12 years (August 1, 2012- July 31, 2024)	73,333 square meters

*	Zhisheng Freight took over the lease following the deregistration of Zhisheng Agricultural in 2017.

Item 3.	Legal Proceedings

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

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleges that the Company breached the Agreement and seeks money damages up to $6 million. As the date of this report, there is no progress in this lawsuit. The Company believes that these claims are without merit and intends to vigorously defend itself.

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

FISCAL YEAR 2019	HIGH	LOW
First Quarter	$1.14	$0.83
Second Quarter	$1.03	$0.5
Third Quarter	$1.60	$0.43
Fourth Quarter	$1.66	$0.61
FISCAL YEAR 2018
First Quarter	$3.70	$1.72
Second Quarter	$4.60	$2.11
Third Quarter	$2.58	$1.31
Fourth Quarter	$2.47	$1.40

Holders

As of September 27, 2019, there were 212 registered holders of record of our common stock.

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

During the fiscal year ended June 30, 2019, the Company has not adopted any incentive plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the period covered by this Report.

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the years ended June 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

We ceased the business operation of Tiankunrunze and its wholly owned subsidiaries in July 2019.

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

Currently, we have three main business segments: (i) Tenet-Jove is engaged in developing, manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma, as well as purchasing Luoboma raw materials processing; (ii) Zhisheng Group is engaged in the business of planting, processing and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, (iii) Ankang Longevity manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

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

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of tokens that Tenet-Jove plans to raise up to $20,000,000 in the Offering, and up to an additional $20,000,000 in an offering under Regulation S of the Securities Act. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The tokens represent shares of preferred stock of Tenet-Jove. On an annual basis, Tenet-Jove will distribute to token holders the greater of (A) 5% of the total amount of proceeds raised by Tenet-Jove in the offerings, or (B) 40% of net profits generated from the Operations. The Company will guarantee Tenet-Jove’s obligations to distribute such amount. Token holders shall also have the option to convert the tokens into shares of common stock of the Company. As the date of this report, the Offering of tokens is in process, and none of the tokens has been sold.

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

Results of Operations for the Years Ended June 30, 2019 and 2018

Overview

The following table summarizes our results of operations for the years ended June 30, 2019 and 2018:

	Years Ended June 30,		Variance
	2019	2018	Amount	%
Revenue	$31,220,040	$43,897,618	$(12,677,578)	(28.88)%
Cost of revenue	22,248,444	29,110,326	(6,861,882)	(23.57)%
Gross profit	8,971,596	14,787,292	(5,815,696)	(39.33)%
General and administrative expenses	8,153,496	3,985,604	4,167,892	104.57%
Selling expenses	702,685	1,530,005	(827,320)	(54.07)%
Income from operations	115,415	9,271,683	(9,156,268)	(98.76)%
Impairment loss on goodwill	-	(2,153,298)	2,153,298	(100.00)%
Impairment loss on an unconsolidated entity	(200,000)	-	(200,000)	100.00%
Income from equity method investments	516,144	907,794	(391,650)	(43.14)%
Purchase rebate income	1,038,931	1,377,108	(338,177)	(24.56)%
Other income	210,895	307,637	(96,742)	(31.45)%
Interest expense, net	(11,998)	(58,775)	46,777	(79.59)%
Income before income tax provision	1,669,387	9,652,149	(7,982,762)	(82.70)%
Provision for income taxes	787,600	2,123,587	(1,335,987)	(62.91)%
Net income	$881,787	$7,528,562	$(6,646,775)	(88.29)%
Comprehensive income (loss) attributable to Shineco Inc.	$(1,878,623)	$9,219,686	$(11,098,309)	(120.38)%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the years ended June 30, 2019 and 2018, respectively:

	Years ended June 30,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$661,778	2.12%	$10,884,901	24.80%	$(10,223,123)	(93.92)%
Chinese medicinal herbal products	13,708,166	43.91%	14,179,603	32.30%	(471,437)	(3.32)%
Other agricultural products	16,850,096	53.97%	18,833,114	42.90%	(1,983,018)	(10.53)%
Total Amount	$31,220,040	100.00%	$43,897,618	100.00%	$(12,677,578)	(28.88)%

For the years ended June 30, 2019 and 2018, revenue from sales of Luobuma products was US$ 661,778 and US$ 10,884,901, respectively, which represented a decrease of US$ 10,223,123 or 93.92%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Xinjiang Taihe of US$ 8,206,556. As the nature environment in Xinjiang province is very vulnerable, the harvesting of wild Apocynum Venetum is strictly controlled by the local government, and the Company is required to obtain a permit from local authority before harvesting. In fiscal year 2019, the Company only managed to obtain the permit in the end of December 2018. The management estimated that it is unlikely to obtain new permit in the future, hence, the management decided to cease the wild Apocynum Venetum in Xinjiang province, and changed the Company’s strategy to develop industrial Apocynum Venetum business in Shanxi province instead. As a result, no revenue was generated by Xinjiang Taihe during the year ended June 30, 2019. The decrease was also due to the decrease in revenue from Tenet-Jove Xuzhou branch of US$ 1,340,357 as the business operation of this branch ceased in November 2017.

For the years ended June 30, 2019 and 2018, revenue from sales of Chinese medicinal herbal products was US$ 13,708,166 and US$ 14,179,603, respectively, representing a slight decrease of US$ 471,437 or 3.32%. The sales of Chinese medicinal herbal products were comparatively stable during the year ended June 30, 2019 as compared to the same period in 2018. The decrease was due to the depreciation of RMB against US$. The average translation rate for the year ended June 30, 2019 and 2018 were at 1 RMB to 0.1466 USD and at 1 RMB to 0.1537 USD, respectively, which represented a decrease of 4.65%.

For the years ended June 30, 2019 and 2018, revenue from sales of other agricultural products was US$ 16,850,096 and US$ 18,833,114, respectively, representing a decrease of US$ 1,983,018 or 10.53%. The decrease was mainly due to the decrease in sales volume of yew trees for the year ended June 30, 2019 as compared to the same period in 2018. The main reason of the decrease was that the Company sold US$ 2,240,431 in November 2017 to fulfill a one-time large order from one of the Company’s customers, Qingdao Ship Owners Association.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the years ended June 30, 2019 and 2018, respectively:

	Years ended June 30,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$300,255	1.35%	$4,871,723	16.73%	$(4,571,468)	(93.84)%
Chinese medicinal herbal products	10,284,606	46.22%	10,703,386	36.77%	(418,780)	(3.91)%
Other agricultural products	11,591,045	52.10%	13,430,550	46.14%	(1,839,505)	(13.70)%
Business and sales related tax	72,538	0.33%	104,667	0.36%	(32,129)	(30.70)%
Total Amount	$22,248,444	100.00%	$29,110,326	100.00%	$(6,861,882)	(23.57)%

For the years ended June 30, 2019 and 2018, cost of revenue from sales of our Luobuma products was US$ 300,255 and US$ 4,871,723, respectively, representing a decrease of US$ 4,571,468 or 93.84%. The decrease was primarily due to the decrease in cost of revenue from Xinjiang Taihe as no revenue was generate during the year ended June 30, 2019 as mentioned above. The decrease was also due to the decreased cost of revenue from Tenet-Jove Xuzhou branch, as the business operation of this branch ceased in November 2017. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the years ended June 30, 2019 and 2018, cost of revenue from sales of Chinese medicinal herbal products was US$ 10,284,606 and US$ 10,703,386, respectively, representing a slight decrease of US$ 418,780 or 3.91%. The decrease was due to the depreciation of RMB against US$. The average translation rate for the year ended June 30, 2019 and 2018 were at 1 RMB to 0.1466 USD and at 1 RMB to 0.1537 USD, respectively, which represented a decrease of 4.65%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the years ended June 30, 2019 and 2018, cost of revenue from sales of other agricultural products was US$ 11,591,045 and US$ 13,430,550, respectively, representing a decrease of US$ 1,839,505 or 13.70%. The decrease was mainly due to we sold less yew trees for the year ended June 30, 2019, as compared to the same period in 2018. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the years ended June 30, 2019 and 2018, respectively:

	Years ended June 30,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$357,525	3.99%	$5,995,619	40.55%	$(5,638,094)	(94.04)%
Chinese medicinal herbal products	3,370,230	37.56%	3,417,825	23.11%	(47,595)	(1.39)%
Other agricultural products	5,243,841	58.45%	5,373,848	36.34%	(130,007)	(2.42)%
Total Amount	$8,971,596	100.00%	$14,787,292	100.00%	$(5,815,696)	(39.33)%

Gross profit from Luobuma product sales decreased by US$ 5,638,094 and gross profit contribution percentage decreased by 94.04% for the year ended June 30, 2019 as compared to the same period in 2018. As mentioned above, the decrease in gross profit was primarily due to the decrease in revenue from Xinjiang Taihe and Tenet-Jove Xuzhou branch for the year ended June 30, 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products decreased slightly by US$ 47,595 or 1.39% for the year ended June 30, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 130,007 or 2.42% for the year ended June 30, 2019 as compared to the same period in 2018. As mentioned above, the decrease was mainly due to the decrease in sales volume of yew trees for the year ended June 30, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2019 and 2018, respectively:

	Years ended June 30,				Variance
	2019	%	2018	%	Amount	%
General and administrative expenses	$8,153,496	92.07%	$3,985,604	72.26%	$4,167,892	104.57%
Selling expenses	702,685	7.93%	1,530,005	27.74%	(827,320)	(54.07)%
Total Amount	$8,856,181	100.00%	$5,515,609	100.00%	$3,340,572	60.57%

General and Administrative Expenses

For the year ended June 30, 2019, our general and administrative expenses were US$ 8,153,496, representing an increase of US$ 4,167,892 or 104.57%, as compared to the same period in 2018. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 4,117,767  as well as an offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement. The increase was partially offset by the decreased general and administrative expenses of US$ 343,056 for Tajite and Tiankunrunze as a result of reduced business activities during the year ended June 30, 2019.

Selling Expenses

For the year ended June 30, 2019, our selling and distribution expenses were US$ 702,685, representing a decrease of US$ 827,320, or 54.07%, as compared to the same period in 2018. The decrease was primarily due to the decrease in selling expenses from Tenet-Jove Xuzhou branch of US$ 259,111 as the business operation of this branch ceased in November 2017. The decrease was also due to the decrease in advertising expenses, salary expenses and commissions from Tenet-Jove of US$ 275,163, US$ 135,388 and US$ 51,731 for year ended June 30, 2019.

Impairment loss on goodwill

For the year ended June 30, 2019, our impairment loss on goodwill were US$ nil, representing a decrease of US$ 2,153,298 or 100.00%, as compared to the same period of 2018. In conjunction with the preparation of our consolidated financial statement for year ended June 30, 2018, the management performed evaluation on the impairment of goodwill. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded impairment loss on goodwill of Tianjin Tajite.

Impairment loss on an unconsolidated entity

For the year ended June 30, 2019, our impairment loss on an unconsolidated entity was US$ 200,000, representing an increase of US$ 200,000 or 100.00%, as compared to the same period of 2018. The management performed evaluation on the impairment of the investment make to Original Lab Inc. and considered it’s unlikely to obtain any investment income in the near future, hence, the management fully recorded impairment loss on this investment.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 516,144 and US$ 754,099 from these equity method investments for the years ended June 30, 2019 and 2018, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the years ended June 30, 2019 and 2018, the Company recorded investment income distributions of nil and US$ 153,695 from Zhen’Ai Network, respectively.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the year ended June 30, 2019, total income of US$ 1,038,931 was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 1,377,108 in the same period in 2018 due to the decrease in purchases in the current period.

Other Income

For the year ended June 30, 2019, our other income was US$ 210,895 representing a decrease of US$ 96,742, or 31.45%, as compared to the same period in 2018. The decrease was primarily due to the decrease in rental income received by Tenet-Jove, as the Company decided to use the premise as its own office since June 2018.

Interest Expense, net

For the year ended June 30, 2019, our net interest expense was US$ 11,998 as compared to net interest expense of US$ 58,775 in the same period in 2018. The decrease in net interest expense was primarily attributable to decreased average balance of short-term bank loans for the year ended June 30, 2019 as compared to the same period in 2018. The decrease was also due to the increased interest income as there was an increased average amount of cash deposits we maintained during the year ended June 30, 2019.

Provision for Income Taxes

For the years ended June 30, 2019 and 2018, the Company’s provision for income taxes decreased by US$ 1,335,987 or 62.91% to US$ 787,600 for the year ended June 30, 2019 from US$ 2,123,587 for the year ended June 30, 2018. The decrease was due to a one-time transition tax recorded during the year ended June 30, 2018. On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted, this Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to re-measure the Company’s income tax liability and record an estimate income tax expense of US$ 744,766 for the year ended June 30, 2018. The decrease in provision for income taxes was also due to decreased taxable income of Tenet-Jove and Ankang Longevity Group for the year ended June 30, 2019.

Net Income

Our net income decreased by US$ 6,646,775 or 88.29% for the year ended June 30, 2019 as compared to the same period of 2018. The decrease in net income was primarily a result of the decrease in gross profit and increase in general and administrative expenses, offset by the decrease in impairment loss on goodwill and selling expenses.

Comprehensive Income (Loss)

The comprehensive loss was US$ 1,831,459 for the year ended June 30, 2019, an increase of US$ 11,018,679 from comprehensive income of US$ 9,187,220 for the year ended June 30, 2018. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 1,878,623 for the year ended June 30, 2019, compared to comprehensive income attributable to the Company of US$ 9,219,686 for the year ended June 30, 2018. The reason of the significant increase of comprehensive loss was due to the increase in other comprehensive loss due to the increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, and the decrease in net income as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2019 and June 30, 2018, we do not engage in any foreign currency borrowings or loan contracts.

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

Working Capital

The following table provides the information about our working capital at June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018

Current Assets	$60,962,375	$56,164,395
Current Liabilities	10,481,756	9,529,899
Working Capital	$50,480,619	$46,634,496

The working capital increased by US$ 3,846,123 or 8.2% as of June 30, 2019 from June 30, 2018, primarily as a result of a decrease in accounts payable and an increase in cash and advances to suppliers, partially offset by the decrease in accounts receivable during the year ended June 30, 2019. We believe that we currently have sufficient working capital to operate our business.

As of June 30, 2019 and June 30, 2018, the other major component of our working capital is accounts receivable.

The accounts receivable as of June 30, 2019 were US$ 9,683,074, a decrease of approximately 37.4% from US$ 15,478,336 as of June 30, 2018, mainly due to the decreased accounts receivable of Xinjiang Taihe during the year ended June 30, 2019. In August 2018, the Company entered into three accounts receivable repayment plans with three major customers of the Company, Horgos Huajing Tencel Technology Development Co., Ltd. (“Horgos”), Qingdao Shipping Service Association (“Shipping Service”) and Qingdao Ship Owners Association (“Ship Owners”), whereby each agreed to pay RMB 3.0 million (US$ 453,186 as of June 30, 2019), RMB 1.2 million (US$ 181,274 as of June 30, 2019) and RMB 1.2 million (US$ 181,274 as of June 30, 2019) per month beginning in September 2018, and the balance of account receivable from them as of June 30, 2018 are expected to be paid off before January 2020, June 2019 and June 2019, respectively. As of the date of this Report, the account receivables from Shipping Service and Ship Owners were fully collected under the repayment plans. However, accounts receivables from Horgos was not repaid according to the repayment plan, management estimated that the collection of the remaining account receivables from Horgos could not be reasonably assured, hence fully accrued for bad debt expenses for the amount of  US$ 3,616,499 during the year ended June 30, 2019. Management will continue putting effort in collection of overdue account receivables from Horgos.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of June 30, 2019 and June 30, 2018, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2019 and 2018.

	For the years ended June 30,
	2019	2018

Net cash provided by operating activities	$3,498,371	$9,846,719
Net cash used in investing activities	(246,391)	(748,960)
Net cash (used in) provided by financing activities	1,812,471	(485,483)
Effect of exchange rate changes on cash	(1,220,828)	(279,774)
Net increase in cash	3,843,623	8,332,502
Cash, beginning of year	31,487,053	23,154,551
Cash, end of year	$35,330,676	$31,487,053

Operating Activities

Net cash provided by operating activities during the year ended June 30, 2019 was approximately US$ 3.5 million, consisting of net income of US$ 0.9 million, bad debt expenses of US$ 4.4 million, US$ 0.4 million for the value of shares issued to IFG Fund for equity that we subsequently cancelled, and net changes in our operating assets and liabilities, which mainly included a decrease in account receivables of US$ 3.8 million and an increase in other payable of US$ 2.2 million, partially offset by an increase in advances to suppliers of US$ 7.5 million and a decrease in accounts payable of US$ 2.0 million. Net cash provided by operating activities during the year ended June 30, 2018 was approximately US$ 9.8 million, consisting of net income of US$ 7.5 million, impairment loss on goodwill of US$ 2.2 million and net changes in our operating assets and liabilities, which mainly included an increase in accounts payable of US$ 2.1 million, an increase in taxes payable of US$ 2.0 million and an increase in other payable of US$ 1.3 million, partially offset by an increase in account receivables of US$ 3.6 million, an increase in advances to suppliers of US$ 2.6 million.

Investing Activities

For the year ended June 30, 2019, net cash used in investing activities was approximately US$ 246,391 as compared to net cash used in investing activities of US$ 748,960 for the same period of 2018. The decrease in net cash used in investing activities was primarily due to a decrease in acquisitions of property and equipment of US$ 1.7 million, partially offset by an increase in advances of loans from third parties of US$ 1.2 million for the year ended June 30, 2019, as compared to the same period in 2018.

Financing Activities

For the year ended June 30, 2019, net cash provided by financing activities amounted to US$ 1.8 million, as opposed to net cash used in financing activities of US$ 0.5 million for the same period in 2018. The increase of US$ 1.8 million in net cash provided by financing activities was primarily due to proceeds from the issuance of 1,637,700 shares of common stock to select investors for the year ended June 30, 2019, as compared to the same period in 2018.

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

As of June 30, 2019, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2019:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer has limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

3.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2019. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we have started the second and third approaches, and we intend to continue to do the following:

●	Develop a comprehensive training and development plan for our finance, accounting and internal audit personnel, including our Chief Financial Officer and Controller, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof;

●	Design and implement a program to provide ongoing company-wide training regarding our internal controls, with particular emphasis on our finance and accounting staff;

●	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our third-party consultant, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and

●	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

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

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2019. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Role	Since

Yuying Zhang	66	Chair of the Board, Chief Executive Officer and Director	2011

Sai (Sam) Wang	33	Chief Financial Officer and Director	2015*

Jiping Chen	69	Director	2011

Ying (Teresa) Zhang	40	Director (Independent)	2014

Yajun Shi	41	Director (Independent)	2014

Leiger Yongmin Yang	42	Director (Independent)	2015

Hua Yang	48	Director (Independent)	2016

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

YuYing Zhang, age 66, has been Chairman of Shineco since 2011 and is the Chairman and CEO of the Company. He was the principal founder of Tenet-Jove, which was established in 1995 with his research and development of Luobuma functional fiber healthcare products. He has been the Chairman and CEO of Tenet-Jove since December 2003; under his leadership, the company has worked with more than 20 research institutions and enterprises and has obtained numerous national invention and new product patent rights for Luobuma product development. He also serves as a director in Tianjin Tenet Huatai Technological Development Co., Ltd. since 2003. From April 2014 to December 2014, he was the Chairman of the Board of Beijing Huiyin Ansheng Asset Management Co., Ltd. From 1995 to December 2003, he served as general manager of Tianjin Balas Technological Development Co., Ltd. Prior to starting Tenet-Jove in 1995, he was the deputy director at the Army Institute of Integrative Medicine. From 1991 to 1994, he was the Executive Director and Deputy General Manager at Shan Haidan Pharmaceutical Group, where he was responsible for strategic development planning and marketing. Mr. Zhang is a senior economist with a bachelor degree from China Central Radio and Television University in China. Mr. Zhang was chosen as director because his knowledge and extensive experience in research and development and management.

Sai (Sam) Wang, age 33, became our Chief Financial Officer in February 2015 and Director since 2016. Mr. Wang has worked for Shineco, Inc. since 2011 where he served as Financial Controller until his appointment as our Chief Financial Officer. Mr. Wang has been the supervisory director of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. since 2014. He serves as the General Manager of Qingdao Yinghuanhai International Logistics Co., Ltd. since 2012. Prior to joining Shineco, he worked for Citibank in Shenzhen from 2008 until 2011, where he served as Manager of Corporate Finance. Mr. Wang obtained a Masters in Commerce with a concentration in applied finance from The University of Queensland in 2010. In 2008, he received a bachelor’s degree in Accounting from Griffith University in Australia. Mr. Wang was chosen as a director because he has profound knowledge of our industry and he is experienced with our financial matters.

Jiping Chen, age 69, has been a director for Shineco since 2011. Mr. Chen has served as Chairman, General Manager and Legal Representative of Ankang Longevity Group since 2006. From 1985 to 1992, Mr. Chen worked at Ankang Longevity Group where he a marketing manager. He has also served as a supervisor of Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Management Co., Ltd. since 2015. Since 2014, he has been Executive Director of Ankang Longevity Pharmaceutical (Group) Ziyang Longevity Traditional Chinese Medicine Materials Planting Co., Ltd. Since 2011 he has served as a supervisor of Ankang Longevity Real Estate Development Co., Ltd. He has also served as the Chairman of Board and General Manager of Ankang Longevity Pharmaceutical Group Pharmaceutical Industry Co., Ltd. since 2008. During 2008 to 2014, he served as a director of Ankang Longevity Pharmaceutical Group Breeding and Planting Co., Ltd. Since 2004, he has been the legal representative and Chairman of Board of Ankang Longevity Pharmaceutical (Group) Traditional Chinese Medicine Decoction Pieces Co., Ltd. He serves as legal representative and General Manager of Ankang Longevity Pharmaceutical Group Chain Co., Ltd. since 2003. Since 2002, Mr. Chen has been the Chairman of Board and General Manager of Ankang Longevity Pharmaceutical Group Purchasing Station Co., Ltd. From February 1975 to September 1985, Mr. Chen worked at the Ankang Area Public Bus Company where he served as company staff. From February 1973 to January 1975, he worked for Ankang County. Mr. Chen completed his three-year college education in Chinese Traditional Medicine major in Shannxi College of Chinese Traditional Medicine in 1997. Mr. Chen was chosen as director because of his experience in the traditional Chinese medicine business and his familiarity with Ankang Longevity Group’s operations.

Ying (Teresa) Zhang, age 40, has been a director for Shineco since October 2014. From 2014 to July 2016, she served as the director in Beijing Huiyin Ansheng Assets Management Co., Ltd., which is a related party to Shineco. Since October 2010, Ms. Zhang has served as a director for Mixbox Co. Ltd., an international chain store management company. From January 2010 through December 2010 she served as the chief financial officer and a director of Cleantech Solutions International, Inc., a U.S. public company (NASDAQ: CLNT) that manufactures wind power equipment in China. Ms. Zhang has served as a director in Shiqiao (Tianjin) Investment Consulting Co., Ltd. since 2009. Ms. Zhang was chosen to serve as a member of the board of directors because of her experience with U.S. GAAP, as well as her extensive prior work experience and educational background in the accounting field. Ms. Zhang was previously an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010, where she provided auditing services to China-based companies. From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, a trade organization, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing. None of these companies that Ms. Zhang worked with is related to or affiliated with us. Ms. Zhang is a certified practicing accountant in Australia. She received a bachelor degree in international accounting from Renmin University in China in 1996 and a master’s degree in accounting from Macquarie University in Australia in 2005.

Yajun Shi, age 41, has been a director for Shineco since October 2014. He is an associate professor and supervisor of postgraduate education at Shaanxi University of Chinese Medicine, is currently the vice president of the College of Pharmacy of Shaanxi University of Chinese Medicine, and is the director of instrument center and committee member of the Traditional Chinese Medicine Chinese Drugs Pharmaceutics Association. Mr. Shi graduated from Shaanxi University of Chinese Medicine in June 1999 with a doctor degree, and has been engaging in new medicine development successively in The Fourth Military Medical University, the Pharmaceutical Research Institute and Shaanxi Tiansen Medicine Development Company. In July 2003, Mr. Shi received Master’s Degree from the College of Pharmacy of Shaanxi University of Chinese Medicine. In June 2012, Mr. Shi received Doctor of Medicine degree (M.D.) from Chengdu University of Traditional Chinese Medicine where he specialized in traditional Chinese medicine preparation. Mr. Shi’s major research efforts are focused on traditional Chinese medicine and health products, focusing on the basic study and application of a Chinese medicine nasal drug application system, the study of traditional Chinese medicine powder characterization, and the modification and the adaptability, as well as the research and development of, healthy foods. Mr. Shi has published more than 40 academic papers, and compiled and published six professional books. Mr. Shi was chosen as a director because of his extensive knowledge and research of traditional Chinese medicines.

Leiger Yongmin Yang, age 42, has been a director for Shineco since January 2015. He has served as a director in Beijing Lanzhong Time Internet Science and Technology Co., Ltd. since 2014. Mr. Yang founded in 2012 China Offshore Financial Group (COFG), a professional offshore financial services provider, focused on financial services for private equity and venture capital firms, outbound and inbound investments, international trading, family trusts, and tax planning. Prior to founding COFG, Yang served as the General Manager of Offshore Incorporations Limited Group & Vistra Group (OV Group) beginning in 2010. The OV Group focuses on the formation and maintenance of offshore companies, fund formation and fund administration, immigration and trust services. Mr. Yang has also worked as Chief Editor of the Chinese Asian Venture Capital Journal since 2006, where he is responsible for content of the weekly Chinese Asian Venture Capital Journal. From 2003 to 2011, he was the director of Zhiyuan Rongtong Investment Management Consulting (Beijing) Co., Ltd. Mr. Yang has spent the major part of his career in the private equity and venture capital sectors. Yang holds a Bachelor of Journalism degree from Jilin University in China. He was chosen as a director because of his hands-on experience in the private equity and venture capital sectors and his strong network with leading venture capital and private equity firms, law firms, accounting firms and banks in China.

Hua Yang, age 48, has been a director for Shineco since 2016. Ms. Yang has been a Partner and attorney in Grandall Law Firm in Beijing since March 2007. From 2006 to 2011, she served as a director of Beijing Shichen International Consulting Co., Ltd. Her practice area covers Corporation Law, foreign investments, international litigations and arbitrations. She provides services in the industries including civil aviation, agriculture biotechnology and nuclear power. From 2001 to 2007, Ms. Yang was a lawyer in Beijing Weiheng Law Firm. She was also a visiting attorney for Canada Fraser Milner Casgrain LLP and Pothier Delisle Law Office during 2002 to 2003. Before that, she was the Legal Manager of Weihai International Trust and Investment Corporation during 1995 to 1999. Ms. Yang received her degree of Master of Laws in Indiana University in 2006. She also graduated from Renmin University of China with a degree of Master of Laws in 2001. She obtained a Bachelor’s degree of Laws from Northwest University of Political Science and Law in 1995 in China. We have chosen Ms. Yang to serve as a director because of the perspective she brings to legal matters in China and her rich experience in Corporate Law and foreign investments.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2019.

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

The following table shows the annual compensation paid by us for the years ended June 30, 2019 and 2018 to YuYing Zhang, our principal executive officer. We are required to include the compensation of our CEO, regardless of his compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)		Total ($)

YuYing Zhang	2019	120,000	-	-	-	21,130	(2)	141,130
(CEO) (1)	2018	120,000	-	-	-	18,180	(2)	138,180

(1)	Salaries were paid in RMB.
(2)	Mr. Zhang receives monthly payments for rent for his personal home and parking.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2019.

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

Director Compensation

During the year ended June 30, 2019, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2019. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
YuYing Zhang	10,000	—	—	—	—	—	10,000
Sai (Sam) Wang	10,000	—	—	—	—	—	10,000
Jiping Chen	10,000	—	—	—	—	—	10,000
Ying (Teresa) Zhang	10,000	—	—	—	—	—	10,000
Yajun Shi	10,000	—	—	—	—	—	10,000
Leiger Yongmin Yang	10,000	—	—	—	—	—	10,000
Hua Yang	10,000	—	—	—	—	—	10,000

(1)	All cash compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate at 1 RMB to 0.1466 USD.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 25, 2019, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership		Percent (%) of Class
Yuying Zhang	common	1,143,140	(1)	4.45%
Sai (Sam) Wang	common	749,645		2.92%
Jiping Chen	common	2,194,115		8.55%
Ying (Teresa) Zhang	common	-		-
Leiger Leiger Yongmin Yang	common	-		-
Hua Yang	common	-		-
Yajun Shi	common	-		-

All Officers and Directors as a Group (7 total)	common	4,086,900		15.92%

5% Shareholders Not Mentioned Above :
Xiaoyan Chen	common	1,088,067		4.24%
Qiwei Wang	common	1,109,908		4.32%

(1)	Includes 200,000 shares owned by Min Zhao, the wife of Yuying Zhang. By virtue of this relationship, each of Ms. Zhao and Mr. Zhang may be deemed to share beneficial ownership of the shares of our company held by each of them. Mr. Zhang disclaims beneficial ownership of these shares.

Item 13.	Certain Relationships and Related Transactions

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

As of June 30, 2019, the outstanding amounts due from related parties consist of the following:

June 30, 2019

Yang Bin	$43,688
Beijing Huiyinansheng Asset Management Co., Ltd	21,873
Beijing Shengguang Tianyi Clothing Co., LTD	63,911
Wang Qiwei	58,981
$188,453

DUE TO RELATED PARTIES

As of June 30, 2019, the Company had related party payables of US$ 234,500, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

June 30, 2019

Wu Yang	$93,275
Wang Sai	8,738
Chen Jiping	989
Zhang Yuying	2,913
Zhao Min	128,585
$234,500

(1)	Yang Wu is the wife of Yin Weixing, one of our Directors.
(2)	Sai (Sam) WangSai (Sam) Wang is our Chief Financial Officer and Director. The Company paid to Wang Sai $61,441 for the related party payables in the year ended June 30, 2018.
(3)	Min Zhao is the wife of Yuying Zhang, our Chief Executive Officer and Chair of the Board.

SALES TO RELATED PARTIES

For the years ended June 30, 2019 and 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 3,405,982 and US$ 3,285,311, respectively. As of June 30, 2019 and 2018, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,706,111 and US$ 1,526,351, respectively. We are 49% participants in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”).

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Centurion ZD CPA & Co. and Wei Wei & Co., LLP, our independent accountants, respectively, for the fiscal year ended June 30, 2019 and 2018:

	Fiscal Year Ended June 30,
	2019	2018
Audit Fees(1)	$195,000	$210,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$195,000	$210,000

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
(4)	All Other Fees –This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

(1) Financial Statements

The financial statements for the years ended June 30, 2019 and 2018 are included in Part II, Item 8 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1†	Certificate of Incorporation of Shineco, Inc. (1)

3.2†	Amended and Restated Bylaws of Shineco, Inc.(1)

4.1†	Specimen Common Stock Share Certificate (3)

4.2†	2016 Share Incentive Plan (2)

10.1†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.2†	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (1)

10.3†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.4†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.5†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

Number	Exhibit
10.6†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.7†	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.8†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.9†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.10†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (1)

10.11†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.12†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (1)

10.13†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.14†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.15†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.16†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.17†	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

Number	Exhibit
10.18†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.19†	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.20†	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (1)

10.21†	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.22†	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (1)

10.23†	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.24†	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.25†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

Number	Exhibit
10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)

10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)

Number	Exhibit
10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)

10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)

10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)

10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)

10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)

Number	Exhibit
10.60†	Form of Independent Director Engagement Letter (2)

10.61†	2016 Share Incentive Plan (included in Exhibit 4.2) (2)

10.62†	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63†	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64†	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65†	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66†	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

14.1†	Code of Ethics of the Company. (2)

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer

32.1**	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer

32.2**	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished but not filed.
†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803).

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: September 27, 2019	By:	/s/ YuYing Zhang
YuYing Zhang
Chief Executive Officer

Date: September 27, 2019	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ YuYing Zhang	Chief Executive Officer and Director	September 27, 2019
YuYing Zhang	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	September 27, 2019
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Jiping Chen	Director	September 27, 2019
Jiping Chen

/s/ Ying (Teresa) Zhang	Director	September 27, 2019
Ying (Teresa) Zhang

/s/ Yajun Shi	Director	September 27, 2019
Yajun Shi

/s/ Leiger Yongmin Yang	Director	September 27, 2019
Leiger Yongmin Yang

/s/ Hua Yang	Director	September 27, 2019
Hua Yang

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388  Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Shineco, Inc.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheet of Shineco, Inc. and its subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year in the period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019, and the consolidated results of its operations and its cash flows for the year in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co. We have served as the Company’s auditor since 2019. Hong Kong, China September 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shineco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shineco, Inc. (the “Company”) as of June 30, 2018, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

October 15, 2018

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$35,330,676	$31,487,053
Accounts receivable, net	9,683,074	15,478,336
Due from related parties	188,453	388,261
Inventories	2,215,559	2,364,558
Advances to suppliers, net	11,833,994	4,977,407
Deferred issuance cost	-	434,000
Other current assets	1,710,619	1,034,780
TOTAL CURRENT ASSETS	60,962,375	56,164,395

Property and equipment, net	10,667,730	11,697,304
Land use right, net of accumulated amortization	1,264,309	1,345,088
Investments	6,650,944	6,567,090
Distribution rights	1,074,736	1,114,837
Long-term deposit and other noncurrent assets	103,864	113,764
Long-term accounts receivable, net	-	2,700,367
Prepaid leases	2,857,344	3,397,572
Deferred tax assets	158,171	-
TOTAL ASSETS	$83,739,473	$83,100,417

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,410,147	$2,316,283
Accounts payable	220,119	2,270,140
Advances from customers	382,091	17,500
Due to related parties	234,500	197,617
Other payables and accrued expenses	3,893,027	1,736,735
Taxes payable	3,341,872	2,991,624
TOTAL CURRENT LIABILITIES	10,481,756	9,529,899

Income tax payable - noncurrent portion	625,603	685,185
Deferred tax liability	-	11,652
TOTAL LIABILITIES	11,107,359	10,226,736

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 22,871,772 and 21,234,072 shares issued and outstanding at June 30, 2019 and June 30, 2018	22,872	21,234
Additional paid-in capital	24,759,356	23,171,102
Statutory reserve	4,198,107	4,085,819
Retained earnings	46,735,190	46,051,289
Accumulated other comprehensive loss	(4,184,024)	(1,509,212)
Total Stockholders’ equity of Shineco, Inc.	71,531,501	71,820,232
Non-controlling interest	1,100,613	1,053,449
TOTAL EQUITY	72,632,114	72,873,681

TOTAL LIABILITIES AND EQUITY	$83,739,473	$83,100,417

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2019	2018

REVENUE	$31,220,040	$43,897,618

COST OF REVENUE
Cost of product and services	22,175,906	29,005,659
Business and sales related tax	72,538	104,667
Total cost of revenue	22,248,444	29,110,326

GROSS PROFIT	8,971,596	14,787,292

OPERATING EXPENSES
General and administrative expenses	8,153,496	3,985,604
Selling expenses	702,685	1,530,005
Total operating expenses	8,856,181	5,515,609

INCOME FROM OPERATIONS	115,415	9,271,683

OTHER INCOME
Impairment loss on goodwill	-	(2,153,298)
Impairment loss on an unconsolidated entity	(200,000)	-
Income from equity method investments	516,144	907,794
Purchase rebate income	1,038,931	1,377,108
Other income	210,895	307,637
Interest expense, net	(11,998)	(58,775)
Total other income	1,553,972	380,466

INCOME BEFORE PROVISION FOR INCOME TAXES	1,669,387	9,652,149

PROVISION FOR INCOME TAXES	787,600	2,123,587

NET INCOME	881,787	7,528,562

Net (loss) income attributable to non-controlling interest	85,598	(59,354)

NET INCOME ATTRIBUTABLE TO SHINECO, INC.	$796,189	$7,587,916

COMPREHENSIVE INCOME
Net income	$881,787	$7,528,562
Other comprehensive income (loss): foreign currency translation gain (loss)	(2,713,246)	1,658,658
Total comprehensive income (loss)	(1,831,459)	9,187,220
Less: comprehensive (loss) income attributable to non-controlling interest	47,164	(32,466)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(1,878,623)	$9,219,686

Weighted average number of shares basic and diluted	22,472,442	21,119,004

Basic and diluted earnings per common share	$0.04	$0.36

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY

Balance at June 30, 2017	21,034,072	$21,034	$22,737,302	$3,484,449	$39,064,743	$(3,140,982)	$1,087,376	$63,253,922

Acquisition of Tajite							(1,461)	(1,461)
Stock issuance	200,000	200	433,800					434,000
Net income (loss) for the year					7,587,916		(59,354)	7,528,562
Appropriation of statutory reserve				601,370	(601,370)			-
Foreign currency translation gain						1,631,770	26,888	1,658,658
Balance at June 30, 2018	21,234,072	21,234	23,171,102	4,085,819	46,051,289	(1,509,212)	1,053,449	72,873,681

Stock issuance	1,637,700	1,638	1,588,254					1,589,892
Net income for the year					796,189		85,598	881,787
Appropriation of statutory reserve				112,288	(112,288)			-
Foreign currency translation loss						(2,674,812)	(38,434)	(2,713,246)
Balance at June 30, 2019	22,871,772	$22,872	$24,759,356	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	$72,632,114

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$881,787	$7,528,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791,534	698,232
Loss from disposal of property and equipment	-	5,557
Provision for doubtful accounts	4,379,780	262,013
(Decrease) increase in inventory reserve	(3,657)	124,601
Deferred benefit provision	(170,483)	(28,138)
Income from equity method investments	(516,145)	(907,794)
Impairment loss on goodwill	-	2,153,298
Impairment loss on an unconsolidated entity	200,000	-
Value of shares issued to IFG Fund for equity, we subsequently cancelled	434,000	-

Changes in operating assets and liabilities:
Accounts receivable	3,766,419	(3,569,821)
Advances to suppliers	(7,501,401)	(2,563,943)
Inventories	68,009	(25,031)
Other receivables	(179,366)	170,125
Prepaid expense and other assets	(10,875)	4,442
Due from related parties	(64,317)	126,293
Prepaid leases	420,677	485,382
Accounts payable	(1,985,657)	2,145,058
Advances from customers	367,545	(70,459)
Other payables	2,220,059	1,272,263
Taxes payable	400,462	2,036,079
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,498,371	9,846,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(96,038)	(1,763,160)
Proceeds from disposal of property and equipment	-	607
Payment for (refund of) construction in progress	(41,768)	58,671
Repayments (advances) of loans from third parties	(359,927)	831,716
Repayments from (advances to) related party	251,342	(53,793)
Income received from investments in unconsolidated entities	-	153,695
Cash of subsidiary acquired	-	23,304
NET CASH USED IN INVESTING ACTIVITIES	(246,391)	(748,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,418,162	2,459,122
Proceeds from other short-term loans	43,967	-
Repayment of short-term loans	(2,198,330)	(2,877,044)
Repayment of other short-term loans	(85,491)	-
Proceeds from issuance of 1,637,700 of common stock	1,589,892	-
Proceeds from (repayments to) related parties	44,271	(67,561)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,812,471	(485,483)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,220,828)	(279,774)

NET INCREASE IN CASH	3,843,623	8,332,502

CASH - Beginning of the Year	31,487,053	23,154,551

CASH - End of the Year	$35,330,676	$31,487,053

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$694,084	$857,201
Cash paid for interest	$115,384	$133,930

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
Issued 200,000 shares of deferred issuance cost	$-	$434,000

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

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB 10.0 million (US$ 1,502,650). TNB became a wholly-owned subsidiary of Tenet-Jove.

The business operation of Tiankunrunze and its wholly owned subsidiaries was ceased in July 2019.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2019	June 30, 2018

Current assets	$57,328,097	$49,812,314
Plant and equipment, net	8,965,671	9,818,518
Other non-current assets	11,028,775	11,194,017
Total assets	77,322,543	70,824,849
Total liabilities	(6,090,955)	(5,014,036)
Net assets	$71,231,588	$65,810,813

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2019 and 2018, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2019 and 2018, the allowance for doubtful accounts was US$ 4,323,141 and US$ 232,355, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2019 and 2018, the Company had an allowance for uncollectible advances to suppliers of US$ 431,646 and US$ 13,819, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the years ended June 30, 2019 and 2018, the Company did not recognize any impairment of its long-lived assets.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realize

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at June 30, 2019 and 2018. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at June 30, 2019, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of June 30, 2019, the tax years ended June 30, 2014 through June 30, 2019 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). Before May 1, 2018, all of the Company’s products that were sold in the PRC were subject to a Chinese value-added tax at a rate of 17% of the gross sales price, after May 1, 2018, the Company subject a tax rate of 16%, and from April 1, 2019 onwards, the tax rate was further reduced to 13% based on the new Chinese tax law. This VAT may be offset by VAT paid by the Company is on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying consolidated financial statements.

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

The balance sheet amounts, with the exception of equity, at June 30, 2019 and 2018 were translated at 1 RMB to 0.1456 USD and at 1 RMB to 0.1511 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2019 and 2018 were at 1 RMB to 0.1466 USD and at 1 RMB to 0.1537 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There was no anti-dilutive effect for the years ended June 30, 2019 and 2018.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (ASU 2018-15), to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs relating to internal-use software. The update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 is effective for the Corporation on January 1, 2020 and may be applied using either the retrospective or prospective approach. Early adoption is permitted. The Company expects that the adoption of this ASU will have a material impact on its financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities”. The new standard changes how entities evaluate decision-making fees under the variable interest entity guidance. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance. The standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Accounting Standard Codification (“ASC”) 842, Leases. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INVENTORIES

The inventories consist of the following:

	June 30, 2019	June 30, 2018

Raw materials	$974,639	$1,225,830
Work-in-process	651,769	766,119
Finished goods	1,533,318	1,355,774
Less: inventory reserve	(944,167)	(983,165)
Total	$2,215,559	$2,364,558

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2019	June 30, 2018

Buildings	$11,994,407	$12,433,157
Building improvements	79,628	82,599
Machinery and equipment	930,109	922,065
Motor vehicles	81,541	84,583
Construction in progress	78,407	40,524
Office equipment	219,605	179,624
Farmland leasehold improvements	3,062,410	3,176,677
	16,446,107	16,919,229
Less: accumulated depreciation and amortization	(5,778,377)	(5,221,925)
Property and equipment, net	$10,667,730	$11,697,304

Depreciation and amortization expense charged to operations was US$ 753,087 and US$ 658,268 for the years ended June 30, 2019 and 2018, respectively.

Farmland leasehold improvements consist of following:

	June 30, 2019	June 30, 2018

Blueberry farmland leasehold improvements	$2,352,679	$2,440,465
Yew tree planting base reconstruction	263,587	273,422
Greenhouse renovation	446,144	462,790
Total farmland leasehold improvements	$3,062,410	$3,176,677

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

	June 30, 2019	June 30, 2018

Land use rights	$1,619,820	$1,680,259
Less: accumulated amortization	(355,511)	(335,171)
Land use rights, net	$1,264,309	$1,345,088

For the years ended June 30, 2019 and 2018, the Company recognized amortization expense of US$ 38,447 and US$ 39,964, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending June 30:

2020	$32,396
2021	32,396
2022	32,396
2023	32,396
2024	32,396
Thereafter	1,102,329
Total	$1,264,309

NOTE 6 – DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of June 30, 2019, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,074,736).

NOTE 7 – INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 516,144 and US$ 754,099 for years ended June 30, 2019 and 2018, respectively, from the investments, which was included in “Income from equity method investments” in the consolidated statements of income and comprehensive income (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the years ended June 30, 2019 and 2018, a total of US$ 1,038,931 and US$ 1,377,108 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the years ended June 30, 2019 and 2018, the Company recorded investment income distributions of US$ nil and US$ 153,695 from Zhen’Ai Network, respectively.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. For the years ended June 30, 2019 and 2018, the Company did not record any investment income from this investment, after assessment, the Company considered it’s unlikely to obtain any investment income in the near future, and decided the make a fully impairment on this investment.

The Company’s investments in unconsolidated entities consist of the following:

	June 30, 2019	June 30, 2018

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,717,277	$3,439,793
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	822,058	736,898
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,111,609	2,190,399
Original Lab Inc.	-	200,000
Total	$6,650,944	$6,567,090

Summarized financial information of unconsolidated entities is as follows:

	June 30, 2019	June 30, 2018

Current assets	$35,675,858	$38,079,702
Noncurrent assets	241,580	291,267
Current liabilities	26,668,485	29,862,664

	For the years ended June 30,
	2019	2018

Net sales	$32,023,745	$36,788,909
Gross profit	3,902,665	4,720,094
Income from operations	1,120,351	1,644,747
Net income	1,053,357	1,538,977

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

Future amortization expense will be recognized as follows:

Twelve months ending June 30:

2020	$459,907
2021	459,906
2022	439,033
2023	209,426
2024	209,426
Thereafter	1,079,646
Total	$2,857,344

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	June 30, 2019	Maturity Date		Int. Rate/Year
MY Bank-a	7,282	2019-8-29	*	15.80%
Agricultural Bank of China-b	291,256	2019-8-12	*	5.66%
Agricultural Bank of China-b	655,327	2019-11-13		3.92%
Agricultural Bank of China-c	1,456,282	2020-2-25		5.66%
Total	$2,410,147

Lender	June 30, 2018	Maturity Date		Int. Rate/Year
MY Bank-a	50,354	2018-10-20	*	11.84%
Agricultural Bank of China-b	302,124	2018-7-3	*	5.22%
Agricultural Bank of China-b	755,310	2018-10-12	*	5.66%
Agricultural Bank of China-b	1,208,495	2019-1-30	*	5.66%
Total	$2,316,283

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 115,384 and US$ 133,930 for the years ended June 30, 2019 and 2018, respectively. The annual weighted average interest rates are 5.42% and 5.64% for the years ended June 30, 2019 and 2018, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	27,028
Inventory	58,119
Other current assets	184,739
Distribution rights	1,074,736
Property, plant and equipment	14,069
Advance from customers	(78,263)
Tax payable	(16,893)
Deferred tax liabilities	(268,684)
Salary payable	(25,120)
Accrued liabilities and other current liabilities	(994,724)
Non-controlling interest	1,426
Goodwill	2,040,280
Total purchase price for acquisition, net of US$ 22,082 of cash	$2,016,713

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,074,736	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the year ended June 30, 2019.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of June 30, 2019 and 2018, the outstanding amounts due from related parties consist of the following:

	June 30, 2019	June 30, 2018

Yang Bin	$43,688	$151,063
Zhang Xin	-	93,658
Chang Song	-	59,669
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	21,873	22,690
Beijing Shengguang Tianyi Clothing Co., LTD (b.)	63,911	-
Wang Qiwei	58,981	61,181
	$188,453	$388,261

a. This Company is wholly owned by one of the Company’s senior management.

b. This Company is wholly owned by one of the Company’s shareholders.

DUE TO RELATED PARTIES

As of June 30, 2019 and 2018, the Company had related party payables of US$ 234,500 and US$ 197,617, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	June 30, 2019	June 30, 2018

Wu Yang	$93,275	$96,755
Wang Sai	8,738	-
Chen Jiping	989	-
Zhang Yuying	2,913	-
Zhao Min	128,585	100,862
	$234,500	$197,617

SALES TO RELATED PARTIES

For the years ended June 30, 2019 and 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 3,405,982 and US$ 3,285,311, respectively. As of June 30, 2019 and 2018, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,706,111 and US$ 1,526,351, respectively.

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

i)	The components of the income tax expense are as follows:

	For the years ended June 30,
	2019	2018
Current income tax provision	$958,083	$2,151,725
Deferred income tax benefit	(170,483)	(28,138)
Total	$787,600	$2,123,587

ii)	The following table summarizes deferred tax assets (liability) resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$197,962	$22,225
Inventory reserve	228,893	244,832
Net operating loss carry-forwards	519,671	539,061
Total	946,526	806,118
Valuation allowance	(519,671)	(539,061)
Total deferred tax assets	426,855	267,057
Deferred tax liability:
Distribution rights	(268,684)	(278,709)
Total deferred tax liability	(268,684)	(278,709)
Deferred tax assets (liability), net	$158,171	$(11,652)

Movement of the valuation allowance:

	June 30, 2019	June 30, 2018

Beginning balance	$539,061	$111,882
Current year addition	-	424,517
Exchange difference	(19,390)	2,662
Ending balance	$519,671	$539,061

(b) Value Added Tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% before May 1, 2018 for products sold in the PRC and decreased to 16% thereafter, and from April 1, 2019 onwards, the Company subject a tax rate of 16% based on the new Chinese tax law. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under commercial practice in the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2019 and 2018.

(c) Taxes Payable

Taxes payable consists of the following:

	June 30, 2019	June 30, 2018

Income tax payable	$3,425,080	$3,106,642
Value added tax payable	536,486	562,960
Business tax and other taxes payable	5,909	7,207
Total	3,967,475	3,676,809
Less: current portion	3,341,872	2,991,624
Income tax payable - noncurrent portion	$625,603	$685,185

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of June 30, 2019 and 2018, the balance of the required statutory reserves were US$ 4,198,107 and US$ 4,085,819, respectively.

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

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of tokens that Tenet-Jove plans to raise up to $20,000,000 in the Offering, and up to an additional $20,000,000 in an offering under Regulation S of the Securities Act. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The tokens represent shares of preferred stock of Tenet-Jove. On an annual basis, Tenet-Jove will distribute to token holders the greater of (A) 5% of the total amount of proceeds raised by Tenet-Jove in the offerings, or (B) 40% of net profits generated from the Operations. The Company will guarantee Tenet-Jove’s obligations to distribute such amount. Token holders shall also have the option to convert the tokens into shares of common stock of the Company. As the date of this report, the Offering of tokens is in process, and none of the tokens has been sold.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 35,311,106 and US$ 31,423,686 as of June 30, 2019 and 2018, respectively.

During the years ended June 30, 2019 and 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2019, four customers accounted for approximately 13%, 11%, 11% and 11% of the Company’s total sales, respectively. At June 30, 2019, three customers accounted for approximately 49% of the Company’s accounts receivable.

For the year ended June 30, 2018, two customers accounted for approximately 21% and 10% of the Company’s total sales, respectively. At June 30, 2018, five customers accounted for approximately 76% of the Company’s accounts receivable.

For the year ended June 30, 2019, three vendors accounted for approximately 40%, 13% and 10% of the Company’s total purchases, respectively. For the year ended June 30, 2018, three vendors accounted for approximately 36%, 16% and 11% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company leases four main office spaces under non-cancelable operating lease agreements through April 30, 2021. The Company also leases farmland under a non-cancelable operating lease agreement through April 26, 2041. Most of those operating lease payments are scheduled on a quarterly basis. The future minimum rental payments are as follows:

Twelve months ending June 30:

2020	$335,983
2021	551,768
2022	213,576
2023	211,040
2024	211,040
Thereafter	3,605,260
Total	$5,128,667

Rent expense totaled US$ 613,439 and US$ 546,098 for the years ended June 30, 2019 and 2018, respectively.

In addition, the Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending June 30:

2020	$193,453
Total	$193,453

Sublease rental income totaled US$ 211,040 and US$ 221,321 for the years ended June 30, 2019 and 2018, respectively.

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleges that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleges that the Company breached the Agreement and seeks money damages up to US$ 6 million. As the date of this report, there is no progress in this lawsuit The Company believes that these claims are without merit and intends to vigorously defend its position.

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

The following table presents summarized information by segment for the year ended June 30, 2019:

	For the year ended June 30, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$661,778	$13,708,166	$16,850,096	$31,220,040
Cost of revenue and related business and sales tax	304,253	10,337,936	11,606,255	22,248,444
Gross profit	357,525	3,370,230	5,243,841	8,971,596
Gross profit %	54.0%	24.6%	31.1%	28.7%

The following table presents summarized information by segment for the year ended June 30, 2018:

	For the year ended June 30, 2018
	Bluish	Herbal	Other agricultural
	dogbane	products	products	Total
Segment revenue	$10,884,901	$14,179,603	$18,833,114	$43,897,618
Cost of revenue and related business and sales tax	4,889,282	10,761,778	13,459,266	29,110,326
Gross profit	5,995,619	3,417,825	5,373,848	14,787,292
Gross profit %	55.2%	24.1%	28.5%	33.7%

Total Assets as of

	June 30, 2019	June 30, 2018

Luobuma products	$6,268,974	$11,927,928
Herbal products	45,095,019	40,904,909
Other agricultural products	32,375,480	30,267,580
	$83,739,473	$83,100,417

NOTE 17 – SUBSEQUENT EVENTS

On July 19, 2019, the Company entered into a strategic cooperation agreement (the “Agreement”) with Heilongjiang Harbin Beima Technology Development Co., Ltd.(“HBTD”) for industrial hemp related research, production, and sales including cosmeceuticals, pharmaceuticals, health care products, etc. Pursuant to the Agreement the Company and HBTD will cooperate for 3 years and each will provide R&D, production and sales of industrial hemp related products. HBTD is fully responsible for the R&D, the labor and marketing cost and the production and market expansion of the cooperation products under the Agreement. During the first year of the Agreement, all income will be distributed to HBTD. In the second year of the Agreement, the Company and HBTD will receive 15% and 85% of the income, respectively. In the third year of the Agreement, the Company and HBTD will receive 20% and 80% of the income, respectively.

On August 27, 2019, the Company entered into a short-term loan agreement with Agricultural Bank of China to borrow RMB 2.0 million (approximately $291,256) as working capital or one year, with maturity date of August 26, 2020. The loan bears a fixed interest rate of 5.595% per annum.

On September 3, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”), dated September 3, 2019, with selected investors (the “Purchasers”) whereby the Company agreed to sell, and the investors agreed to purchase, up to 2,798,792 shares of common stock (the “Shares”) at a purchase price of $0.52 per Share, for gross proceeds to the Company of approximately $1,455,371.

These consolidated financial statements were approved by management and available for issuance on September 27, 2019, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these consolidated financial statements.