Form 10-Q
period 2019-09-30
SHINECO, INC.
filed 2019-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 3106, Building B
#39 East 3rd Ring Middle Road
Chaoyang District

People’s Republic of China 100222

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of November 13, 2019, the registrant had 27,333,428 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$37,612,582	$35,330,676
Accounts receivable, net	9,426,046	9,683,074
Due from related parties	122,753	188,453
Inventories	1,988,750	2,215,559
Advances to suppliers, net	7,621,702	11,833,994
Other current assets	2,080,374	1,710,619
TOTAL CURRENT ASSETS	58,852,207	60,962,375

Property and equipment, net	9,951,116	10,667,730
Land use right, net of accumulated amortization	1,208,304	1,264,309
Investments	6,466,685	6,650,944
Distribution rights	1,033,860	1,074,736
Long-term deposit and other noncurrent assets	98,773	103,864
Long-term accounts receivable, net	-	-
Right of use assets	3,241,426	-
Prepaid leases	-	2,857,344
Deferred tax assets	295,291	158,171
TOTAL ASSETS	$81,147,662	$83,739,473

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,311,475	$2,410,147
Accounts payable	249,013	220,119
Advances from customers	6,264	382,091
Due to related parties	287,066	234,500
Other payables and accrued expenses	3,506,546	3,893,027
Operating lease liabilities - current	428,863	-
Taxes payable	3,208,204	3,341,872
TOTAL CURRENT LIABILITIES	9,997,431	10,481,756

Income tax payable - noncurrent portion	625,603	625,603
Operating lease liabilities - non-current	3,020	-
Deferred tax liability	-	-
TOTAL LIABILITIES	10,626,054	11,107,359

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 27,333,428 and 22,871,772 shares issued and outstanding at September 30, 2019 and June 30, 2019	27,333	22,872
Additional paid-in capital	27,277,758	24,759,356
Statutory reserve	4,198,107	4,198,107
Retained earnings	44,942,553	46,735,190
Accumulated other comprehensive loss	(7,000,396)	(4,184,024)
Total Stockholders' equity of Shineco, Inc.	69,445,355	71,531,501
Non-controlling interest	1,076,253	1,100,613
TOTAL EQUITY	70,521,608	72,632,114

TOTAL LIABILITIES AND EQUITY	$81,147,662	$83,739,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2019	2018
REVENUE	$7,046,781	$7,589,081

COST OF REVENUE
Cost of product and services	5,394,423	5,464,464
Business and sales related tax	12,463	13,690
Total cost of revenue	5,406,886	5,478,154

GROSS PROFIT	1,639,895	2,110,927

OPERATING EXPENSES
General and administrative expenses	3,354,643	1,527,186
Selling expenses	121,886	197,335
Total operating expenses	3,476,529	1,724,521

INCOME (LOSS) FROM OPERATIONS	(1,836,634)	386,406

OTHER INCOME (EXPENSE)
Income from equity method investments	69,899	143,135
Purchase rebate income	-	292,439
Other income	(9,754)	52,569
Interest income (expense), net	(3,126)	(7,774)
Total other income	57,019	480,369

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,779,615)	866,775

PROVISION (BENEFIT) FOR INCOME TAXES	(4,783)	218,783

NET INCOME (LOSS)	(1,774,832)	647,992

Net income attributable to non-controlling interest	17,805	15,168

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(1,792,637)	$632,824

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,774,832)	$647,992
Other comprehensive loss: foreign currency translation loss	(2,858,537)	(2,657,332)
Total comprehensive loss	(4,633,369)	(2,009,340)
Less: comprehensive loss attributable to non-controlling interest	(24,360)	(21,628)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(4,609,009)	$(1,987,712)

Weighted average number of shares basic and diluted	24,186,899	21,287,475

Basic and diluted earnings (loss) per common share	$(0.07)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2018	21,234,072	21,234	23,171,102	4,085,819	46,051,289	(1,509,212)	1,053,449	72,873,681

Stock issuance	1,637,700	1,638	1,588,254	-	-	-	-	1,589,892
Net income for the year	-	-	-	-	632,824	-	15,168	647,992
Appropriation of statutory reserve	-	-	-	56,136	(56,136)	-	-	-
Foreign currency translation loss	-	-	-	-	-	(2,620,536)	(38,257)	(2,658,793)
Balance at September 30, 2018	22,871,772	$22,872	$24,759,356	$4,141,955	$46,627,977	$(4,129,748)	$1,030,360	$72,452,772

Balance at June 30, 2019	22,871,772	$22,872	$24,759,356	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	$72,632,114

Stock issuance	4,461,656	4,461	2,518,402	-	-	-	-	2,522,863
Net income (loss) for the year	-	-	-	-	(1,792,637)	-	17,805	(1,774,832)
Foreign currency translation loss	-	-	-	-	-	(2,816,372)	(42,165)	(2,858,537)
Balance at September 30, 2019	27,333,428	$27,333	$27,277,758	$4,198,107	$44,942,553	$(7,000,396)	$1,076,253	$70,521,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,774,832)	$647,992
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187,429	196,490
Loss from disposal of property and equipment	61,098	-
Provision for doubtful accounts	1,334,666	213,450
Increase (decrease) in inventory reserve	177,197	(47,461)
Deferred tax (benefit) provision	(145,624)	1,627
Income from equity method investments	(69,899)	(143,135)
Value of shares issued to IFG Fund for equity, we subsequently cancelled	-	434,000
Restricted shares issued for management	1,022,661	-

Changes in operating assets and liabilities:
Accounts receivable	(539,538)	(1,002,263)
Advances to suppliers	2,974,205	147,367
Inventories	(32,176)	22,139
Other receivables	(891,900)	79,355
Prepaid expense and other assets	245,005	180,065
Due from related parties	59,550	-
Right of use assets	(2,858,396)	-
Prepaid leases	2,796,461	116,023
Accounts payable	37,914	(1,703,276)
Advances from customers	(367,577)	279,109
Other payables	(50,311)	32,819
Taxes payable	(20,058)	49,684
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,145,875	(496,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,497)	(52,192)
Proceeds from disposal of property and equipment	79,387	-
(Payment for) refund of construction in progress	(2,118)	53,638
Advances of loans to third parties	(56,992)	(221,493)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,780	(220,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	285,051	337,995
Repayment of short-term loans	(285,051)	(334,321)
Repayment of other short-term loans	(7,126)	-
Proceeds from issuance of common stock	1,500,203	1,589,892
Proceeds from related parties	62,554	28
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,555,631	1,593,594

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,438,380)	(1,128,739)

NET INCREASE (DECREASE) IN CASH	2,281,906	(251,207)

CASH - Beginning of the Period	35,330,676	31,487,053

CASH - End of the Period	$37,612,582	$31,235,846

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$-	$199,777
Cash paid for interest	$30,277	$31,372

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$413,810	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS [FOOTNOTES NEED TO BE UPDATED FOR THIS QUARTER – THESE FOOTNOTES ARE FROM THE 10-Q FILED FOR THE QUARTER ENDED SEPTEMBER 30, 2019]

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

On August 22, 2019, Tenet-Jove established Shineco Zhong Hemp Group Co., Ltd. (“Zhong Hemp”) with registered capital of RMB 200.0 million (US$ 28,237,022) and owns 60% interest of Zhong Hemp.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2019	June 30, 2019
Current assets	$55,139,374	$57,328,097
Plant and equipment, net	8,492,058	8,965,671
Other noncurrent assets	11,227,447	11,028,775
Total assets	74,858,879	77,322,543
Total liabilities	(5,742,633)	(6,090,955)
Net assets	$69,116,237	$71,231,588

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2019 and June 30, 2019, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2019 and June 30, 2019, the allowance for doubtful accounts was US$ 4,577,770 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2019 and June 30, 2019, the Company had an allowance for uncollectible advances to suppliers of US$ 1,254,051 and US$ 431,646, respectively.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$ 0.4 million, with corresponding ROU assets of US$ 3.2 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the three months ended September 30, 2019 and 2018, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at September 30, 2019 and June 30, 2019. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at September 30, 2019, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of September 30, 2019, the tax years ended June 30, 2014 through June 30, 2019 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2019 and June 30, 2019 were translated at 1 RMB to 0.1401 USD and at 1 RMB to 0.1456 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2019 and 2018 were at 1 RMB to 0.1425 USD and at 1 RMB to 0.1470 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There was no anti-dilutive effect for the three months ended September 30, 2019 and 2018.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which provides a new transition method and a practical expedient for separating components of a contract. This ASU is intended to reduce costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. In December 2018 FASB issued ASU 2018-20, Leases (Topic) 842: Narrow-scope Improvements for Lessors which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. In March 2019 the FASB issued ASU 2019-01, Leases Codification Improvements Codification improvements to Topic 842 (leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The Company has evaluated the impact of the new standard on its unaudited condensed consolidated financial statements and the guidance does not have a material impact on the Company. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

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

NOTE 3 - INVENTORIES

The inventories consist of the following:

	September 30, 2019	June 30, 2019
Raw materials	$777,744	$974,639
Work-in-process	540,057	651,769
Finished goods	1,753,374	1,533,318
Less: inventory reserve for raw materials	(1,082,425)	(944,167)
Total	$1,988,750	$2,215,559

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2019	June 30, 2019
Buildings	$11,414,743	$11,994,407
Building improvements	-	79,628
Machinery and equipment	852,343	930,109
Motor vehicles	46,191	81,541
Construction in progress	75,425	78,407
Office equipment	232,293	219,605
Farmland leasehold improvements	2,945,934	3,062,410
	15,566,929	16,446,107
Less: accumulated depreciation and amortization	(5,615,813)	(5,778,377)
Property and equipment, net	$9,951,116	$10,667,730

Depreciation and amortization expense charged to operations was US$ 178,215 and US$ 186,852 for the three months ended September 30, 2019 and 2018, respectively.

Farmland leasehold improvements consist of following:

	September 30, 2019	June 30, 2019
Blueberry farmland leasehold improvements	$2,263,197	$2,352,679
Yew tree planting base reconstruction	253,562	263,587
Greenhouse renovation	429,175	446,144
Total farmland leasehold improvements	$2,945,934	$3,062,410

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

	September 30, 2019	June 30, 2019
Land use rights	$1,558,211	$1,619,820
Less: accumulated amortization	(349,907)	(355,511)
Land use rights, net	$1,208,304	$1,264,309

For the three months ended September 30, 2019 and 2018, the Company recognized amortization expense of US$ 9,214 and US$ 9,638, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending September 30:

2019	$31,164
2020	31,164
2021	31,164
2022	31,164
2023	31,164
Thereafter	1,052,484
Total	$1,208,304

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of September 30, 2019, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,033,860).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 69,899 and US$ 143,135 for the three months ended September 30, 2019 and 2018, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2019 and 2018, a total of US$ Nil and US$ 292,439 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the three months ended September 30, 2019 and 2018, the Company did not record investment income from this investment.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. The Company considered it’s unlikely to obtain any investment income in the near future, and decided the make a fully impairment on this investment during the year ended June 30, 2019.

The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2019	June 30, 2019
Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,627,582	$3,717,277
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	807,807	822,058
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,031,296	2,111,609
Total	$6,466,685	$6,650,944

Summarized financial information of unconsolidated entities is as follows:

	September 30, 2019	June 30, 2019
Current assets	$37,362,920	$35,675,858
Noncurrent assets	218,073	241,580
Current liabilities	28,543,605	26,668,485

	For the three months ended September 30,
	2019	2018
Net sales	$7,540,520	$7,438,062
Gross profit	764,612	1,013,655
Income from operations	138,891	292,670
Net income	144,590	292,113

NOTE 8 - LEASES

Effective July 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $3,241,426 and $431,883, respectively, as of July 1, 2019 with no impact on accumulated deficit. Financial position for reporting periods beginning on or after July 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

The Company leases offices space under non-cancelable operating leases, with terms ranging from one to three years. In addition, one of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discount lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

September 30, 2019
Rights of use lease assets	$3,241,426

Operating lease liabilities – current	$428,863
Operating lease liabilities – non-current	3,020
Total operating lease liabilities	$431,883

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2019:

September 30, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.77
Weighted average discount rate	5.0%

Rent expense totaled US$ 92,325 and US$ 159,351 for the three months ended September 30, 2019 and 2018, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019:

2020	$860,742
2021	644,227
2022	426,331
2023	204,173
2024	204,173
Thereafter	913,740
Total lease payments	3,253,386
Less: imputed interest	(11,960)
Less: prepayments	(2,809,543)
Present value of lease liabilities	$431,883

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	September 30, 2019	Maturity Date	Int. Rate/Year
Agricultural Bank of China-b	630,402	2019/11/13*	3.92%
Agricultural Bank of China-c	1,400,894	2020/2/25	5.66%
Agricultural Bank of China-c	280,179	2020/8/26	5.60%
Total	$2,311,475

Lender	June 30, 2019	Maturity Date	Int. Rate/Year
MY Bank-a	7,282	2019-8-29*	15.80%
Agricultural Bank of China-b	291,256	2019-8-12*	5.66%
Agricultural Bank of China-b	655,327	2019-11-13*	3.92%
Agricultural Bank of China-c	1,456,282	2020-2-25	5.66%
Total	$2,410,147

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 30,277 and US$ 31,372 for the three months ended September 30, 2019 and 2018, respectively. The annual weighted average interest rates are 5.31% and 5.83% for the three months ended September 30, 2019 and 2018, respectively.

Note 10 - ACQUISITION

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	26,000
Inventory	55,909
Other current assets	177,712
Distribution rights	1,033,860
Property, plant and equipment	13,534
Advance from customers	(75,287)
Tax payable	(16,251)
Deferred tax liabilities	(258,465)
Salary payable	(24,165)
Accrued liabilities and other current liabilities	(956,890)
Non-controlling interest	1,372
Goodwill	1,962,680
Total purchase price for acquisition, net of US$ 22,076 of cash	$1,940,009

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,033,860	(a)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the three months ended September 30, 2019.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of September 30, 2019 and June 30, 2019, the outstanding amounts due from related parties consist of the following:

	September 30, 2019	June 30, 2019
Yang Bin	$42,027	$43,688
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	21,041	21,873
Beijing Shengguang Tianyi Clothing Co., Ltd (b.)	2,948	63,911
Wang Qiwei	56,737	58,981
	$122,753	$188,453

a. This Company is wholly owned by one of the Company’s senior management.

b. This Company is wholly owned by one of the Company’s shareholders.

DUE TO RELATED PARTIES

As of September 30, 2019 and June 30, 2019, the Company had related party payables of US$ 287,066 and US$ 234,500, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	September 30, 2019	June 30, 2019
Wu Yang	$89,727	$93,275
Wang Sai	8,405	8,738
Chen Jiping	952	989
Zhang Yuying	0	2,913
Zhao Min	187,982	128,585
	$287,066	$234,500

SALES TO RELATED PARTIES

For the three months ended September 30, 2019 and 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 795,548 and US$ 802,910, respectively. As of September 30, 2019 and June 30, 2019, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,285,268 and US$ 2,706,111, respectively.

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

i)	The components of the income tax expense are as follows:

	For the three months ended September 30,
	2019	2018
Current income tax provision	$140,841	$217,156
Deferred income tax provision (benefit)	(145,624)	1,627
Total	$(4,783)	$218,783

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	September 30, 2019	June 30, 2019
Deferred tax assets:
Allowance for doubtful accounts	$290,270	$197,962
Inventory reserve	263,485	228,893
Net operating loss carry-forwards	499,906	519,671
Total	1,053,661	946,526
Valuation allowance	(499,906)	(519,671)
Total deferred tax assets	553,755	426,855
Deferred tax liability:
Distribution rights	(258,464)	(268,684)
Total deferred tax liability	(258,464)	(268,684)
Deferred tax liability, net	$295,291	$158,171

Movement of the valuation allowance:

	September 30, 2019	June 30, 2018
Beginning balance	$519,671	$539,061
Current year addition	-	-
Exchange difference	(19,765)	(19,390)
Ending balance	$499,906	$519,671

(b)	Value Added Tax

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2019 and 2018.

(c)	Taxes Payable

Taxes payable consists of the following:

	September 30, 2019	June 30, 2019
Income tax payable	$3,295,635	$3,425,080
Value added tax payable	531,351	536,486
Business tax and other taxes payable	7,816	5,909
Total	3,833,807	3,967,475
Less: current portion	3,208,204	3,341,872
Income tax payable - noncurrent portion	$625,603	$625,603

NOTE 13 - SHAREHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of September 30, 2019 and June 30, 2019, the balance of the required statutory reserves was US$ 4,198,107 and US$ 4,198,107, respectively.

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

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of tokens that Tenet-Jove plans to raise up to US$ 20,000,000 in the Offering, and up to an additional US$ 20,000,000 in an offering under Regulation S of the Securities Act. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The tokens represent shares of preferred stock of Tenet-Jove. On an annual basis, Tenet-Jove will distribute to token holders the greater of (A) 5% of the total amount of proceeds raised by Tenet-Jove in the offerings, or (B) 40% of net profits generated from the Operations. The Company will guarantee Tenet-Jove’s obligations to distribute such amount. Token holders shall also have the option to convert the tokens into shares of common stock of the Company. As the date of this report, the Offering of tokens is in process, and none of the tokens has been sold.

On September 3, 2019, the Company granted 1,662,864 restricted shares to its employees as compensation cost for awards. The fair value of the restricted shares was US$ 1,022,661 based on the closing stock price US$ 0.615 at September 3, 2019. These restricted shares were vested immediately from the grant date.

On September 5, 2019, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 2,798,792 shares of common stock (the “Shares”) at a purchase price of US$ 0.52 per Share. The net proceeds that the Company received was US$ 1,500,203. The offering is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 37,591,678 and US$ 35,311,106 as of September 30, 2019 and June 30, 2019, respectively.

During the three months ended September 30, 2019 and 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2019, five customers accounted for approximately 14%, 12%, 11%, 10% and 10% of the Company’s total sales, respectively. At September 30, 2019, two customers accounted for approximately 39% of the Company’s accounts receivable.

For the three months ended September 30, 2018, five customers accounted for approximately 14%, 14%, 14%, 12% and 11% of the Company’s total sales, respectively.

For the three months ended September 30, 2019, three vendors accounted for approximately 36%, 16% and 12% of the Company’s total purchases, respectively. For the three months ended September 30, 2018, three vendors accounted for approximately 38%, 14% and 11% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending September 30:

2020	136,824
Total	$136,824

Sublease rental income totaled US$ 51,309 and US$ 52,904 for the three months ended September 30, 2019 and 2018, respectively.

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

The following table presents summarized information by segment for the three months ended September 30, 2019:

	For the three months ended September 30, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$65,519	$3,300,321	$3,680,941	$7,046,781
Cost of revenue and related business and sales tax	231,504	2,599,404	2,575,978	5,406,886
Gross profit	(165,985)	700,917	1,104,963	1,639,895
Gross profit %	(253.3)%	21.2%	30.0%	23.3%

The following table presents summarized information by segment for the three months ended September 30, 2018:

	For the three months ended September 30, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$166,185	$3,298,323	$4,124,573	$7,589,081
Cost of revenue and related business and sales tax	54,429	2,574,266	2,849,459	5,478,154
Gross profit	111,756	724,057	1,275,114	2,110,927
Gross profit %	67.2%	22.0%	30.9%	27.8%

Total Assets as of

	September 30, 2019	June 30, 2019
Luobuma products	$5,625,159	$6,268,974
Herbal products	43,900,775	45,095,019
Other agricultural products	31,189,846	32,375,480
	$80,715,780	$83,739,473

NOTE 17 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 14, 2019, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the heading “Risk Factors” in our annual report on Form 10-K and Registration Statement on Form S-1. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

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

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2019 and 2018, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

On August 22, 2019, Tenet-Jove established Shineco Zhong Hemp Group Co., Ltd. (“Zhong Hemp”) with registered capital of RMB 200.0 million (US$ 28,237,022) and owns 60% interest of Zhong Hemp.

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

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of tokens that Tenet-Jove plans to raise up to US$ 20,000,000 in the Offering, and up to an additional US$ 20,000,000 in an offering under Regulation S of the Securities Act. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The tokens represent shares of preferred stock of Tenet-Jove. On an annual basis, Tenet-Jove will distribute to token holders the greater of (A) 5% of the total amount of proceeds raised by Tenet-Jove in the offerings, or (B) 40% of net profits generated from the Operations. The Company will guarantee Tenet-Jove’s obligations to distribute such amount. Token holders shall also have the option to convert the tokens into shares of common stock of the Company. As the date of this report, the Offering of tokens is in process, and none of the tokens has been sold.

On September 5, 2019, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 2,798,792 shares of common stock (the “Shares”) at a purchase price of US$ 0.52 per Share. The net proceeds that the Company received was US$ 1,500,203. The offering is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2019 and June 30, 2019, the allowance for doubtful accounts was US$ 4,577,770 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Overview

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Variance
	2019	2018	Amount	%
Revenue	$7,046,781	$7,589,081	$(542,300)	(7.15)%
Cost of revenue	5,406,886	5,478,154	(71,268)	(1.30)%
Gross profit	1,639,895	2,110,927	(471,032)	(22.31)%
General and administrative expenses	3,354,643	1,527,186	1,827,457	119.66%
Selling expenses	121,886	197,335	(75,449)	(38.23)%
Income from operations	(1,836,634)	386,406	(2,223,040)	(575.31)%
Income from equity method investments	69,899	143,135	(73,236)	(51.17)%
Purchase rebate income	-	292,439	(292,439)	(100.00)%
Other income	((9,754)	52,569	(62,323)	(118.55)%
Interest expense, net	(3,126)	(7,774)	4,648	(59.79)%
Income before income tax provision	(1,779,615)	866,775	(2,646,390)	(305.31)%
Provision for income taxes	(4,783)	218,783	(223,566)	(102.19)%
Net income	$(1,774,832)	$647,992	$(2,422,824)	(373.90)%
Comprehensive income (loss) attributable to Shineco Inc.	$(4,609,009)	$(1,987,712)	$(2,621,297)	131.88%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$65,519	2.12%	$166,185	2.19%	$(100,666)	(60.57)%
Chinese medicinal herbal products	3,300,321	43.91%	3,298,323	43.46%	1,998	0.06%
Other agricultural products	3,680,941	53.97%	4,124,573	54.35%	(443,632)	(10.76)%
Total Amount	$7,046,781	100.00%	$7,589,081	100.00%	$(542,300)	(7.15)%

For the three months ended September 30, 2019 and 2018, revenue from sales of Luobuma products was US$ 65,519 and US$ 166,185, respectively, which represented a decrease of US$ 100,666 or 60.57%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove of US$ 81,617. Since the beginning of the year, we did not launch new products, and we mainly focused on clearing off our old stocks, as a result, sales decreased during the three months ended September 30, 2019 as compared to the same period of 2018.

For the three months ended September 30, 2019 and 2018, revenue from sales of Chinese medicinal herbal products was US$ 3,300,321 and US$ 3,298,323, respectively, representing a slight increase of US$ 1,998 or 0.06%. The sales of Chinese medicinal herbal products were comparatively stable during the three months ended September 30, 2019 as compared to the same period in 2018.

For the three months ended September 30, 2019 and 2018, revenue from sales of other agricultural products was US$ 3,680,941 and US$ 4,124,573, respectively, representing a decrease of US$ 443,632 or 10.76%. The decrease was mainly due to the decrease in sales volume of yew trees for the three months ended September 30, 2019 as compared to the same period in 2018. The growth of our yew trees was impacted by the unfavorable local weather, and it took longer than usual for our yew tree to mature. As a result, we sold less yew trees during the three months ended September 30, 2019.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$231,381	4.28%	$53,595	0.98%	$177,786	331.72%
Chinese medicinal herbal products	2,589,930	47.90%	2,564,506	46.81%	25,424	0.99%
Other agricultural products	2,573,112	47.59%	2,846,363	51.96%	(273,251)	(9.60)%
Business and sales related tax	12,463	0.23%	13,690	0.25%	(1,227)	(8.96)%
Total Amount	$5,406,886	100.00%	$5,478,154	100.00%	$(71,268)	(1.30)%

For the three months ended September 30, 2019 and 2018, cost of revenue from sales of our Luobuma products was US$ 231,381 and US$ 53,595, respectively, representing an increase of US$ 177,786 or 331.72%. The increase was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 176,203 during the three months ended September 30, 2019.

For the three months ended September 30, 2019 and 2018, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,589,930 and US$ 2,564,506, respectively, representing a slight increase of US$ 25,424 or 0.99%. The percentage of increase in cost of revenue was proportional to the percentage of the increase in sales.

For the three months ended September 30, 2019 and 2018, cost of revenue from sales of other agricultural products was US$ 2,573,112 and US$ 2,846,363, respectively, representing a decrease of US$ 273,251 or 9.60%. The decrease was mainly due to we sold less yew trees for the three months ended September 30, 2019, as compared to the same period in 2018. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$(165,985)	(10.12)%	$111,756	5.29%	$(277,741)	(248.52)%
Chinese medicinal herbal products	700,917	42.74%	724,057	34.30%	(23,140)	(3.20)%
Other agricultural products	1,104,963	67.38%	1,275,114	60.41%	(170,151)	(13.34)%
Total Amount	$1,639,895	100.00%	$2,110,927	100.00%	$(471,032)	(22.31)%

Gross profit from Luobuma product sales decreased by US$ 277,741 and gross profit contribution percentage decreased by 248.52% for the three months ended September 30, 2019 as compared to the same period in 2018. During the three months ended September 30, 2019, our negative gross profit was US$ 165,985, it was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 176,203. In addition, in order to reduce our old stocks, we sold some of our products below their original costs during the three months ended September 30, 2019.

Gross profit from sales of Chinese medicinal herbal products decreased slightly by US$ 23,140 or 3.20% for the three months ended September 30, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 170,151 or 13.34% for the three months ended September 30, 2019 as compared to the same period in 2018. As mentioned above, the decrease was mainly due to the decrease in sales volume of yew trees for the three months ended September 30, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,				Variance
	2019	%	2018	%	Amount	%
General and administrative expenses	$3,354,643	96.49%	$1,527,186	88.56%	$1,827,457	119.66%
Selling expenses	121,886	3.51%	197,335	11.44%	(75,449)	(38.23)%
Total Amount	$3,476,529	100.00%	$1,724,521	100.00%	$1,752,008	101.59%

General and Administrative Expenses

For the three months ended September 30, 2019, our general and administrative expenses were US$ 3,354,643, representing an increase of US$ 1,827,457 or 119.66%, as compared to the same period in 2018. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 1,121,216, an increase in staff salary due to issuance of restricted shares to the management as compensation of US$ 1,022,661, as well as an increased general and administrative expenses of US$ 130,259 for our newly established entity TNB. The increase was partially offset by the decreased offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement in the three months ended September 30, 2018.

Selling Expenses

For the three months ended September 30, 2019, our selling and distribution expenses were US$ 121,886, representing a decrease of US$ 75,449, or 38.23%, as compared to the same period in 2018. The decrease was mainly due to the decrease in advertising expenses of Tenet-Jove of US$ 59,095 as less advertising activities were carried out during the three months ended September 30, 2019 as compared to the same period of 2018.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 69,899 and US$ 143,135 from these equity method investments for the for the three months ended September 30, 2019 and 2018, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended September 30, 2019 and 2018, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2019, no income was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 292,439 in the same period in 2018. The management assessed the collectability of the accounts receivable due from Shaanxi Pharmaceutical Group, and determined that the collection could not be reasonably assured. As of September 30, 2019, provision for bad debt was amounted to US$ 1,077,694. Therefore, on a prudent basis, the management did not record any purchase rebate income during the three months ended September 30, 2019. Management will continue putting effort in collection of overdue account receivables from Shaanxi Pharmaceutical Group.

Interest Income (Expense), net

For the three months ended September 30, 2019, our other expense was US$ 9,754, representing an increase of US$ 62,323, or 118.55%, as compared to other income of US$ 52,569 in the same period in 2018. The increase in other expense was primarily due to loss from disposal of property and equipment of US$ 61,098 during the three months ended September 30, 2019.

Other Income

For the three months ended September 30, 2019, our other expense was US$ 9,754, representing an increase of US$ 62,323, or 118.55%, as compared to other income of US$ 52,569 in the same period in 2018. The increase in other expense was primarily due to loss from disposal of property and equipment of US$ 61,098 during the three months ended September 30, 2019.

Provision for Income Taxes

For the three months ended September 30, 2019 and 2018, the Company’s provision for income taxes decreased by US$ 223,566 or 102.19% to an income tax benefit of US$ 4,783 for the three months ended September 30, 2019 from an income tax provision of US$ 218,783 for the three months ended September 30, 2018. The decrease in provision for income taxes was mainly due to decreased taxable income of Ankang Longevity Group and increased deferred income tax benefit of Tenet-Jove and Tenet Huatai for the three months ended September 30, 2019.

Net Income

Our net loss was US$ 1,774,832 for three months ended September 30, 2019, an increase of US$ 2,422,824 or 373.90% from net income of US$ 647,992 for the three months ended September 30, 2018. The decrease in net income was primarily a result of the decrease in gross profit and purchase rebate income, and the increase in general and administrative expenses, offset by the decrease in provision for income taxes.

Comprehensive Income (loss)

The comprehensive loss was US$ 4,633,369 for the three months ended September 30, 2019, an increase of US$ 2,624,029 from comprehensive loss of US$ 2,009,340 for the three months ended September 30, 2018. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 4,609,009 for the three months ended September 30, 2019, compared to comprehensive loss attributable to the Company of US$ 1,987,712 for the three months ended September 30, 2018. The reason of the significant increase of comprehensive loss was due to the decrease in net income as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2019 and June 30, 2019, we do not engage in any foreign currency borrowings or loan contracts.

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

On September 5, 2019, we entered into a securities purchase agreement with select investors whereby the Company sold 2,798,792 shares of common stock at a purchase price of US$ 0.52 per share, for the net proceeds of approximately US$ 1.5 million.

Management believes that our current cash, cash flows from current and future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk

Working Capital

The following table provides the information about our working capital at September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
Current Assets	$58,852,207	$60,962,375
Current Liabilities	9,997,431	10,481,756
Working Capital	$48,854,776	$50,480,619

The working capital decreased by US$ 1,625,843 or 3.2% as of September 30, 2019 from June 30, 2019, primarily as a result of a decrease in advances to suppliers, partially offset by the increase in cash during the three months ended September 30, 2019. We believe that we currently have sufficient working capital to operate our business.

As of September 30, 2019 and June 30, 2019, the other major component of our working capital is accounts receivable. The accounts receivable as of September 30, 2019 were US$ 9,426,046, a decrease of approximately 2.7% from US$ 9,683,074 as of June 30, 2019, mainly due to the decreased revenue generated during the three months ended September 30, 2019.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of September 30, 2019 and June 30, 2019, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2019 and 2018, respectively:

	For the three months ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$2,145,875	$(496,015)
Net cash (used in) provided by investing activities	18,780	(220,047)
Net cash provided by (used in) financing activities	1,555,631	1,593,594
Effect of exchange rate changes on cash	(1,438,380)	(1,128,739)
Net (decrease) increase in cash	2,281,906	(251,207)
Cash, beginning of period	35,330,676	31,487,053
Cash, end of period	$37,612,582	$31,235,846

Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2019 was approximately US$ 2.1 million, consisting of net loss of US$ 1.8 million, bad debt expenses of US$ 1.3 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$ 3.0 million, partially offset by the increase in other receivables of US$ 0.9 million. Net cash used in operating activities during the three months ended September 30, 2018 was approximately US$ 0.5 million, consisting of net income of US$ 0.6 million, value of shares issued to IFG Fund for equity, we subsequently cancelled of US$ 0.4 million and net changes in our operating assets and liabilities, which mainly included a decrease in accounts payable of US$ 1.7 million and an increase in account receivables of US$ 1.0 million, partially offset by an increase in advances from customers of US$ 0.3 million.

Investing Activities

For the three months ended September 30, 2019, net cash provided by investing activities was approximately US$ 18,780 as compared to net cash used in investing activities of US$ 220,047 for the same period of 2018. The increase in net cash provided by investing activities was primarily due to the proceeds from disposal of property and equipment of US$ 79,387, partially offset by the decrease in advance of loans to third parties of US$ 164,501 for the three months ended September 30, 2019, as compared to the same period in 2018.

Financing Activities

For the three months ended September 30, 2019, net cash provided by financing activities amounted to US$ 1.6 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million, and proceeds from short-term loans of US$ 0.3 million, partially offset by the repayment of short-term loans of US$ 0.3 million. For the three months ended September 30, 2018, net cash provided by financing activities amounted to US$ 1.6 million, primarily due to the proceeds from issuance of common stock of US$ 1.6 million, and proceeds from short-term loans of US$ 0.3 million, partially offset by the repayment of short-term loans of US$ 0.3 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sale of equity securities during the three months ended September 30, 2019.

On September 3, 2019, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 2,798,792 of common stock at a purchase price of US$0.52 per share, for gross proceeds to the Company of approximately US$1,455,371 (the “2019 Offering”). After deducting the offering cost, the net proceeds the Company received was US$1,420,371. The 2019 Offering closed on September 3, 2019. The 2019 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder. The net proceeds of the 2019 Offering have been used for general corporate purposes, which include working capital, capital expenditures, and research and development expenditures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Number	Exhibit
10.1	Strategic Cooperation Agreement between Shineco, Inc. and Heilongjiang Harbin Beima Technology Development Co., Ltd

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350 of Title 18, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350 of Title 18, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: November 14, 2019	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)