Form 10-Q
period 2019-12-31
SHINECO, INC.
filed 2020-02-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of February 13, 2020, the registrant had 27,333,428 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$42,087,793	$35,330,676
Accounts receivable, net	9,689,266	9,683,074
Due from related parties	122,734	188,453
Inventories	2,618,043	2,215,559
Advances to suppliers, net	4,316,821	11,833,994
Other current assets	1,771,627	1,710,619
TOTAL CURRENT ASSETS	60,606,284	60,962,375

Property and equipment, net	9,949,225	10,667,730
Land use right, net of accumulated amortization	1,229,692	1,264,309
Investments	6,696,183	6,650,944
Distribution rights	1,059,128	1,074,736
Long-term deposit and other noncurrent assets	100,020	103,864
Right of use assets	3,105,286	-
Prepaid leases	-	2,857,344
Deferred tax assets	326,890	158,171
TOTAL ASSETS	$83,072,708	$83,739,473

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,722,159	$2,410,147
Accounts payable	155,456	220,119
Advances from customers	6,776	382,091
Due to related parties	495,555	234,500
Other payables and accrued expenses	3,884,148	3,893,027
Operating lease liabilities - current	411,280	-
Taxes payable	3,347,354	3,341,872
TOTAL CURRENT LIABILITIES	10,022,728	10,481,756

Income tax payable - noncurrent portion	625,603	625,603
Operating lease liabilities - non-current	3,132	-
TOTAL LIABILITIES	10,651,463	11,107,359

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 27,333,428 and 22,871,772 shares issued and outstanding at December 31, 2019 and June 30, 2019	27,333	22,872
Additional paid-in capital	27,277,758	24,759,356
Statutory reserve	4,198,107	4,198,107
Retained earnings	45,055,036	46,735,190
Accumulated other comprehensive loss	(5,279,389)	(4,184,024)
Total Stockholders’ equity of Shineco, Inc.	71,278,845	71,531,501
Non-controlling interest	1,142,400	1,100,613
TOTAL EQUITY	72,421,245	72,632,114

TOTAL LIABILITIES AND EQUITY	$83,072,708	$83,739,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2019	2018	2019	2018

REVENUE	$14,915,393	$15,971,013	$7,868,612	$8,381,932

COST OF REVENUE
Cost of product and services	10,882,848	11,421,721	5,488,425	5,957,257
Business and sales related tax	27,663	38,286	15,200	24,596
Total cost of revenue	10,910,511	11,460,007	5,503,625	5,981,853

GROSS PROFIT	4,004,882	4,511,006	2,364,987	2,400,079

OPERATING EXPENSES
General and administrative expenses	5,446,957	3,089,931	2,092,314	1,562,745
Selling expenses	195,155	487,181	73,269	289,846
Total operating expenses	5,642,112	3,577,112	2,165,583	1,852,591

INCOME (LOSS) FROM OPERATIONS	(1,637,230)	933,894	199,404	547,488

OTHER INCOME (EXPENSE)
Income from equity method investments	140,582	288,877	70,683	145,742
Purchase rebate income	-	517,626	-	225,187
Other income	38,457	104,299	48,211	51,730
Interest income (expense), net	(308)	(10,610)	2,818	(2,836)
Total other income	178,731	900,192	121,712	419,823

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,458,499)	1,834,086	321,116	967,311

PROVISION FOR INCOME TAXES	164,392	444,146	169,175	225,363

NET INCOME (LOSS)	(1,622,891)	1,389,940	151,941	741,948

Net income attributable to non-controlling interest	57,263	33,236	39,458	18,068

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(1,680,154)	$1,356,704	$112,483	$723,880

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(1,622,891)	$1,389,940	$151,941	$741,948
Other comprehensive gain (loss): foreign currency translation gain (loss)	(1,110,841)	(2,627,235)	1,747,696	30,097
Total comprehensive income (loss)	(2,733,732)	(1,237,295)	1,899,637	772,045
Less: comprehensive income (loss) attributable to non-controlling interest	41,787	(3,643)	66,147	17,985

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(2,775,519)	$(1,233,652)	$1,833,490	$754,060

Weighted average number of shares basic and diluted	25,760,163	22,079,624	27,333,428	22,871,772

Basic and diluted earnings (loss) per common share	$(0.07)	$0.06	$0.00	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2018	21,234,072	$21,234	$23,171,102	$4,085,819	$46,051,289	$(1,509,212)	$1,053,449	$72,873,681

Stock issuance	1,637,700	1,638	1,588,254	-	-	-	-	1,589,892
Net income for the year	-	-	-	-	1,356,704	-	33,236	1,389,940
Appropriation of statutory reserve	-	-	-	83,523	(83,523)	-	-	-
Foreign currency translation loss	-	-	-	-	-	(2,590,356)	(36,879)	(2,627,235)
Balance at December 31, 2018	22,871,772	$22,872	$24,759,356	$4,169,342	$47,324,470	$(4,099,568)	$1,049,806	$73,226,278

Balance at June 30, 2019	22,871,772	$22,872	$24,759,356	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	$72,632,114

Stock issuance	4,461,656	4,461	2,518,402	-	-	-	-	2,522,863
Net income (loss) for the year	-	-	-	-	(1,680,154)	-	57,263	(1,622,891)
Foreign currency translation loss	-	-	-	-	-	(1,095,365)	(15,476)	(1,110,841)
Balance at December 31, 2019	27,333,428	$27,333	$27,277,758	$4,198,107	$45,055,036	$(5,279,389)	$1,142,400	$72,421,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at September 30, 2018	22,871,772	$22,872	$24,759,356	$4,141,955	$46,627,977	$(4,129,748)	$1,030,360	$72,452,772

Net income for the year	-	-	-	-	723,880	-	18,068	741,948
Appropriation of statutory reserve	-	-	-	27,387	(27,387)	-	-	-
Foreign currency translation gain	-	-	-	-	-	30,180	1,378	31,558
Balance at December 31, 2018	22,871,772	$22,872	$24,759,356	$4,169,342	$47,324,470	$(4,099,568)	$1,049,806	$73,226,278

Balance at September 30, 2019	27,333,428	$27,333	$27,277,758	$4,198,107	$44,942,553	$(7,000,396)	$1,076,253	$70,521,608

Net income for the year	-	-	-	-	112,483	-	39,458	151,941
Foreign currency translation gain	-	-	-	-	-	1,721,007	26,689	1,747,696
Balance at December 31, 2019	27,333,428	$27,333	$27,277,758	$4,198,107	$45,055,036	$(5,279,389)	$1,142,400	$72,421,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,622,891)	$1,389,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	664,380	326,844
Loss from disposal of property and equipment	59,974	-
Provision for doubtful accounts	2,556,565	964,614
Provision for (Reversal of) inventory reserve	173,948	(38,002)
Deferred tax benefit	(169,510)	(23,903)
Income from equity method investments	(140,582)	(288,877)
Value of shares issued to IFG Fund for equity, we subsequently cancelled	-	434,000
Restricted shares issued for management	1,022,661	-

Changes in operating assets and liabilities:
Accounts receivable	(650,613)	3,486,213
Advances to suppliers	5,305,586	(2,469,378)
Inventories	(604,780)	(55,295)
Other receivables	(740,709)	369,576
Prepaid expense and other assets	429,782	283,428
Due from related parties	62,427	-
Right of use assets	(102,123)	-
Prepaid leases	-	229,594
Accounts payable	(60,925)	(1,305,922)
Advances from customers	(366,510)	(10,058)
Other payables	256,188	584,425
Taxes payable	40,610	239,007
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,113,478	4,116,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,494)	(87,750)
Proceeds from disposal of property and equipment	79,233	-
Payment for construction in progress	-	(41,439)
Advances of loans to third parties	(56,857)	(396,388)
Loan advances to related party	-	249,362
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,882	(276,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	284,499	988,724
Repayment of short-term loans	(924,621)	(1,080,811)
Repayment of other short-term loans	(7,112)	-
Proceeds from issuance of common stock	1,500,203	1,589,892
Proceeds from (repayments of) advances from related parties	262,132	(7,824)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,115,101	1,489,981

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(492,344)	(1,156,716)

NET INCREASE IN CASH	6,757,117	4,173,256

CASH - Beginning of the Period	35,330,676	31,487,053

CASH - End of the Period	$42,087,793	$35,660,309

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$139,906	$339,607
Cash paid for interest	$58,266	$58,544

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$413,009	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2019, which was filed on September 27, 2019.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2019	June 30, 2019

Current assets	$57,539,496	$57,328,097
Plant and equipment, net	8,562,202	8,965,671
Other non-current assets	11,382,612	11,028,775
Total assets	77,484,310	77,322,543
Total liabilities	(5,301,117)	(6,090,955)
Net assets	$72,183,193	$71,231,588

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2019 and June 30, 2019, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2019 and June 30, 2019, the allowance for doubtful accounts was US$ 4,769,928 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2019 and June 30, 2019, the Company had an allowance for uncollectible advances to suppliers of US$ 2,417,959 and US$ 431,646, respectively.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$ 0.4 million, with corresponding ROU assets of US$ 3.2 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the six and three months ended December 31, 2019 and 2018, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at December 31, 2019 and June 30, 2019. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at December 31, 2019, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of December 31, 2019, the tax years ended December 31, 2014 through December 31, 2019 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a Value-Added Tax (“VAT”). Before May 1, 2018, all of the Company’s products that were sold in the PRC were subject to a Chinese value-added tax at a rate of 17% of the gross sales price. After May 1, 2018, the Company subject a tax rate of 16%, and after April 1, 2019, the tax rate was further reduced to 13% based on the new Chinese tax law. This VAT may be offset by VAT paid by the Company is on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying unaudited condensed consolidated financial statements.

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

The balance sheet amounts, with the exception of equity, at December 31, 2019 and June 30, 2019 were translated at 1 RMB to 0.1435 USD and at 1 RMB to 0.1456 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2019 and 2018 were at 1 RMB to 0.1422 USD and at 1 RMB to 0.1454 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2019 and 2018 were at 1 RMB to 0.1420 USD and at 1 RMB to 0.1446 USD, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2019 and 2018.

New Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, policies for timing of transfers between different levels for fair value measurements, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company expects that the adoption of this ASU will not have a material impact on its financial statements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (ASU 2018-15), to align the requirements for capitalizing implementation costs in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs relating to internal-use software. The update requires entities in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset and which costs to expense. ASU 2018-15 is effective for the Corporation on January 1, 2020 and may be applied using either the retrospective or prospective approach. Early adoption is permitted. The Company expects that the adoption of this ASU will have a material impact on its financial statements.

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

In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The guidance identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For entities that have adopted the amendments in Update 2018-07, the updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The specific areas of potential simplification in this Update were submitted by stakeholders as part of the Simplification Initiative. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s condensed unaudited consolidated financial statements.

NOTE 3 - INVENTORIES

The inventories consist of the following:

	December 31, 2019	June 30, 2019

Raw materials	$609,963	$974,639
Work-in-process	1,177,110	651,769
Finished goods	1,936,918	1,533,318
Less: inventory reserve	(1,105,948)	(944,167)
Total	$2,618,043	$2,215,559

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2019	June 30, 2019

Buildings	$11,693,729	$11,994,407
Building improvements	-	79,628
Machinery and equipment	873,174	930,109
Motor vehicles	47,320	81,541
Construction in progress	-	78,407
Office equipment	235,834	219,605
Farmland leasehold improvements	3,017,935	3,062,410
	15,867,992	16,446,107
Less: accumulated depreciation and amortization	(5,918,767)	(5,778,377)
Property and equipment, net	$9,949,225	$10,667,730

Depreciation and amortization expense charged to operations was US$ 419,958 and US$ 307,772 for the six months ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense charged to operations was US$ 241,743 and US$ 120,920 for the three months ended December 31, 2019 and 2018, respectively.

Farmland leasehold improvements consist of following:

	December 31, 2019	June 30, 2019

Blueberry farmland leasehold improvements	$2,318,512	$2,352,679
Yew tree planting base reconstruction	259,759	263,587
Greenhouse renovation	439,664	446,144
Total farmland leasehold improvements	$3,017,935	$3,062,410

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

	December 31, 2019	June 30, 2019

Land use rights	$1,596,295	$1,619,820
Less: accumulated amortization	(366,603)	(355,511)
Land use rights, net	$1,229,692	$1,264,309

For the six months ended December 31, 2019 and 2018, the Company recognized amortization expense of US$ 18,427 and US$ 19,072, respectively. For the three months ended December 31, 2019 and 2018, the Company recognized amortization expense of US$ 9,213 and US$ 9,434, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending December 31:

2020	$31,926
2021	31,926
2022	31,926
2023	31,926
2024	31,926
Thereafter	1,070,062
Total	$1,229,692

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of December 31, 2019, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,059,128).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 140,582 and US$ 288,877 for the six months ended December 31, 2019 and 2018, respectively and recorded income of US$ 70,683 and US$ 145,742 for the three months ended December 31, 2019 and 2018, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income and comprehensive income (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2019 and 2018, a total of US$ Nil and US$ 517,626 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively. For the three months ended December 31, 2019, total income of US$ Nil was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 225,187 in the same period in 2018.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the six and three months ended December 31, 2019 and 2018, the Company did not record investment income from this investment.

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

The Company’s investments in unconsolidated entities consist of the following:

	December 31, 2019	June 30, 2019

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,774,388	$3,717,277
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	840,853	822,058
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,080,942	2,111,609
Total	$6,696,183	$6,650,944

Summarized financial information of unconsolidated entities is as follows:

	December 31, 2019	June 30, 2019

Current assets	$38,714,700	$35,675,858
Noncurrent assets	220,420	241,580
Current liabilities	29,531,039	26,668,485

	For the six months ended December 31,
	2019	2018

Net sales	$16,283,932	$16,306,851
Gross profit	1,674,366	2,020,501
Income from operations	287,432	665,455
Net income	286,902	589,545

NOTE 8 - LEASES

Effective July 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $3,587,788 and $450,123, respectively, as of July 1, 2019 with no impact on accumulated deficit. Financial position for reporting periods beginning on or after July 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

December 31, 2019
Rights of use lease assets	$3,105,286
-
Operating lease liabilities – current	$411,280
Operating lease liabilities – non-current	3,132
Total operating lease liabilities	$414,412

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2019:

December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.74
Weighted average discount rate	5.0%

Rent expense totaled US$ 201,328 and US$ 295,460 for the six months ended December 31, 2019 and 2018, respectively. Rent expense totaled US$ 109,003 and US$ 136,109 for the three months ended December 31, 2019 and 2018, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

2020	$735,163
2021	310,101
2022	209,689
2023	209,163
2024	209,163
Thereafter	1,439,177
Total lease payments	3,112,456
Less: imputed interest	(7,170)
Less: prepayments	(2,690,874)
Present value of lease liabilities	$414,412

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	December 31, 2019	Maturity Date	Int. Rate/Year
Agricultural Bank of China-c	1,435,132	2020-2-25	5.66%
Agricultural Bank of China-c	287,027	2020-8-26	5.60%
Total	$1,722,159

Lender	June 30, 2019	Maturity Date		Int. Rate/Year
MY Bank-a	7,282	2019-8-29	*	15.80%
Agricultural Bank of China-b	291,256	2019-8-12	*	5.66%
Agricultural Bank of China-b	655,327	2019-11-13		3.92%
Agricultural Bank of China-c	1,456,282	2020-2-25		5.66%
Total	$2,410,147

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 58,266 and US$ 58,544 for the six months ended December 31, 2019 and 2018, respectively. The annual weighted average interest rates are 5.32% and 5.74% for the six months ended December 31, 2019 and 2018, respectively.

The Company recorded interest expense of US$ 27,989 and US$ 27,172 for the three months ended December 31, 2019 and 2018, respectively. The annual weighted average interest rates are 5.52% and 5.77% for the three months ended December 31, 2019 and 2018, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	26,635
Inventory	57,275
Other current assets	182,056
Distribution rights	1,059,128
Property, plant and equipment	13,865
Advance from customers	(77,127)
Tax payable	(16,648)
Deferred tax liabilities	(264,782)
Salary payable	(24,755)
Accrued liabilities and other current liabilities	(980,277)
Non-controlling interest	1,406
Goodwill	2,010,649
Total purchase price for acquisition, net of US$ 21,761 of cash	$1,987,425

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,059,128	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the six months ended December 31, 2019.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of December 31, 2019 and June 30, 2019, the outstanding amounts due from related parties consist of the following:

	December 31, 2019	June 30, 2019

Yang Bin	$43,054	$43,688
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	21,556	21,873
Beijing Shengguang Tianyi Clothing Co., Ltd (b.)	-	63,911
Wang Qiwei	58,124	58,981
	$122,734	$188,453

a.	This Company is wholly owned by one of the Company’s senior management.
b.	This Company is wholly owned by one of the Company’s shareholders.

DUE TO RELATED PARTIES

As of December 31, 2019 and June 30, 2019, the Company had related party payables of US$ 495,555 and US$ 234,500, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	December 31, 2019	June 30, 2019

Wu Yang	$91,920	$93,275
Wang Sai	8,611	8,738
Chen Jiping	-	989
Zhang Yuying	-	2,913
Zhou Guocong	11,481	-
Li Baolin	215,270	-
Zhao Min	168,273	128,585
	$495,555	$234,500

SALES TO RELATED PARTIES

For the six and three months ended December 31, 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 1,545,849 and US$ 750,301, respectively. For the six and three months ended December 31, 2018, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of US$ 1,801,787 and US$ 998,877, respectively. As of December 31, 2019 and June 30, 2019, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 2,054,466 and US$ 2,706,111, respectively.

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

i)	The components of the income tax expense (benefit) are as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2019	2018	2019	2019
Current income tax provision	$333,902	$468,049	$193,061	$250,893
Deferred income tax benefit	(169,510)	(23,903)	(23,886)	(25,530)
Total	$164,392	$444,146	$169,175	$225,363

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	December 31, 2019	June 30, 2019
Deferred tax assets:
Allowance for doubtful accounts	$322,480	$197,962
Inventory reserve	269,192	228,893
Net operating loss carry-forwards	512,124	519,671
Total	1,103,796	946,526
Valuation allowance	(512,124)	(519,671)
Total deferred tax assets	591,672	426,855
Deferred tax liability:
Distribution rights	(264,782)	(268,684)
Total deferred tax liability	(264,782)	(268,684)
Deferred tax assets, net	$326,890	$158,171

Movement of the valuation allowance:

	December 31, 2019	June 30, 2018

Beginning balance	$519,671	$539,061
Current year addition	-	-
Exchange difference	(7,547)	(19,390)
Ending balance	$512,124	$519,671

(b) Value Added Tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% before May 1, 2018 for products sold in the PRC and decreased to 16% thereafter, and after April 1, 2019, the tax rate was further reduced to 13% based on the new Chinese tax law. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under commercial practice in the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2019 and 2018.

(c) Taxes Payable

Taxes payable consists of the following:

	December 31, 2019	June 30, 2019

Income tax payable	$3,422,879	$3,425,080
Value added tax payable	542,600	536,486
Business tax and other taxes payable	7,478	5,909
Total	3,972,957	3,967,475
Less: current portion	3,347,354	3,341,872
Income tax payable - noncurrent portion	$625,603	$625,603

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of December 31, 2019 and June 30, 2019, the balance of the required statutory reserves was US$ 4,198,107 and US$ 4,198,107, respectively.

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with IFG Opportunity Fund LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 worth of shares of common stock. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 200,000 shares of the Company’s Common Stock (the “Commitment Shares”) to IFG Fund. The Purchase Shares are being offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of Purchase Shares shall not exceed 4,000,000. On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the six months ended September 30, 2018.

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

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of simple agreement for future tokens. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The minimum target amount in this private placement is $1,000,000. Once Shineco raises $1,000,000, investors will have the option to convert smart contracts that represent preferred stock into Shinceo’s common stock. For this, smart contracts that shall be convertible into common stock at the following ratio of 20:1. If Shineco raises $1,000,000 in this private placement, then up to 500,000 shares of common stock will be issued pursuant to the following calculation if the smart contract holders choose to convert their smart contracts that represent preferred stock into Shinceo’s common stock:

1. Each smart contract is $ 0.1;

2. $1,000,000 can get 10,000,000 smart contracts. ($1,000,000 divided by 0.1 equals to 10,000,000 smart contracts.)

3. The conversion ratio of smart contracts to common stock is 20:1

4. Therefore,-10,000,000-smart-contracts-divided by 20 -equals-500,000-common stock.

Shineco plans to issue no more than 4,000,000 shares in connection with this transaction, specifically for the exchange of smart contracts.

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

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 42,070,119 and US$ 35,311,106 as of December 31, 2019 and June 30, 2019, respectively.

During the six months ended December 31, 2019 and 2018, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2019, four customers accounted for approximately 13%, 11%, 10% and 10% of the Company’s total sales, respectively. For the three months ended December 31, 2019, four customers accounted for approximately 12%, 10%, 10% and 10% of the Company’s total sales, respectively. At December 31, 2019, five customers accounted for approximately 70% of the Company’s accounts receivable.

For the six months ended December 31, 2018, five customers accounted for approximately 14%, 11%, 11%, 11% and 11% of the Company’s total sales, respectively. For the three months ended December 31, 2018, two customers accounted for approximately 15% and 12% of the Company’s total sales, respectively.

For the six months ended December 31, 2019, two vendors accounted for approximately 41% and 14% of the Company’s total purchases, respectively. For the six months ended December 31, 2018, three vendors accounted for approximately 45%, 15% and 10% of the Company’s total purchases, respectively.

For the three months ended December 31, 2019, two vendor accounted for approximately 45% and 13% of the Company’s total purchases, respectively. For the three months ended December 31, 2018, one vendor accounted for approximately 28% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

The Company sublets the above-mentioned farmland to a third party under a non-cancelable operating lease agreement through May 31, 2020. The future minimum sublease rental income to be received is as follows:

Twelve months ending December 31:

2020	$85,350
Total	$85,350

Sublease rental income totaled US$ 102,420 and US$ 104,688 for the six months ended December 31, 2019 and 2018, respectively.

Sublease rental income totaled US$ 51,111 and US$ 51,784 for the three months ended December 31, 2019 and 2018, respectively.

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

The following table presents summarized information by segment for the six months ended December 31, 2019:

	For the six months ended December 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$138,759	$6,839,600	$7,937,034	$14,915,393
Cost of revenue and related business and sales tax	269,157	5,227,120	5,414,234	10,910,511
Gross profit	(130,398)	1,612,480	2,522,800	4,004,882
Gross profit %	(94.0)%	23.6%	31.8%	26.9%

The following table presents summarized information by segment for the six months ended December 31, 2018:

	For the six months ended December 31, 2018
	Bluish	Herbal	Other agricultural
	dogbane	products	products	Total
Segment revenue	$510,724	$6,797,904	$8,662,385	$15,971,013
Cost of revenue and related business and sales tax	221,786	5,154,956	6,083,265	11,460,007
Gross profit	288,938	1,642,948	2,579,120	4,511,006
Gross profit %	56.6%	24.2%	29.8%	28.2%

The following table presents summarized information by segment for the three months ended December 31, 2019:

	For the three months ended December 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$73,240	$3,539,279	$4,256,093	$7,868,612
Cost of revenue and related business and sales tax	37,653	2,627,716	2,838,256	5,503,625
Gross profit	35,587	911,563	1,417,837	2,364,987
Gross profit %	48.6%	25.8%	33.3%	30.1%

The following table presents summarized information by segment for the three months ended December 31, 2018:

	For the three months ended December 31, 2018
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$344,539	$3,499,581	$4,537,812	$8,381,932
Cost of revenue and related business and sales tax	167,357	2,580,690	3,233,806	5,981,853
Gross profit	177,182	918,891	1,304,006	2,400,079
Gross profit %	51.4%	26.3%	28.7%	28.6%

Total Assets as of

	December 31, 2019	June 30, 2019

Luobuma products	$4,971,200	$6,268,974
Herbal products	46,125,282	45,095,019
Other agricultural products	31,976,226	32,375,480
	$83,072,708	$83,739,473

NOTE 17 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February XX, 2019, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

The following discussion and analysis of the results of our operations and financial condition for six months and three months ended December 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2019 and 2018, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Financing Activities

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, the Company had  the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 of shares of Common Stock and an additional 200,000 shares of Common Stock (the “Commitment Shares”) as consideration for IFG to enter into the Purchase Agreement. The Company and IFG Fund, on January 23, 2018, entered into a Registration Rights Agreement for certain registration rights in connection with the Purchase Agreement (the “Registration Rights Agreement”). The IFG Fund offering was made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 (the “Prospectus Supplement”) and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711) (the “Registration Statement”). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 200,000 commitment shares which were valued at US$ 434,000 and written off during the six months ended September 30, 2018.

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

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of simple agreement for future tokens. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The minimum target amount in this private placement is $1,000,000. Once Shineco raises $1,000,000, investors will have the option to convert smart contracts that represent preferred stock into Shinceo’s common stock. For this, smart contracts that shall be convertible into common stock at the following ratio of 20:1. If Shineco raises $1,000,000 in this private placement, then up to 500,000 shares of common stock will be issued pursuant to the following calculation if the smart contract holders choose to convert their smart contracts that represent preferred stock into Shinceo’s common stock:

1. Each smart contract is $ 0.1;

2. $1,000,000 can get 10,000,000 smart contracts. ($1,000,000 divided by 0.1 equals to 10,000,000 smart contracts.)

3. The conversion ratio of smart contracts to common stock is 20:1

4. Therefore,-10,000,000-smart-contracts-divided by 20 -equals-500,000-common stock.

Shineco plans to issue no more than 4,000,000 shares in connection with this transaction, specifically for the exchange of smart contracts.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2019 and June 30, 2019, the allowance for doubtful accounts was US$ 4,769,928 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Results of Operations for the Six Months Ended December 31, 2019 and 2018

Overview

The following table summarizes our results of operations for the six months ended December 31, 2019 and 2018:

	Six Months Ended December 31,		Variance
	2019	2018	Amount	%
Revenue	$14,915,393	$15,971,013	$(1,055,620)	(6.61)%
Cost of revenue	10,910,511	11,460,007	(549,496)	(4.79)%
Gross profit	4,004,882	4,511,006	(506,124)	(11.22)%
General and administrative expenses	5,446,957	3,089,931	2,357,026	76.28%
Selling expenses	195,155	487,181	(292,026)	(59.94)%
Income (loss) from operations	(1,637,230)	933,894	(2,571,124)	(275.31)%
Income from equity method investments	140,582	288,877	(148,295)	(51.33)%
Purchase rebate income	-	517,626	(517,626)	(100.00)%
Other income	38,457	104,299	(65,842)	(63.13)%
Interest expense, net	(308)	(10,610)	10,302	(97.10)%
Income (loss) before income tax provision	(1,458,499)	1,834,086	(3,292,585)	(179.52)%
Provision for income taxes	164,392	444,146	(279,754)	(62.99)%
Net income (expense)	$(1,622,891)	$1,389,940	$(3,012,831)	(216.76)%
Comprehensive loss attributable to Shineco Inc.	$(2,775,519)	$(1,233,652)	$(1,541,867)	124.98

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the six months ended December 31, 2019 and 2018, respectively:

	Six Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$138,759	0.93%	$510,724	3.20%	$(371,965)	(72.83)%
Chinese medicinal herbal products	6,839,600	45.86%	6,797,904	42.56%	41,696	0.61%
Other agricultural products	7,937,034	53.21%	8,662,385	54.24%	(725,351)	(8.37)%
Total Amount	$14,915,393	100.00%	$15,971,013	100.00%	$(1,055,620)	(6.61)%

For the six months ended December 31, 2019 and 2018, revenue from sales of Luobuma products was US$ 138,759 and US$ 510,724, respectively, which represented a decrease of US$ 371,965 or 72.83%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove of US$ 302,703. Since the beginning of the year, we did not launch new products, and we mainly focused on clearing off our old stocks, as a result, sales decreased during the six months ended December 31, 2019 as compared to the same period of 2018.

For the six months ended December 31, 2019 and 2018, revenue from sales of Chinese medicinal herbal products was US$ 6,839,600 and US$ 6,797,904, respectively, representing a slight increase of US$ 41,696 or 0.61%. The sales of Chinese medicinal herbal products were comparatively stable during the six months ended December 31, 2019 as compared to the same period in 2018.

For the six months ended December 31, 2019 and 2018, revenue from sales of other agricultural products was US$ 7,937,034 and US$ 8,662,385, respectively, representing a decrease of US$ 725,351 or 8.37%. The decrease was mainly due to the decrease in revenue generated from logistics services as less service orders were received from our customers during the six months ended December 31, 2019 as compared to the same period in 2018.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the six months ended December 31, 2019 and 2018, respectively:

	Six Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$268,836	2.46%	$218,784	1.92%	$50,052	22.88%
Chinese medicinal herbal products	5,203,807	47.70%	5,129,906	44.76%	73,901	1.44%
Other agricultural products	5,410,205	49.59%	6,073,031	52.99%	(662,826)	(10.91)%
Business and sales related tax	27,663	0.25%	38,286	0.33%	(10,623)	(27.75)%
Total Amount	$10,910,511	100.00%	$11,460,007	100.00%	$(549,496)	(4.79)%

For the six months ended December 31, 2019 and 2018, cost of revenue from sales of our Luobuma products was US$ 268,836 and US$ 218,784, respectively, representing an increase of US$ 50,052 or 22.88%. The increase was mainly due to the increased allowance we accrued for our slow-moving inventories, and the increase was partially offset by the decrease in cost of revenue as we sold less products during the six months ended December 31, 2019.

For the six months ended December 31, 2019 and 2018, cost of revenue from sales of Chinese medicinal herbal products was US$ 5,203,807 and US$ 5,129,906, respectively, representing a slight increase of US$ 73,901 or 1.44%. The percentage of increase in cost of revenue was proportional to the percentage of the increase in sales.

For the six months ended December 31, 2019 and 2018, cost of revenue from sales of other agricultural products was US$ 5,410,205 and US$ 6,073,031, respectively, representing a decrease of US$ 662,826 or 10.91%. The decrease was mainly due to less logistics services we provided during the six months ended December 31, 2019, as compared to the same period in 2018. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the six months ended December 31, 2019 and 2018, respectively:

	Six Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$(130,398)	(3.25)%	$288,938	6.41%	$(419,336)	(145.13)%
Chinese medicinal herbal products	1,612,480	40.26%	1,642,948	36.42%	(30,468)	(1.85)%
Other agricultural products	2,522,800	62.99%	2,579,120	57.17%	(56,320)	(2.18)%
Total Amount	$4,004,882	100.00%	$4,511,006	100.00%	$(506,124)	(11.22)%

Gross profit from Luobuma product sales decreased by US$ 419,336 and gross profit contribution percentage decreased by 145.13% for the six months ended December 31, 2019 as compared to the same period in 2018. During the six months ended December 31, 2019, our negative gross profit was US$ 130,398, it was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 173,948. In addition, in order to reduce our old stocks, we sold some of our products below their original costs during the six months ended December 31, 2019.

Gross profit from sales of Chinese medicinal herbal products decreased slightly by US$ 30,468 or 1.85% for the six months ended December 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 56,320 or 2.18% for the six months ended December 31, 2019 as compared to the same period in 2018. As mentioned above, the decrease was mainly due to less logistics services we provided during the six months ended December 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2019 and 2018, respectively:

	Six Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
General and administrative expenses	$5,446,957	96.54%	$3,089,931	86.38%	$2,357,026	76.28%
Selling expenses	195,155	3.46%	487,181	13.62%	(292,026)	(59.94)%
Total Amount	$5,642,112	100.00%	$3,577,112	100.00%	$2,065,000	57.73%

General and Administrative Expenses

For the six months ended December 31, 2019, our general and administrative expenses were US$ 5,446,957, representing an increase of US$ 2,357,026 or 76.28%, as compared to the same period in 2018. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 1,591,951, an increase in staff salary due to issuance of restricted shares to the management as compensation of US$ 1,022,661, as well as an increased general and administrative expenses of US$ 149,324 for our newly established entity TNB. The increase was partially offset by the decreased offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement in the six months ended December 31, 2018.

Selling Expenses

For the six months ended December 31, 2019, our selling and distribution expenses were US$ 195,155, representing a decrease of US$ 292,026, or 59.94%, as compared to the same period in 2018. The decrease was mainly due to the decrease in advertising expenses of Tenet-Jove of US$ 205,717 as less advertising activities were carried out during the six months ended December 31, 2019 as compared to the same period of 2018. The decrease was also due to the decrease in salary expenses of US$ 57,167 as a result of reduced number of staff during the six months ended December 31, 2019.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 140,582 and US$ 288,877 from these equity method investments for the for the six months ended December 31, 2019 and 2018, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the six months ended December 31, 2019 and 2018, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six months ended December 31, 2019, no income was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 517,626 in the same period in 2018. The management assessed the collectability of the accounts receivable due from Shaanxi Pharmaceutical Group, and determined that the collection could not be reasonably assured. As of December 31, 2019, provision for bad debt was amounted to US$ 1,205,325. Therefore, on a prudent basis, the management did not record any purchase rebate income during the six months ended December 31, 2019. Management will continue putting effort in collection of overdue account receivables from Shaanxi Pharmaceutical Group.

Other Income

For the six months ended December 31, 2019, our other income was US$ 38,457, representing a decrease of US$ 65,842, or 63.13%, as compared to other income of US$ 104,299 in the same period in 2018. The decrease in other income was primarily due to loss from disposal of property and equipment of US$ 62,397 during the six months ended December 31, 2019.

Provision for Income Taxes

For the six months ended December 31, 2019 and 2018, the Company’s provision for income taxes decreased by US$ 279,754 or 62.99% to US$ 164,392 for the six months ended December 31, 2019 from US$ 444,146 for the six months ended December 31, 2018. The decrease in provision for income taxes was mainly due to decreased taxable income of Ankang Longevity Group and increased deferred income tax benefit of Tenet-Jove and Tenet Huatai for the six months ended December 31, 2019.

Net Income (Loss)

Our net loss was US$ 1,622,891 for six months ended December 31, 2019, an increase of US$ 3,012,831 or 216.76% from net income of US$ 1,389,940 for the six months ended December 31, 2018. The decrease in net income was primarily a result of the decrease in gross profit and purchase rebate income, and the increase in general and administrative expenses, offset by the decrease in selling expenses and provision for income taxes.

Comprehensive Loss

The comprehensive loss was US$ 2,733,732 for the six months ended December 31, 2019, an increase of US$ 1,496,437 from comprehensive loss of US$ 1,237,295 for the six months ended December 31, 2018. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 2,775,519 for the six months ended December 31, 2019, compared to comprehensive loss attributable to the Company of US$ 1,233,652 for the six months ended December 31, 2018. The reason of the significant increase of comprehensive loss was due to the decrease in net income as mentioned above.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Overview

The following table summarizes our results of operations for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Variance
	2019	2018	Amount	%
Revenue	$7,868,612	$8,381,932	$(513,320)	(6.12)%
Cost of revenue	5,503,625	5,981,853	(478,228)	(7.99)%
Gross profit	2,364,987	2,400,079	(35,092)	(1.46)%
General and administrative expenses	2,092,314	1,562,745	529,569	33.89%
Selling expenses	73,269	289,846	(216,577)	(74.72)%
Income from operations	199,404	547,488	(348,084)	(63.58)%
Income from equity method investments	70,683	145,742	(75,059)	(51.50)%
Purchase rebate income	-	225,187	(225,187)	(100.00)%
Other income	48,211	51,730	(3,519)	(6.80)%
Interest income (expense), net	2,818	(2,836)	5,654	(199.37)%
Income before income tax provision	321,116	967,311	(646,195)	(66.80)%
Provision for income taxes	169,175	225,363	(56,188)	(24.93)%
Net income	$151,941	$741,948	$(590,007)	(79.52)%
Comprehensive income attributable to Shineco Inc.	$1,833,490	$754,060	$1,079,430	143.15%

Revenue

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$73,240	0.93%	$344,539	4.10%	$(271,299)	(78.74)%
Chinese medicinal herbal products	3,539,279	44.98%	3,499,581	41.75%	39,698	1.13%
Other agricultural products	4,256,093	54.09%	4,537,812	54.15%	(281,719)	(6.21)%
Total Amount	$7,868,612	100.00%	$8,381,932	100.00%	$(513,320)	(6.12)%

For the three months ended December 31, 2019 and 2018, revenue from sales of Luobuma products was US$ 73,240 and US$ 344,539 respectively, which represented a decrease of US$ 271,299 or 78.74%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove of US$ 221,086. Since the beginning of the year, we did not launch new products, and we mainly focused on clearing off our old stocks, as a result, sales decreased during the three months ended December 31, 2019 as compared to the same period of 2018.

For the three months ended December 31, 2019 and 2018, revenue from sales of Chinese medicinal herbal products was US$ 3,539,279 and US$ 3,499,581, respectively, representing a slight increase of US$ 39,698 or 1.13%. The sales of Chinese medicinal herbal products were comparatively stable during the three months ended December 31, 2019 as compared to the same period in 2018.

For the three months ended December 31, 2019 and 2018, revenue from sales of other agricultural products was US$ 4,256,093 and US$ 4,537,812, respectively, representing a decrease of US$ 281,719 or 6.21%. The decrease was mainly due to the decrease in revenue generated from logistics services as less service orders were received from our customers during the three months ended December 31, 2019 as compared to the same period in 2018.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$37,455	0.67%	$165,189	2.76%	$(127,734)	(77.33)%
Chinese medicinal herbal products	2,613,877	47.49%	2,565,400	42.89%	48,477	1.89%
Other agricultural products	2,837,093	51.55%	3,226,668	53.94%	(389,575)	(12.07)%
Business and sales related tax	15,200	0.29%	24,596	0.41%	(9,396)	(38.20)%
Total Amount	$5,503,625	100.00%	$5,981,853	100.00%	$(478,228)	(7.99)%

For the three months ended December 31, 2019 and 2018, cost of revenue from sales of our Luobuma products was US$ 37,455 and US$ 165,189, respectively, representing a decrease of US$ 127,734 or 77.33%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the three months ended December 31, 2019 and 2018, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,613,877 and US$ 2,565,400, respectively, representing a slight increase of US$ 48,477 or 1.89%. The percentage of increase in cost of revenue was proportional to the percentage of the increase in sales.

For the three months ended December 31, 2019 and 2018, cost of revenue from sales of other agricultural products was US$ 2,837,093 and US$ 3,226,668, respectively, representing a decrease of US$ 389,575 or 12.07%. The decrease was mainly due to less logistics services we provided during the three months ended December 31, 2019, as compared to the same period in 2018. The decrease was also due to less labor costs incurred, as we reduced the number of employees in order to save costs during the three months ended December 31, 2019.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
Luobuma products	$35,587	1.51%	$177,182	7.38%	$(141,595)	(79.92)%
Chinese medicinal herbal products	911,563	38.54%	918,891	38.29%	(7,328)	(0.80)%
Other agricultural products	1,417,837	59.95%	1,304,006	54.33%	113,831	8.73%
Total Amount	$2,364,987	100.00%	$2,400,079	100.00%	$(35,092)	(1.46)%

Gross profit from Luobuma product sales decreased by US$ 141,595 and gross profit contribution percentage decreased by 79.92% for the three months ended December 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of Chinese medicinal herbal products decreased slightly by US$ 7,328 or 0.80% for the three months ended December 31, 2019 as compared to the same period in 2018. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products increased by US$ 113,831 or 8.73% for the three months ended December 31, 2019 as compared to the same period in 2018. As mentioned above, the increase was mainly due to less labor costs incurred. Due to less logistics services orders received from our customers, we reduced the number of employees in order to save costs, as a result, gross profit from sales of other agricultural products increased during the three months ended December 31, 2019.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,				Variance
	2019	%	2018	%	Amount	%
General and administrative expenses	$2,092,314	96.62%	$1,562,745	84.35%	$529,569	33.89%
Selling expenses	73,269	3.38%	289,846	15.65%	(216,577)	(74.72)%
Total Amount	$2,165,583	100.00%	$1,852,591	100.00%	$312,992	16.89%

General and Administrative Expenses

For the three months ended December 31, 2019, our general and administrative expenses were US$ 2,092,314, representing an increase of US$ 529,569 or 33.89%, as compared to the same period in 2018. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 470,735 during the three months ended December 31, 2019.

Selling Expenses

For the three months ended December 31, 2019, our selling and distribution expenses were US$ 73,269, representing a decrease of US$ 216,577, or 74.72%, as compared to the same period in 2018. The decrease was mainly due to the decrease in advertising expenses of Tenet-Jove of US$ 146,622 as less advertising activities were carried out during the three months ended December 31, 2019 as compared to the same period of 2018. The decrease was also due to the decrease in salary expenses of US$ 25,404 as a result of reduced number of staff during the three months ended December 31, 2019.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 70,683 and US$ 145,742 from these equity method investments for the for the three months ended December 31, 2019 and 2018, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended December 31, 2019 and 2018, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended December 31, 2019, no income was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 225,187 in the same period in 2018. The management assessed the collectability of the accounts receivable due from Shaanxi Pharmaceutical Group, and determined that the collection could not be reasonably assured. As of December 31, 2019, provision for bad debt was amounted to US$ 1,205,325. Therefore, on a prudent basis, the management did not record any purchase rebate income during the three months ended December 31, 2019. Management will continue putting effort in collection of overdue account receivables from Shaanxi Pharmaceutical Group.

Provision for Income Taxes

For the three months ended December 31, 2019 and 2018, the Company’s provision for income taxes decreased by US$ 56,188 or 24.93% to US$ 169,175 for the three months ended December 31, 2019 from US$ 225,363 for the three months ended December 31, 2018. The decrease in provision for income taxes was mainly due to decreased taxable income of Ankang Longevity Group.

Net Income

Our net income was US$ 151,941 for three months ended December 31, 2019, a decreased by US$ 590,007 or 79.52% from net income of US$ 741,948 for the three months ended December 31, 2018. The decrease in net income was primarily a result of the decrease in gross profit and purchase rebate income, and the increase in general and administrative expenses, offset by the decrease in selling expenses and provision for income taxes.

Comprehensive Income

The comprehensive income was US$ 1,899,637 for the three months ended December 31, 2019, an increase of US$ 1,127,592 from comprehensive income of US$ 772,045 for the three months ended December 31, 2018. After deduction of non-controlling interest, the comprehensive income attributable to the Company was US$ 1,833,490 for the three months ended December 31, 2019, compared to comprehensive income attributable to the Company of US$ 754,060 for the three months ended December 31, 2018. The reason of the significant increase of comprehensive income was due to the increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2019 and June 30, 2019, we do not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and proceeds from our initial public offering, as well as from short-term loans and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

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

Working Capital

The following table provides the information about our working capital at December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019

Current Assets	$60,606,284	$60,962,375
Current Liabilities	10,022,728	10,481,756
Working Capital	$50,583,556	$50,480,619

The working capital increased by US$ 102,937 or 0.2% as of December 31, 2019 from June 30, 2019, primarily as a result of an increase in cash and decrease in short-term loans, partially offset by the decrease in advances to suppliers during the six months ended December 31, 2019. We believe that we currently have sufficient working capital to operate our business.

As of December 31, 2019 and June 30, 2019, the other major component of our working capital is accounts receivable. The accounts receivable as of December 31, 2019 were US$ 9,689,266, a slight increase of approximately 0.1% from US$ 9,683,074 as of June 30, 2019. Management will continue putting effort in collection of overdue account receivables from the customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2019 and June 30, 2019, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2019 and 2018, respectively:

	For the six months ended December 31,
	2019	2018

Net cash provided by operating activities	$6,113,478	$4,116,206
Net cash provided by (used in) investing activities	20,882	(276,215)
Net cash provided by financing activities	1,115,101	1,489,981
Effect of exchange rate changes on cash	(492,344)	(1,156,716)
Net increase in cash	6,757,117	4,173,256
Cash, beginning of period	35,330,676	31,487,053
Cash, end of period	$42,087,793	$35,660,309

Operating Activities

Net cash provided by operating activities during the six months ended December 31, 2019 was approximately US$ 6.1 million, consisting of net loss of US$ 1.6 million, bad debt expenses of US$ 2.6 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$ 5.3 million, partially offset by the increase in other receivables of US$ 0.7 million. Net cash provided by operating activities during the six months ended December 31, 2018 was approximately US$ 4.1 million, consisting of net income of US$ 1.4 million, bad debt expenses of US$ 1.0 million, of US$ 0.4 million for the value of shares issued to IFG Fund for equity that we subsequently cancelled, and net changes in our operating assets and liabilities, which mainly included a decrease in account receivables of US$ 3.5 million, partially offset by an increase in advances to suppliers of US$ 2.5 million and a decrease in accounts payable of US$ 1.3 million.

Investing Activities

For the six months ended December 31, 2019, net cash provided by investing activities was approximately US$ 20,882 as compared to net cash used in investing activities of US$ 276,215 for the same period of 2018. The increase in net cash provided by investing activities was primarily due to the proceeds from disposal of property and equipment of US$ 79,233, partially offset by the increase in advance of loans to third parties of US$ 56,857 for the six months ended December 31, 2019, as compared to the same period in 2018.

Financing Activities

For the six months ended December 31, 2019, net cash provided by financing activities amounted to US$ 1.1 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million, and proceeds from short-term loans of US$ 0.3 million, partially offset by the repayment of short-term loans of US$ 0.9 million. For the six months ended December 31, 2018, net cash provided by financing activities amounted to US$ 1.5 million, primarily due to the proceeds from issuance of common stock of US$ 1.6 million, and proceeds from short-term loans of US$ 1.0 million, partially offset by the repayment of short-term loans of US$ 1.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sale of equity securities during the three months ended December 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Number	Exhibit

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350 of Title 18, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350 of Title 18, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: February 14, 2020	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2020	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)