Form 10-Q
period 2020-03-31
SHINECO, INC.
filed 2020-05-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock	TYHT	NASDAQ Capital Market

As of May 14, 2020, the registrant had 27,333,428 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$40,645,789	$35,330,676
Accounts receivable, net	9,949,820	9,683,074
Due from related parties	120,629	188,453
Inventories	1,699,694	2,215,559
Advances to suppliers, net	3,352,543	11,833,994
Other current assets	1,381,050	1,710,619
TOTAL CURRENT ASSETS	57,149,525	60,962,375

Property and equipment, net	9,676,417	10,667,730
Land use right, net of accumulated amortization	1,200,603	1,264,309
Investments	6,538,456	6,650,944
Distribution rights	1,040,968	1,074,736
Long-term deposit and other noncurrent assets	97,158	103,864
Right of use assets	2,840,030	-
Prepaid leases	-	2,857,344
Deferred tax assets	353,334	158,171
TOTAL ASSETS	$78,896,491	$83,739,473

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,327,367	$2,410,147
Accounts payable	160,902	220,119
Advances from customers	6,307	382,091
Due to related parties	838,244	234,500
Other payables and accrued expenses	3,860,151	3,893,027
Operating lease liabilities - current	376,575	-
Taxes payable	3,281,959	3,341,872
TOTAL CURRENT LIABILITIES	10,851,505	10,481,756

Income tax payable - noncurrent portion	625,603	625,603
TOTAL LIABILITIES	11,477,108	11,107,359

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 27,333,428 and 22,871,772 shares issued and outstanding at March 31, 2020 and June 30, 2019	27,333	22,872
Additional paid-in capital	27,277,758	24,759,356
Statutory reserve	4,198,107	4,198,107
Retained earnings	41,237,343	46,735,190
Accumulated other comprehensive loss	(6,468,838)	(4,184,024)
Total Stockholders’ equity of Shineco, Inc.	66,271,703	71,531,501
Non-controlling interest	1,147,680	1,100,613
TOTAL EQUITY	67,419,383	72,632,114

TOTAL LIABILITIES AND EQUITY	$78,896,491	$83,739,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019

REVENUE	$18,649,715	$23,673,611	$3,734,322	$7,702,598

COST OF REVENUE
Cost of product and services	14,191,705	16,749,579	3,308,857	5,327,858
Business and sales related tax	43,004	56,163	15,341	17,877
Total cost of revenue	14,234,709	16,805,742	3,324,198	5,345,735

GROSS PROFIT	4,415,006	6,867,869	410,124	2,356,863

OPERATING EXPENSES
General and administrative expenses	9,343,435	6,668,461	3,896,478	3,578,530
Selling expenses	340,681	644,095	145,526	156,914
Total operating expenses	9,684,116	7,312,556	4,042,004	3,735,444

LOSS FROM OPERATIONS	(5,269,110)	(444,687)	(3,631,880)	(1,378,581)

OTHER INCOME (EXPENSE)
Income (loss) from equity method investments	97,528	421,115	(43,054)	132,238
Purchase rebate income	-	812,137	-	294,511
Other income	39,084	159,677	627	55,378
Interest income (expense), net	(8,250)	(6,780)	(7,942)	3,830
Total other income (expense)	128,362	1,386,149	(50,369)	485,957

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,140,748)	941,462	(3,682,249)	(892,624)

PROVISION FOR INCOME TAXES	274,569	618,505	110,177	174,359

NET INCOME (LOSS)	(5,415,317)	322,957	(3,792,426)	(1,066,983)

Net income attributable to non-controlling interest	82,530	47,979	25,267	14,743

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(5,497,847)	$274,978	$(3,817,693)	$(1,081,726)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(5,415,317)	$322,957	$(3,792,426)	$(1,066,983)
Other comprehensive gain (loss): foreign currency translation gain (loss)	(2,320,277)	(1,029,721)	(1,209,436)	1,597,514
Total comprehensive income (loss)	(7,735,594)	(706,764)	(5,001,862)	530,531
Less: comprehensive income attributable to non-controlling interest	47,067	33,898	5,280	37,541

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(7,782,661)	$(740,662)	$(5,007,142)	$492,990

Weighted average number of shares basic and diluted	26,280,771	22,339,818	27,333,428	22,871,772

Basic and diluted earnings (loss) per common share	$(0.21)	$0.01	$(0.14)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2018	21,234,072	$21,234	$23,171,102	$4,085,819	$46,051,289	$(1,509,212)	$1,053,449	$72,873,681

Stock issuance	1,637,700	1,638	1,588,254	-	-	-	-	1,589,892
Net income for the period	-	-	-	-	274,978	-	47,979	322,957
Appropriation of statutory reserve	-	-	-	95,562	(95,562)	-	-	-
Foreign currency translation loss	-	-	-	-	-	(1,015,640)	(14,081)	(1,029,721)
Balance at March 31, 2019	22,871,772	$22,872	$24,759,356	$4,181,381	$46,230,705	$(2,524,852)	$1,087,347	$73,756,809

Balance at June 30, 2019	22,871,772	$22,872	$24,759,356	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	$72,632,114

Stock issuance	4,461,656	4,461	2,518,402	-	-	-	-	2,522,863
Net income (loss) for the period	-	-	-	-	(5,497,847)	-	82,530	(5,415,317)
Foreign currency translation loss	-	-	-	-	-	(2,284,814)	(35,463)	(2,320,277)
Balance at March 31, 2020	27,333,428	$27,333	$27,277,758	$4,198,107	$41,237,343	$(6,468,838)	$1,147,680	$67,419,383

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at December 31, 2018	22,871,772	$22,872	$24,759,356	$4,169,342	$47,324,470	$(4,099,568)	$1,049,806	$73,226,278

Net income (loss) for the period	-	-	-	-	(1,081,726)	-	14,743	(1,066,983)
Appropriation of statutory reserve	-	-	-	12,039	(12,039)	-	-	-
Foreign currency translation gain	-	-	-	-	-	1,574,716	22,798	1,597,514
Balance at March 31, 2019	22,871,772	$22,872	$24,759,356	$4,181,381	$46,230,705	$(2,524,852)	$1,087,347	$73,756,809

Balance at December 31, 2019	27,333,428	$27,333	$27,277,758	$4,198,107	$45,055,036	$(5,279,389)	$1,142,400	$72,421,245

Net income (loss) for the period	-	-	-	-	(3,817,693)	-	25,267	(3,792,426)
Foreign currency translation loss	-	-	-	-	-	(1,189,449)	(19,987)	(1,209,436)
Balance at March 31, 2020	27,333,428	$27,333	$27,277,758	$4,198,107	$41,237,343	$(6,468,838)	$1,147,680	$67,419,383

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,415,317)	$322,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	891,727	820,056
Loss from disposal of property and equipment	60,111	-
Provision for doubtful accounts	5,748,507	3,862,356
Provision for (reversal of) inventory reserve	242,015	(4,972)
Deferred tax benefit	(202,293)	(116,693)
Income from equity method investments	(97,528)	(421,115)
Value of shares issued to IFG Fund for equity, we subsequently cancelled	-	434,000
Restricted shares issued for management	1,022,661	-

Changes in operating assets and liabilities:
Accounts receivable	(1,037,487)	3,052,068
Advances to suppliers	3,268,646	(8,124,282)
Inventories	209,054	(49,089)
Other receivables	(767,368)	297,813
Prepaid expense and other assets	441,640	183,625
Due from related parties	62,570	(65,347)
Right of use assets	(32,376)	-
Accounts payable	(52,865)	(1,033,007)
Advances from customers	(367,705)	676,644
Other payables	293,804	1,267,391
Taxes payable	29,733	336,656
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,297,529	1,439,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,497)	(97,133)
Proceeds from disposal of property and equipment	79,414	-
Payment for construction in progress	-	(42,245)
Repayments (advances) of loans to third parties	38,377	(363,632)
Repayments of loans from related parties	-	254,210
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	116,294	(248,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,352,488	2,445,749
Proceeds from other short-term loans	-	44,468
Repayment of short-term loans	(2,352,488)	(2,223,408)
Repayment of other short-term loans	(7,129)	(75,349)
Proceeds from issuance of common stock	1,500,203	1,589,892
Proceeds from advances from related parties	614,526	32,921
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,107,600	1,814,273

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,206,310)	(458,635)

NET INCREASE IN CASH	5,315,113	2,545,899

CASH - Beginning of the Period	35,330,676	31,487,053

CASH - End of the Period	$40,645,789	$34,032,952

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$530,299	$545,542
Cash paid for interest	$84,432	$83,851

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$413,955	$-

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2020	June 30, 2019

Current assets	$54,580,389	$57,328,097
Plant and equipment, net	8,341,620	8,965,671
Other non-current assets	10,920,652	11,028,775
Total assets	73,842,661	77,322,543
Total liabilities	(5,863,841)	(6,090,955)
Net assets	$67,978,820	$71,231,588

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income (loss) of these entities are reported separately in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2020 and June 30, 2019, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2020 and June 30, 2019, the allowance for doubtful accounts was US$ 4,642,723 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Advances to Suppliers

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2020 and June 30, 2019, the Company had an allowance for uncollectible advances to suppliers of US$ 5,293,965 and US$ 431,646, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the nine and three months ended March 31, 2020 and 2019, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at March 31, 2020 and June 30, 2019. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at March 31, 2020, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of March 31, 2020, the tax years ended December 31, 2014 through December 31, 2019 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2020 and June 30, 2019 were translated at 1 RMB to 0.1411 USD and at 1 RMB to 0.1456 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2020 and 2019 were at 1 RMB to 0.1426 USD and at 1 RMB to 0.1482 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2020 and 2019 were at 1 RMB to 0.1432 USD and at 1 RMB to 0.1482 USD, respectively.

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2020 and 2019.

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

NOTE 3 - INVENTORIES

The inventories consist of the following:

	March 31, 2020	June 30, 2019

Raw materials	$576,025	$974,639
Work-in-process	453,409	651,769
Finished goods	1,824,191	1,533,318
Less: inventory reserve	(1,153,931)	(944,167)
Total	$1,699,694	$2,215,559

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2020	June 30, 2019

Buildings	$11,493,225	$11,994,407
Building improvements	-	79,628
Machinery and equipment	858,203	930,109
Motor vehicles	46,509	81,541
Construction in progress	-	78,407
Office equipment	231,790	219,605
Farmland leasehold improvements	2,966,189	3,062,410
	15,595,916	16,446,107
Less: accumulated depreciation and amortization	(5,919,499)	(5,778,377)
Property and equipment, net	$9,676,417	$10,667,730

Depreciation and amortization expense charged to operations was US$ 524,239 and US$ 439,807 for the nine months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expense charged to operations was US$ 104,281 and US$ 132,035 for the three months ended March 31, 2020 and 2019, respectively.

Farmland leasehold improvements consist of following:

	March 31, 2020	June 30, 2019

Blueberry farmland leasehold improvements	$2,278,758	$2,352,679
Yew tree planting base reconstruction	255,305	263,587
Greenhouse renovation	432,126	446,144
Total farmland leasehold improvements	$2,966,189	$3,062,410

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

	March 31, 2020	June 30, 2019

Land use rights	$1,568,925	$1,619,820
Less: accumulated amortization	(368,322)	(355,511)
Land use rights, net	$1,200,603	$1,264,309

For the nine months ended March 31, 2020 and 2019, the Company recognized amortization expense of US$ 27,720 and US$ 29,164, respectively. For the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of US$ 9,293 and US$ 10,092, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending March 31:

2020	$31,378
2021	31,378
2022	31,378
2023	31,378
2024	31,378
Thereafter	1,043,713
Total	$1,200,603

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of March 31, 2020, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,040,968).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 97,528 and US$ 421,115 for the nine months ended March 31, 2020 and 2019, respectively and recorded loss of US$ 43,054 and income of US$ 132,238 for the three months ended March 31, 2020 and 2019, respectively, from the investments, which was included in “Income (loss) from equity method investments” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2020 and 2019, a total of US$ Nil and US$ 812,137 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively. For the three months ended March 31, 2020, total income of US$ Nil was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 294,511 in the same period in 2019.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. For the nine and three months ended March 31, 2020 and 2019, the Company did not record investment income from this investment.

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

The Company’s investments in unconsolidated entities consist of the following:

	March 31, 2020	June 30, 2019

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,678,399	$3,717,277
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	814,795	822,058
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	2,045,262	2,111,609
Total	$6,538,456	$6,650,944

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2020	June 30, 2019

Current assets	$41,384,889	$35,675,858
Noncurrent assets	206,335	241,580
Current liabilities	32,435,964	26,668,485

	For the nine months ended March 31,
	2020	2019

Net sales	$23,490,467	$17,361,229
Gross profit	2,236,670	2,530,383
Income from operations	195,147	943,233
Net income	199,037	870,821

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

March 31, 2020

Rights of use lease assets	$2,840,030

Operating lease liabilities – current	$376,575
Operating lease liabilities – non-current	-
Total operating lease liabilities	$376,575

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2020:

March 31, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.75
Weighted average discount rate	5.0%

Rent expense totaled US$ 307,503 and US$ 469,789 for the nine months ended March 31, 2020 and 2019, respectively. Rent expense totaled US$ 106,175 and US$ 145,446 for the three months ended March 31, 2020 and 2019, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020:

2020	$625,523
2021	230,674
2022	203,804
2023	203,804
2024	203,804
Thereafter	1,371,971
Total lease payments	2,839,580
Less: imputed interest	(2,394)
Less: prepayments	(2,460,611)
Present value of lease liabilities	$376,575

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	March 31, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-c	$282,105	2020-8-26	5.60%
Agricultural Bank of China-b	634,737	2020-12-31	4.65%
Agricultural Bank of China-b	1,410,525	2021-2-27	5.66%
Total	$2,327,367

Lender	June 30, 2019	Maturity Date		Int. Rate/Year
MY Bank-a	$7,282	2019-8-29	*	15.80%
Agricultural Bank of China-b	291,256	2019-8-12	*	5.66%
Agricultural Bank of China-b	655,327	2019-11-13	*	3.92%
Agricultural Bank of China-c	1,456,282	2020-2-25	*	5.66%
Total	$2,410,147

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 84,432 and US$ 83,851 for the nine months ended March 31, 2020 and 2019, respectively. The annual weighted average interest rates are 5.03% and 5.50% for the nine months ended March 31, 2020 and 2019, respectively.

The Company recorded interest expense of US$ 26,166 and US$ 25,307 for the three months ended March 31, 2020 and 2019, respectively. The annual weighted average interest rates are 4.53% and 5.15% for the three months ended March 31, 2020 and 2019, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	26,179
Inventory	56,293
Other current assets	178,934
Distribution rights	1,040,968
Property, plant and equipment	13,627
Advance from customers	(75,804)
Tax payable	(16,362)
Deferred tax liabilities	(260,242)
Salary payable	(24,331)
Accrued liabilities and other current liabilities	(963,469)
Non-controlling interest	1,382
Goodwill	1,976,174
Total purchase price for acquisition, net of US$ 21,387 of cash	$1,953,349

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,040,968	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the nine and three months ended March 31, 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of March 31, 2020 and June 30, 2019, the outstanding amounts due from related parties consist of the following:

	March 31, 2020	June 30, 2019

Yang Bin	$42,315	$43,688
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	21,186	21,873
Beijing Shengguang Tianyi Clothing Co., Ltd (b.)	-	63,911
Wang Qiwei	57,128	58,981
	$120,629	$188,453

a.	This Company is wholly owned by one of the Company’s senior management.

b.	This Company is wholly owned by one of the Company’s shareholders.

DUE TO RELATED PARTIES

As of March 31, 2020 and June 30, 2019, the Company had related party payables of US$ 838,244 and US$ 234,500, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	March 31, 2020	June 30, 2019

Wu Yang	$90,344	$93,275
Wang Sai	90,605	8,738
Chen Jiping	3,024	989
Zhang Yuying	-	2,913
Zhou Guocong	277,440	-
Li Baolin	211,579	-
Zhao Min	165,252	128,585
	$838,244	$234,500

SALES TO RELATED PARTIES

For the nine and three months ended March 31, 2020, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 2,128,575 and US$ 582,726, respectively. For the nine and three months ended March 31, 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of US$ 2,579,117 and US$ 777,330, respectively. As of March 31, 2020 and June 30, 2019, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,831,045 and US$ 2,706,111, respectively.

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

i)	The components of the income tax expense (benefit) are as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2020	2019	2020	2019
Current income tax provision	$476,862	$735,198	$142,960	$267,149
Deferred income tax benefit	(202,293)	(116,693)	(32,783)	(92,790)
Total	$274,569	$618,505	$110,177	$174,359

ii)	The following table summarizes deferred tax assets resulting from differences between the financial reporting basis and tax basis of assets and liabilities:

	March 31, 2020	June 30, 2019
Deferred tax assets:
Allowance for doubtful accounts	$332,263	$197,962
Inventory reserve	281,313	228,893
Net operating loss carry-forwards	503,343	519,671
Total	1,116,919	946,526
Valuation allowance	(503,343)	(519,671)
Total deferred tax assets	613,576	426,855
Deferred tax liability:
Distribution rights	(260,242)	(268,684)
Total deferred tax liability	(260,242)	(268,684)
Deferred tax assets, net	$353,334	$158,171

Movement of the valuation allowance:

	March 31, 2020	June 30, 2019

Beginning balance	$519,671	$539,061
Current year addition	-	-
Exchange difference	(16,328)	(19,390)
Ending balance	$503,343	$519,671

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2020 and 2019.

(c) Taxes Payable

Taxes payable consists of the following:

	March 31, 2020	June 30, 2019

Income tax payable	$3,358,639	$3,425,080
Value added tax payable	541,848	536,486
Business tax and other taxes payable	7,075	5,909
Total	3,907,562	3,967,475
Less: current portion	3,281,959	3,341,872
Income tax payable - noncurrent portion	$625,603	$625,603

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of March 31, 2020 and June 30, 2019, the balance of the required statutory reserves was US$ 4,198,107 and US$ 4,198,107, respectively.

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

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 40,627,898 and US$ 35,311,106 as of March 31, 2020 and June 30, 2019, respectively.

During the nine months ended March 31, 2020 and 2019, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2020, two customers accounted for approximately 14% and 11% of the Company’s total sales, respectively. For the three months ended March 31, 2020, four customers accounted for approximately 19%, 16%, 14% and 10% of the Company’s total sales, respectively. At March 31, 2020, five customers accounted for approximately 69% of the Company’s accounts receivable.

For the nine months ended March 31, 2019, five customers accounted for approximately 13%, 11%, 11%, 10% and 10% of the Company’s total sales, respectively. For the three months ended March 31, 2019, two customers accounted for approximately 12% and 12% of the Company’s total sales, respectively.

For the nine months ended March 31, 2020, four vendors accounted for approximately 34%, 16%, 11% and 10% of the Company’s total purchases, respectively. For the three months ended March 31, 2020, six vendors accounted for approximately 22%, 21%, 17%, 15%, 13% and 12% of the Company’s total purchases, respectively.

For the nine months ended March 31, 2019, three vendors accounted for approximately 38%, 14% and 10% of the Company’s total purchases, respectively. For the three months ended March 31, 2019, one vendor accounted for approximately 13% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

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

The following table presents summarized information by segment for the nine months ended March 31, 2020:

	For the nine months ended March 31, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$144,659	$9,661,025	$8,844,031	$18,649,715
Cost of revenue and related business and sales tax	349,840	7,353,047	6,531,822	14,234,709
Gross profit	(205,181)	2,307,978	2,312,209	4,415,006
Gross profit %	(141.8)%	23.9%	26.1%	23.7%

The following table presents summarized information by segment for the nine months ended March 31, 2019:

	For the nine months ended March 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$641,877	$10,050,987	$12,980,747	$23,673,611
Cost of revenue and related business and sales tax	314,199	7,602,465	8,889,079	16,805,742
Gross profit	327,678	2,448,522	4,091,669	6,867,869
Gross profit %	51.1%	24.4%	31.5%	29.0%

The following table presents summarized information by segment for the three months ended March 31, 2020:

	For the three months ended March 31, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$5,900	$2,821,425	$906,997	$3,734,322
Cost of revenue and related business and sales tax	80,683	2,125,927	1,117,588	3,324,198
Gross profit	(74,783)	695,498	(210,591)	410,124
Gross profit %	(1,267.5)%	24.7%	(23.2)%	11.0%

The following table presents summarized information by segment for the three months ended March 31, 2019:

	For the three months ended March 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$131,153	$3,253,083	$4,318,362	$7,702,598
Cost of revenue and related business and sales tax	92,413	2,447,509	2,805,813	5,345,735
Gross profit	38,740	805,574	1,512,549	2,356,863
Gross profit %	29.5%	24.8%	35.0%	30.6%

Total Assets as of

	March 31, 2019	June 30, 2019

Luobuma products	$4,481,341	$6,268,974
Herbal products	42,005,369	45,095,019
Other agricultural products	32,409,781	32,375,480
	$78,896,491	$83,739,473

NOTE 17 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 14, 2020, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for nine months and three months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2019 and 2018, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

4. Therefore, -10,000,000-smart-contracts-divided by 20 -equals-500,000-common stock.

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

COVID-19 Impact

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. The COVID-19 outbreak is causing lockdowns, quarantines, travel restrictions, and closures of businesses and schools. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores remained closed or had limited business operations after the Chinese New Year holiday until early April 2020. In addition, COVID-19 has caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we may experience delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers may experience financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenues. Although we have taken all possible measures to overcome the adverse impact derived from the COVID-19 outbreak and have resumed our normal business activities in early May 2020, it is estimated that a lower amount of revenue and profit during the second half of fiscal year 2020. The extent to which the coronavirus impacts our results will depend on certain future developments, including the duration and spread of the outbreak, emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus, all of which are uncertain at this point.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2020 and June 30, 2019, the allowance for doubtful accounts was US$ 4,642,723 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

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

Results of Operations for the Nine Months Ended March 31, 2020 and 2019

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2020 and 2019:

	Nine Months Ended March 31,		Variance
	2020	2019	Amount	%
Revenue	$18,649,715	$23,673,611	$(5,023,896)	(21.22)%
Cost of revenue	14,234,709	16,805,742	(2,571,033)	(15.30)%
Gross profit	4,415,006	6,867,869	(2,452,863)	(35.72)%
General and administrative expenses	9,343,435	6,668,461	2,674,974	40.11%
Selling expenses	340,681	644,095	(303,414)	(47.11)%
Loss from operations	(5,269,110)	(444,687)	(4,824,423)	1,084.90%
Income from equity method investments	97,528	421,115	(323,587)	(76.84)%
Purchase rebate income	-	812,137	(812,137)	(100.00)%
Other income	39,084	159,677	(120,593)	(75.52)%
Interest expense, net	(8,250)	(6,780)	(1,470)	(21.68)%
Income (loss) before income tax provision	(5,140,748)	941,462	(6,082,210)	(646.04)%
Provision for income taxes	274,569	618,505	(343,936)	(55.61)%
Net income (expense)	$(5,415,317)	$322,957	$(5,738,274)	(1,776.79)%
Comprehensive loss attributable to Shineco Inc.	$(7,782,661)	$(740,662)	$(7,041,999)	950.77%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the nine months ended March 31, 2020 and 2019, respectively:

	Nine Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$144,659	0.78%	$641,877	2.71%	$(497,218)	(77.46)%
Chinese medicinal herbal products	9,661,025	51.80%	10,050,987	42.46%	(389,962)	(3.88)%
Other agricultural products	8,844,031	47.42%	12,980,747	54.83%	(4,136,716)	(31.87)%
Total Amount	$18,649,715	100.00%	$23,673,611	100.00%	$(5,023,896)	(21.22)%

For the nine months ended March 31, 2020 and 2019, revenue from sales of Luobuma products was US$ 144,659 and US$ 641,877, respectively, which represented a decrease of US$ 497,218 or 77.46%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove of US$ 387,950. Since the beginning of the year, we did not launch new products, and we mainly focused on clearing off our old stocks, as a result, sales decreased during the nine months ended March 31, 2020 as compared to the same period of 2019.

For the nine months ended March 31, 2020 and 2019, revenue from sales of Chinese medicinal herbal products was US$ 9,661,025 and US$ 10,050,987, respectively, representing a decrease of US$ 389,962 or 3.88%. The sales of Chinese medicinal herbal products were comparatively stable during the nine months ended March 31, 2020 as compared to the same period in 2019. The decrease was mainly due to the depreciation of RMB against US$. The average translation rate for the nine months ended March 31, 2020 and 2019 were at 1 RMB to 0.1426 USD and at 1 RMB to 0.1482 USD, respectively, which represented a decrease of 3.81%.

For the nine months ended March 31, 2020 and 2019, revenue from sales of other agricultural products was US$ 8,844,031 and US$ 12,980,747, respectively, representing a decrease of US$ 4,136,716 or 31.87%. The decrease was mainly due to the decline of sales volume of yew trees for the nine months ended March 31, 2020 as compared to the same period in 2019. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the nine months ended March 31, 2020.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the nine months ended March 31, 2020 and 2019, respectively:

	Nine Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$349,516	2.46%	$310,248	1.86%	$39,268	12.66%
Chinese medicinal herbal products	7,318,018	51.41%	7,563,420	45.00%	(245,402)	(3.24)%
Other agricultural products	6,524,171	45.83%	8,875,911	52.81%	(2,351,740)	(26.50)%
Business and sales related tax	43,004	0.30%	56,163	0.33%	(13,159)	(23.43)%
Total Amount	$14,234,709	100.00%	$16,805,742	100.00%	$(2,571,033)	(15.30)%

For the nine months ended March 31, 2020 and 2019, cost of revenue from sales of our Luobuma products was US$ 349,516 and US$ 310,248, respectively, representing an increase of US$ 39,268 or 12.66%. The increase was mainly due to the increased allowance we accrued for our slow-moving inventories, and the increase was partially offset by the decrease in cost of revenue as we sold less products during the nine months ended March 31, 2020.

For the nine months ended March 31, 2020 and 2019, cost of revenue from sales of Chinese medicinal herbal products was US$ 7,318,018 and US$ 7,563,420, respectively, representing a decrease of US$ 245,402 or 3.24%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the nine months ended March 31, 2020 and 2019, cost of revenue from sales of other agricultural products was US$ 6,524,171 and US$ 8,875,911, respectively, representing a decrease of US$ 2,351,740 or 26.50%. The decrease was mainly due to less yew trees we sold during the nine months ended March 31, 2020, as compared to the same period in 2019. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the nine months ended March 31, 2020 and 2019, respectively:

	Nine Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$(205,181)	(4.65)%	$327,678	4.77%	$(532,859)	(162.62)%
Chinese medicinal herbal products	2,307,978	52.28%	2,448,522	35.65%	(140,544)	(5.74)%
Other agricultural products	2,312,209	52.37%	4,091,669	59.58%	(1,779,460)	(43.49)%
Total Amount	$4,415,006	100.00%	$6,867,869	100.00%	$(2,452,863)	(35.72)%

Gross profit from Luobuma product sales decreased by US$ 532,859 or 162.62% for the nine months ended March 31, 2020 as compared to the same period in 2019. During the nine months ended March 31, 2020, our negative gross profit was US$ 205,181, it was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 242,015. In addition, in order to reduce our old stocks, we sold some of our products below their original costs during the nine months ended March 31, 2020.

Gross profit from sales of Chinese medicinal herbal products decreased by US$ 140,544 or 5.74% for the nine months ended March 31, 2020 as compared to the same period in 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 1,779,460 or 43.49% for the nine months ended March 31, 2020 as compared to the same period in 2019. As mentioned above, the decrease was mainly due to less yew trees we sold during the nine months ended March 31, 2020 as compared to the same period in 2019. In addition, as our business was affected by the COVID-19 outbreak, we tried to secure more sales orders from our customers and sold a batch of yew trees below their original costs during the nine months ended March 31, 2020.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2020 and 2019, respectively:

	Nine Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
General and administrative expenses	$9,343,435	96.48%	$6,668,461	91.19%	$2,674,974	40.11%
Selling expenses	340,681	3.52%	644,095	8.81%	(303,414)	(47.11)%
Total Amount	$9,684,116	100.00%	$7,312,556	100.00%	$2,371,560	32.43%

General and Administrative Expenses

For the nine months ended March 31, 2020, our general and administrative expenses were US$ 9,343,435, representing an increase of US$ 2,674,974 or 40.11%, as compared to the same period in 2019. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 1,886,151, an increase in staff salary due to issuance of restricted shares to the management as compensation of US$ 1,022,661, as well as an increased general and administrative expenses of US$ 239,642 for our newly established entity TNB. The increase was partially offset by the decreased offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement in the nine months ended March 31, 2019.

Selling Expenses

For the nine months ended March 31, 2020, our selling and distribution expenses were US$ 340,681, representing a decrease of US$ 303,414, or 47.11%, as compared to the same period in 2019. The decrease was mainly due to the decrease in advertising expense and commission of Tenet-Jove of US$ 97,800 as less advertising activities were carried out during the nine months ended March 31, 2020 as compared to the same period of 2019. The decrease was also due to the decrease in salary expenses of US$ 85,690 as a result of reduced number of staff during the nine months ended March 31, 2020, as well as a decrease in shipping expenses of US$ 20,318 which is in line with the decrease in our sales during the nine months ended March 31, 2020.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 97,528 and US$ 421,115 from these equity method investments for the for the nine months ended March 31, 2020 and 2019, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the nine months ended March 31, 2020 and 2019, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine months ended March 31, 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 812,137 in the same period in 2019. The management assessed the collectability of the accounts receivable due from Shaanxi Pharmaceutical Group, and determined that the collection could not be reasonably assured. As of March 31, 2020, provision for bad debt was amounted to US$ 1,139,239. Therefore, on a prudent basis, the management did not record any purchase rebate income during the nine months ended March 31, 2020. Management will continue putting effort in collection of overdue account receivables from Shaanxi Pharmaceutical Group.

Other Income

For the nine months ended March 31, 2020, our other income was US$ 39,084, representing a decrease of US$ 120,593, or 75.52%, as compared to other income of US$ 159,677 in the same period in 2019. The decrease in other income was primarily due to loss from disposal of property and equipment of US$ 60,111 during the nine months ended March 31, 2020. The decrease was also due to less sublease rental income of US$ 53,362 recorded during the nine months ended March 31, 2020. The management assessed the collectability of the rental receivable from the lease, and determined that the collection could not be reasonably assured. Hence, we did not record sublease rental income on a prudent basis in third quarter of fiscal year 2020.

Provision for Income Taxes

For the nine months ended March 31, 2020 and 2019, the Company’s provision for income taxes decreased by US$ 343,936 or 55.61% to US$ 274,569 for the nine months ended March 31, 2020 from US$ 618,505 for the nine months ended March 31, 2020. The decrease in provision for income taxes was mainly due to decreased taxable income of Ankang Longevity Group and increased deferred income tax benefit of Tenet-Jove and Tenet Huatai for the nine months ended March 31, 2020.

Net Income (Loss)

Our net loss was US$ 5,415,317 for nine months ended March 31, 2020, an increase of US$ 5,738,274 or 1,776.79% from net income of US$ 322,957 for the nine months ended March 31, 2019. The increase in net loss was primarily a result of the decrease in gross profit, purchase rebate income and income from equity method investments, and the increase in general and administrative expenses, which was partially offset by the decrease in selling expenses and provision for income taxes.

Comprehensive Loss

The comprehensive loss was US$ 7,735,594 for the nine months ended March 31, 2020, an increase of US$ 7,028,830 from comprehensive loss of US$ 706,764 for the nine months ended March 31, 2019. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 7,782,661 for the nine months ended March 31, 2020, compared to comprehensive loss attributable to the Company of US$ 740,662 for the nine months ended March 31, 2019. The reason of the significant increase of comprehensive loss was due to the decrease in net income as mentioned above, as well as increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Overview

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March31,		Variance
	2020	2019	Amount	%
Revenue	$3,734,322	$7,702,598	$(3,968,276)	(51.52)%
Cost of revenue	3,324,198	5,345,735	(2,021,537)	(37.82)%
Gross profit	410,124	2,356,863	(1,946,739)	(82.60)%
General and administrative expenses	3,896,478	3,578,530	317,948	8.88%
Selling expenses	145,526	156,914	(11,388)	(7.26)%
Loss from operations	(3,631,880)	(1,378,581)	(2,253,299)	163.45%
Income (loss) from equity method investments	(43,054)	132,238	(175,292)	(132.56)%
Purchase rebate income	-	294,511	(294,511)	(100.00)%
Other income	627	55,378	(54,751)	(98.87)%
Interest income (expense), net	(7,942)	3,830	(11,772)	(307.36)%
Loss before income tax provision	(3,682,249)	(892,624)	(2,789,625)	312.52)%
Provision for income taxes	110,177	174,359	(64,182)	(36.81)%
Net loss	$(3,792,426)	$(1,066,983)	$(2,725,443)	255.43%
Comprehensive income (loss) attributable to Shineco Inc.	$(5,007,142)	$492,990	$(5,500,132)	(1,115.67)%

Revenue

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$5,900	0.16%	$131,153	1.69%	$(125,253)	(95.50)%
Chinese medicinal herbal products	2,821,425	75.55%	3,253,083	42.23%	(431,658)	(13.27)%
Other agricultural products	906,997	24.29%	4,318,362	56.08%	(3,411,365)	(79.00)%
Total Amount	$3,734,322	100.00%	$7,702,598	100.00%	$(3,968,276)	(51.52)%

For the three months ended March 31, 2020 and 2019, revenue from sales of Luobuma products was US$ 5,900 and US$ 131,153 respectively, which represented a decrease of US$ 125,253 or 95.50%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove of US$ 85,247. The sales of Luobuma products were affected by the COVID-19 outbreak, which resulted in less revenue during the three months ended March 31, 2020 as compared to the same period of 2019.

For the three months ended March 31, 2020 and 2019, revenue from sales of Chinese medicinal herbal products was US$ 2,821,425 and US$ 3,253,083, respectively, representing a decrease of US$ 431,658 or 13.27%. The sales of Chinese medicinal herbal products were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the three months ended March 31, 2020 as compared to the same period of 2019.

For the three months ended March 31, 2020 and 2019, revenue from sales of other agricultural products was US$ 906,997 and US$ 4,318,362, respectively, representing a decrease of US$ 3,411,365 or 79.00%. The decrease was mainly due to the decline of sales volume of yew trees for the three months ended March 31, 2020 as compared to the same period in 2019. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the three months ended March 31, 2020.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$80,680	2.42%	$91,464	1.71%	$(10,784)	(11.79)%
Chinese medicinal herbal products	2,114,211	63.60%	2,433,514	45.52%	(319,303)	(13.12)%
Other agricultural products	1,113,966	33.51%	2,802,880	52.43%	(1,688,914)	(60.26)%
Business and sales related tax	15,341	0.47%	17,877	0.34%	(2,536)	(14.19)%
Total Amount	$3,324,198	100.00%	$5,345,735	100.00%	$(2,021,537)	(37.82)%

For the three months ended March 31, 2020 and 2019, cost of revenue from sales of our Luobuma products was US$ 80,680 and US$ 91,464, respectively, representing a decrease of US$ 10,784 or 11.79%. The decrease was mainly due to the decrease in cost of revenue as we sold less products, and the decrease was partially offset by the increased allowance we accrued for our slow-moving inventories during the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,114,211 and US$ 2,433,514, respectively, representing a decrease of US$ 319,303 or 13.12%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the three months ended March 31, 2020 and 2019, cost of revenue from sales of other agricultural products was US$ 1,113,966 and US$ 2,802,880, respectively, representing a decrease of US$ 1,688,914 or 60.26%. The decrease was mainly due to less yew trees we sold during the three months ended March 31, 2020, as compared to the same period in 2019. As mentioned above, our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the three months ended March 31, 2020.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$(74,783)	(18.23)%	$38,740	1.64%	$(113,523)	(293.04)%
Chinese medicinal herbal products	695,498	169.58%	805,574	34.18%	(110,076)	(13.66)%
Other agricultural products	(210,591)	(51.35)%	1,512,549	64.18%	(1,723,140)	(113.92)%
Total Amount	$410,124	100.00%	$2,356,863	100.00%	$(1,946,739)	(82.60)%

Gross profit from Luobuma product sales decreased by US$ 113,523 or 293.04% for the three months ended March 31, 2020 as compared to the same period in 2019. During the three months ended March 31, 2020, our negative gross profit was US$ 74,783, it was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 68,067 during the three months ended March 31, 2020.

Gross profit from sales of Chinese medicinal herbal products decreased by US$ 110,076 or 13.66% for the three months ended March 31, 2020 as compared to the same period in 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 1,723,140 or 113.92% for the three months ended March 31, 2020 as compared to the same period in 2019. During the three months ended March 31, 2020, we recorded a negative gross profit of US$ 210,591. Our business was affected by the COVID-19 outbreak, hence, we tried to secure more sales orders from our customers and sold a batch of yew trees below their original costs during the three months ended March 31, 2020.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,				Variance
	2020	%	2019	%	Amount	%
General and administrative expenses	$3,896,478	96.40%	$3,578,530	95.80%	$317,948	8.88%
Selling expenses	145,526	3.60%	156,914	4.20%	(11,388)	(7.26)%
Total Amount	$4,042,004	100.00%	$3,735,444	100.00%	$306,560	8.21%

General and Administrative Expenses

For the three months ended March 31, 2020, our general and administrative expenses were US$ 3,896,478, representing an increase of US$ 317,948 or 8.88%, as compared to the same period in 2019. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 294,200 during the three months ended March 31, 2020.

Selling Expenses

For the three months ended March 31, 2020, our selling and distribution expenses were US$ 145,526. Our selling expense remained relatively stable, with a slight decrease of US$ 11,388, or 7.26%, as compared to the same period in 2019.

Income (loss) from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net loss of US$ 43,054 and net income of US$ 132,238 from these equity method investments for the for the three months ended March 31, 2020 and 2019, respectively. The loss was primarily due to the net loss in the two 49% equity investment companies in the current period.

We invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is currently operational. For the three months ended March 31, 2020 and 2019, we did not record investment income from Zhen’Ai Network.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended March 31, 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 294,511 in the same period in 2019. The management assessed the collectability of the accounts receivable due from Shaanxi Pharmaceutical Group, and determined that the collection could not be reasonably assured. As of March 31, 2020, provision for bad debt was amounted to US$ 1,139,239. Therefore, on a prudent basis, the management did not record any purchase rebate income during the three months ended March 31, 2020. Management will continue putting effort in collection of overdue account receivables from Shaanxi Pharmaceutical Group.

Provision for Income Taxes

For the three months ended March 31, 2020 and 2019, the Company’s provision for income taxes decreased by US$ 64,182 or 36.81% to US$ 110,177 for the three months ended March 31, 2020 from US$ 174,359 for the same period in 2019. The decrease in provision for income taxes was mainly due to decreased taxable income of Ankang Longevity Group.

Net Loss

Our net loss was US$ 3,792,426 for three months ended March 31, 2020, an increased by US$ 2,725,443 or 255.43% from net loss of US$ 1,066,983 for the same period in 2019. The increase in net loss was primarily a result of the decrease in gross profit, purchase rebate income and income (loss) from equity method investments, and the increase in general and administrative expenses, offset by the decrease in provision for income taxes.

Comprehensive Income (Loss)

The comprehensive loss was US$ 5,001,862 for the three months ended March 31, 2020, a decrease of US$ 5,532,393 from comprehensive income of US$ 530,531 for the three months ended December 31, 2019. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 5,007,142 for the three months ended March 31, 2020, compared to comprehensive income attributable to the Company of US$ 492,990 for the three months ended March 31, 2019. The reason of the significant increase of comprehensive loss was due to the increase in net loss as mentioned above, as well as increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2020 and June 30, 2019, we do not engage in any foreign currency borrowings or loan contracts.

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

Working Capital

The following table provides the information about our working capital at March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019

Current Assets	$57,149,525	$60,962,375
Current Liabilities	10,851,505	10,481,756
Working Capital	$46,298,020	$50,480,619

The working capital decreased by US$ 4,182,599 or 8.3% as of March 31, 2020 from June 30, 2019, primarily as a result of a decrease in advances to suppliers, partially offset by an increase in cash during the nine months ended March 31, 2020. We believe that we currently have sufficient working capital to operate our business.

As of March 31, 2020 and June 30, 2019, the other major component of our working capital is accounts receivable. The accounts receivable as of March 31, 2020 were US$ 9,949,820, a slight increase of approximately 2.8% from US$ 9,683,074 as of June 30, 2019. Management will continue putting effort in collection of overdue account receivables from the customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2020 and June 30, 2019, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2020 and 2019, respectively:

	For the nine months ended March 31,
	2020	2019

Net cash provided by operating activities	$4,297,529	$1,439,062
Net cash provided by (used in) investing activities	116,294	(248,800)
Net cash provided by financing activities	2,107,600	1,814,273
Effect of exchange rate changes on cash	(1,206,310)	(458,636)
Net increase in cash	5,315,113	2,545,899
Cash, beginning of period	35,330,676	31,487,053
Cash, end of period	$40,645,789	$34,032,952

Operating Activities

Net cash provided by operating activities during the nine months ended March 31, 2020 was approximately US$ 4.3 million, consisting of net loss of US$ 5.4 million, bad debt expenses of US$ 5.7 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$ 3.3 million, partially offset by the increase in other receivables of US$ 0.8 million. Net cash provided by operating activities during the nine months ended March 31, 2019 was approximately US$ 1.4 million, consisting of net income of US$ 0.3 million, bad debt expenses of US$ 3.9 million, of US$ 0.4 million for the value of shares issued to IFG Fund for equity that we subsequently cancelled, and net changes in our operating assets and liabilities, which mainly included a decrease in account receivables of US$ 3.1 million, partially offset by an increase in advances to suppliers of US$ 8.1 million and a decrease in accounts payable of US$ 1.0 million as well as a decrease in other payable of US$ 1.3 million .

Investing Activities

For the nine months ended March 31, 2020, net cash provided by investing activities was approximately US$ 116,294, primarily due to the proceeds from disposal of property and equipment of US$ 79,414, as well as a repayment of loans to third parties of US$ 38,377 during the three months ended March 31, 2020. For the nine months ended March 31, 2019, net cash used in investing activities was approximately US$ 248,800, primarily due to the advances of loans to third parties of US$ 363,632 and acquisition of property and equipment of US$ 97,133, partial offset by the repayments of loans from related parties during the three months ended March 31, 2019.

Financing Activities

For the nine months ended March 31, 2020, net cash provided by financing activities amounted to US$ 2.1 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million, and proceeds from short-term loans of US$ 2.4 million, partially offset by the repayment of short-term loans of US$ 2.4 million. For the nine months ended March 31, 2019, net cash provided by financing activities amounted to US$ 1.8 million, primarily due to the proceeds from issuance of common stock of US$ 1.6 million, and proceeds from short-term loans of US$ 2.5 million, partially offset by the repayment of short-term loans of US$ 2.2 million.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our three months period ended March 31, 2020. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

There have been no unregistered sales of equity securities during the three months ended March 31, 2020.

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

SHINECO, INC.

May 14, 2020	By:	/s/ Yuying Zhang
Yuying Zhang
Chief Executive Officer (Principal Executive Officer)

May 14, 2020	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

