Form 10-K
period 2020-06-30
SHINECO, INC.
filed 2020-09-28
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of 21,136,620 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $13,527,436 as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.64 per share, as reported on the Nasdaq Capital Market.

As of September 17th, 2020, the registrant had 3,039,943 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2019

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

Our current corporate structure as of June 30, 2020 is as follows:

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

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our major distributors (i.e., our most frequently used distributors) and other independent sellers), as of June 30, 2020 are listed below:

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

Employees

As of June 30, 2020, we employed a total of 318 full-time and no part-time employees in the following functions.

Department	June 30, 2020
Senior Management	24
Human Resource & Administration	19
Finance	25
Research & Development	11
Production & Procurement	114
Sales & Marketing	125
Total	318

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2020, 2019 and 2018, we contributed approximately $108,524, $128,713 and $146,312, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

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

Pharmaceutical Administration Law of The People’s Republic of China and its detailed implementation provisions

According to Pharmaceutical Administration Law of The People’s Republic of China effective on December 1, 2001, a Pharmaceutical Trade License is required in order to sell pharmaceutical products and a Pharmaceutical Manufacturer License shall be obtained to manufacture pharmaceutical products. Our license currently expires in July 2024. The regulations indicate the specific procedure to obtain and maintain other licenses, packaging, price control, advertising and relevant penalty.

Notice on Supervision of Manufacture of Chinese Medicine in Pieces

According to Notice on Supervision of Manufacture of Chinese medicine in Pieces on February 1, 2008 and effective on June 1, 2008, companies processing raw Chinese medicine shall be a GMP certified company. Our GMP license currently expires on July 23, 2024.

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

	HIGH	LOW
FISCAL YEAR 2020
First Quarter	$0.515	$0.85
Second Quarter	$0.461	$1.07
Third Quarter	$0.35	$0.76
Fourth Quarter	$0.361	$0.67
FISCAL YEAR 2019
First Quarter	$1.14	$0.83
Second Quarter	$1.03	$0.5
Third Quarter	$1.60	$0.43
Fourth Quarter	$1.66	$0.61

Holders

As of September 18, 2020 there were 174 registered holders of record of our common stock.

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

During the fiscal year ended June 30, 2020, the Company has not adopted any incentive plan.

Recent Sales of Unregistered Securities

We have not sold any unregistered equity securities during the period covered by this Report.

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of our operations and financial condition for the years ended June 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

Financing Activities

On January 23, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with IFG OPPORTUNITY FUND LLC (“IFG Fund”) whereby, the Company had the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 of shares of Common Stock and an additional 22,222 shares of Common Stock (the “Commitment Shares”) as consideration for IFG to enter into the Purchase Agreement. The Company and IFG Fund, on January 23, 2018, entered into a Registration Rights Agreement for certain registration rights in connection with the Purchase Agreement (the “Registration Rights Agreement”). The IFG Fund offering was made pursuant to a prospectus supplement dated and filed with the Securities and Exchange Commission (“SEC”) on January 26, 2018 and an accompanying prospectus dated November 21, 2017, under the Company’s shelf registration statement on Form S-3 declared effective by the SEC on December 19, 2017 (File No. 333-221711). On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 22,222 commitment shares which were valued at US$ 434,000 and written off during the year ended June 30, 2019.

On September 27, 2018, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 181,967 of common stock at a purchase price of US$ 9 per share, for gross proceeds to the Company of approximately US$ 1,637,700 (the “2018 Offering”). After deducting the offering cost, the net proceeds the Company received was US$ 1,589,892. The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the SEC and a prospectus supplement thereunder.

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of simple agreement for future tokens. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The minimum target amount in this private placement is $1,000,000. Once Shineco raises $1,000,000, investors will have the option to convert smart contracts that represent preferred stock into Shinceo’s common stock. For this, smart contracts that shall be convertible into common stock at the following ratio of 180:1. If Shineco raises $1,000,000 in this private placement, then up to 55,556 shares of common stock will be issued pursuant to the following calculation if the smart contract holders choose to convert their smart contracts that represent preferred stock into Shinceo’s common stock:

1. Each smart contract is $ 0.1;

2. $1,000,000 can get 10,000,000 smart contracts. ($1,000,000 divided by 0.1 equals to 10,000,000 smart contracts.)

3. The conversion ratio of smart contracts to common stock is 180:1

4. Therefore, -10,000,000-smart-contracts-divided by 180 -equals-55,556-common stock.

Shineco plans to issue no more than 444,444 shares in connection with this transaction, specifically for the exchange of smart contracts.

On September 5, 2019, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 310,977 shares of common stock (the “Shares”) at a purchase price of US$ 4.68 per Share. The net proceeds that the Company received was US$ 1,500,203. The offering is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

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

COVID-19 Impact

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. The outbreak resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores remained closed or had limited business operations after the Chinese New Year holiday until early April 2020. In addition, COVID-19 had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenues. Although we have taken all possible measures to overcome the adverse impact derived from the COVID-19 outbreak and have resumed our normal business activities in early May 2020. Our management believes the outbreak had a negative impact on our operation result during the second half of our fiscal year 2020. Our revenue for the second half of year ended June 30, 2020 were approximately US$ 8.8 million, a decrease of approximately US$ 6.5 million or 42.5% from approximately US$ 15.2 million for the same period in 2019. As of the date of this report, the COVID-19 outbreak in China appears to have been under relative control. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2020 and 2019, the allowance for doubtful accounts was US$ 5,235,436 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2020 and 2019, the inventory reserve was US$ 1,121,408 and US$ 944,167, respectively.

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

Results of Operations for the Years Ended June 30, 2020 and 2019

Overview

The following table summarizes our results of operations for the years ended June 30, 2020 and 2019:

	Years Ended June 30,		Variance
	2020	2019	Amount	%
Revenue	$23,684,626	$31,220,040	$(7,535,414)	(24.14)%
Cost of revenue	17,564,814	22,248,444	(4,683,630)	(21.05)%
Gross profit	6,119,812	8,971,596	(2,851,784)	(31.79)%
General and administrative expenses	9,223,576	8,153,496	1,070,080	13.12%
Selling expenses	385,848	702,685	(316,837)	(45.09)%
Income (loss) from operations	(3,489,612)	115,415	(3,605,027)	(3,123.53)%
Impairment loss on unconsolidated entities	(2,062,035)	(200,000)	(1,862,035)	931.02%
Income from equity method investments	106,657	516,144	(409,487)	(79.34)%
Purchase rebate income	-	1,038,931	(1,038,931)	(100.00)%
Other income	38,797	210,895	(172,098)	(81.60)%
Interest expense, net	(13,952)	(11,998)	(1,954)	16.29%
Income (loss) before income tax provision	(5,420,145)	1,669,387	(7,089,532)	(424.68)%
Provision for income taxes	1,090,396	787,600	302,796	38.45%
Net income (loss)	$(6,510,541)	$881,787	$(7,392,328)	(838.33)%
Comprehensive loss attributable to Shineco Inc.	$(8,728,483)	$(1,878,623)	$(6,849,860)	364.62%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the years ended June 30, 2020 and 2019, respectively:

	Years ended June 30,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$168,241	0.71%	$661,778	2.12%	$(493,537)	(74.58)%
Chinese medicinal herbal products	13,266,050	56.01%	13,708,166	43.91%	(442,116)	(3.23)%
Other agricultural products	10,250,335	43.28%	16,850,096	53.97%	(6,599,761)	(39.17)%
Total Amount	$23,684,626	100.00%	$31,220,040	100.00%	$(7,535,414)	(24.14)%

For the years ended June 30, 2020 and 2019, revenue from sales of Luobuma products was US$ 168,241 and US$ 661,778, respectively, which represented a decrease of US$ 493,537 or 74.58%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. Since the beginning of the year, we did not launch new products, and we mainly focused on clearing off our old stocks. In addition, our sales of Luobuma products were affected by the COVID-19 outbreak, as a result, sales decreased during the year ended June 30, 2020 as compared to the same period in 2019.

For the years ended June 30, 2020 and 2019, revenue from sales of Chinese medicinal herbal products was US$ 13,266,050 and US$ 13,708,166, respectively, representing a slight decrease of US$ 442,116 or 3.23%. The sales of Chinese medicinal herbal products were comparatively stable during the year ended June 30, 2020 as compared to the same period in 2019. The decrease was mainly due to the depreciation of RMB against US$. The average translation rate for the years ended June 30, 2020 and 2019 were at 1 RMB to 0.1422 USD and at 1 RMB to 0.1466 USD, respectively, which represented a decrease of 2.97%.

For the years ended June 30, 2020 and 2019, revenue from sales of other agricultural products was US$ 10,250,335 and US$ 16,850,096, respectively, representing a decrease of US$ 6,599,761 or 39.17%. The decrease was mainly due to the decline of sales volume of yew trees during the second half of fiscal year ended June 30, 2020 as compared to the same period in 2019. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the year ended June 30, 2020.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the years ended June 30, 2020 and 2019, respectively:

	Years ended June 30,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$245,291	1.39%	$300,255	1.35%	$(54,964)	(18.31)%
Chinese medicinal herbal products	9,993,068	56.89%	10,284,606	46.22%	(291,538)	(2.83)%
Other agricultural products	7,269,315	41.39%	11,591,045	52.10%	(4,321,730)	(37.29)%
Business and sales related tax	57,140	0.33%	72,538	0.33%	(15,398)	(21.23)%
Total Amount	$17,564,814	100.00%	$22,248,444	100.00%	$(4,683,630)	(21.05)%

For the years ended June 30, 2020 and 2019, cost of revenue from sales of our Luobuma products was US$ 245,291 and US$ 300,255, respectively, representing a decrease of US$ 54,964 or 18.31%. The decrease was mainly due to the decrease in cost of revenue as we sold less products, which was in line with the decrease in sales, the decrease was partially offset by the increased allowance we accrued for our slow-moving inventories during the year ended June 30, 2020.

For the years ended June 30, 2020 and 2019, cost of revenue from sales of Chinese medicinal herbal products was US$ 9,993,068 and US$ 10,284,606, respectively, representing a decrease of US$ 291,538 or 2.83%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the years ended June 30, 2020 and 2019, cost of revenue from sales of other agricultural products was US$ 7,269,315 and US$ 11,591,045, respectively, representing a decrease of US$ 4,321,730 or 37.29%. The decrease was mainly due to less yew trees we sold during the year ended June 30, 2020 as compared to the same period in 2019. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the years ended June 30, 2020 and 2019, respectively:

	Years ended June 30,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$(77,409)	(1.27)%	$357,525	3.99%	$(434,934)	(121.65)%
Chinese medicinal herbal products	3,224,255	52.69%	3,370,230	37.56%	(145,975)	(4.33)%
Other agricultural products	2,972,966	48.58%	5,243,841	58.45%	(2,270,875)	(43.31)%
Total Amount	$6,119,812	100.00%	$8,971,596	100.00%	$(2,851,784)	(31.79)%

Gross profit from Luobuma product sales decreased by US$ 434,934 or 121.65% for the year ended June 30, 2020 as compared to the same period in 2019. During the year ended June 30, 2020, our negative gross profit was US$ 77,409, it was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 205,442. In addition, in order to reduce our old stocks, we sold some of our products below their original costs during the year ended June 30, 2020. Hence, resulted in a negative gross profit during the year ended June 30, 2020.

Gross profit from sales of Chinese medicinal herbal products decreased by US$ 145,975 or 4.33% for the year ended June 30, 2020 as compared to the same period in 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 2,270,875 or 43.31% for the year ended June 30, 2020 as compared to the same period in 2019. As mentioned above, the decrease was mainly due to less yew trees we sold during the year ended June 30, 2020 as compared to the same period in 2019. In addition, as our business was affected by the COVID-19 outbreak, we tried to secure more sales orders from our customers so that we sold some batches of yew trees below their original costs during the year ended June 30, 2020.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2020 and 2019, respectively:

	Years ended June 30,				Variance
	2020	%	2019	%	Amount	%
General and administrative expenses	$9,223,576	95.98%	$8,153,496	92.07%	$1,070,080	13.12%
Selling expenses	385,848	4.02%	702,685	7.93%	(316,837)	(45.09)%
Total Amount	$9,609,424	100.00%	$8,856,181	100.00%	$753,243	8.51%

General and Administrative Expenses

For the year ended June 30, 2020, our general and administrative expenses were US$ 9,223,576, representing an increase of US$ 1,070,080 or 13.12%, as compared to the same period in 2019. The increase in general and administrative expenses was mainly due to an increase in bad debt expense of US$ 338,537, an increase in staff salary expenses due to the issuance of restricted shares to the management as compensation of US$ 1,022,660, as well as an increased general and administrative expenses of US$ 315,453 for our newly established entity TNB. The increase was partially offset by the decreased offering cost write-off of US$ 434,000. The US$ 434,000 was the valuation of the Commitment Shares retained by IFG Fund upon termination of the Purchase Agreement and Registration Rights Agreement during the year ended June 30, 2019.

Selling Expenses

For the year ended June 30, 2020, our selling and distribution expenses were US$ 385,848, representing a decrease of US$ 316,837, or 45.09%, as compared to the same period in 2019. The decrease was mainly due to the decrease in advertising expense, commission expenses as well as shipping expenses of Tenet-Jove which was in line with the decrease in our sales during the year ended June 30, 2020. The decrease was also due to the decrease in salary related expenses as a result of reduced number of staff during the year ended June 30, 2020.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 106,657 and US$ 516,144 from these equity method investments for the years ended June 30, 2020 and 2019, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

Purchase Rebate Income

We are party to a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, the participants in the 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to purchase certain raw materials and drug products exclusively from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the year ended June 30, 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement, compared to US$ 1,038,931 in the same period in 2019. The management assessed the collectability of the accounts receivable due from Shaanxi Pharmaceutical Group, and determined that the collection could not be reasonably assured. As of June 30, 2020, provision for bad debt for accounts receivable due from Shaanxi Pharmaceutical Group was amounted to US$ 1,537,400. Therefore, on a prudent basis, the management did not record any purchase rebate income during the year ended June 30, 2020. Management will continue putting effort in collection of overdue account receivables from Shaanxi Pharmaceutical Group.

Impairment loss on unconsolidated entities

For the year ended June 30, 2020, our impairment loss on unconsolidated entities was US$ 2,062,035, representing an increase of US$ 1,862,035 or 931.02%, as compared to the same period in 2019. The management performed evaluation on the impairment of the investment make to Tiancang Systematic Warehousing project operated by Zhen’Ai Network, and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Other Income

For the year ended June 30, 2020, our other income was US$ 38,797, representing a decrease of US$ 172,098, or 81.60%, as compared to other income of US$ 210,895 in the same period in 2019. The decrease in other income was primarily due to less sublease rental income of US$ 102,391 recorded during the year ended June 30, 2020. The management assessed the collectability of the rental receivable from the leasee, and determined that the collection could not be reasonably assured. Hence, we did not record sublease rental income on a prudent basis during the second half of fiscal year ended June 30, 2020. The decrease was also due to loss from disposal of property and equipment of US$ 60,211 during the year ended June 30, 2020.

Provision for Income Taxes

For the years ended June 30, 2020 and 2019, the Company’s provision for income taxes increased by US$ 302,796 or 38.45% to US$ 1,090,396 for the year ended June 30, 2020 from US$ 787,600 for the year ended June 30, 2019. The increase in provision for income taxes was mainly due to increase in deferred income tax provision which was partially offset by a decreased income tax provision which was in line with the decreased taxable income for the year ended June 30, 2020.

Net Income (Loss)

Our net loss was US$ 6,510,541 for year ended June 30, 2020, an increase of US$ 7,392,328 or 838.33% from net income of US$ 881,787 for the year ended June 30, 2019. The increase in net loss was primarily a result of the decrease in gross profit, purchase rebate income and income from equity method investments, and the increase in general and administrative expenses and impairment loss on unconsolidated entities, which was partially offset by the decrease in selling expenses.

Comprehensive Loss

The comprehensive loss was US$ 8,642,576 for the year ended June 30, 2020, an increase of US$ 6,811,117 from comprehensive loss of US$ 1,831,459 for the year ended June 30, 2019. After deduction of non-controlling interest, the comprehensive loss attributable to the Company was US$ 8,728,483 for the year ended June 30, 2020, compared to comprehensive loss attributable to the Company of US$ 1,878,623 for the year ended June 30, 2019. The reason of the significant increase of comprehensive loss was due to the increase in net loss as mentioned above.

Treasury Policies

We have established treasury policies with the objectives of achieving effective control of treasury operations and Treasury Policies

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2020 and 2019, we do not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and proceeds from our initial public offering, as well as from short-term loans and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 28, 2016, we completed the initial public offering of 190,354 shares of the Company’s common stock at a price of US$ 40.50 per share for gross proceeds of US$ 7.7 million and net proceeds of approximately US$ 5.4 million.

On September 27, 2018, we entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 181,967 of common stock at a purchase price of US$ 9 per share, for gross proceeds of US$ 1.6 million and net proceeds of approximately US$ 1.6 million.

On September 5, 2019, we entered into a securities purchase agreement with select investors whereby the Company sold 310,977 shares of common stock at a purchase price of US$ 4.68 per share, for the net proceeds of approximately US$ 1.5 million.

As of June 30, 2020, we had US$ 2,333,894 bank loan outstanding. Among which US$ 282,896 was fully repaid upon its maturity. On September 2, 2020, we secured another bank loan with Agricultural Bank of China, which provided us additional funding of US$ 282,896 through September 1, 2021. We expect that we will be able to renew our existing bank loan upon its maturity based on past experience and our good credit history.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019

Current Assets	$59,519,998	$60,962,375
Current Liabilities	11,347,325	10,481,756
Working Capital	$48,172,673	$50,480,619

The working capital decreased by US$ 2,307,946 or 4.6% as of June 30, 2020 from June 30, 2019, primarily as a result of a decrease in cash, partially offset by an increase in account receivables and advances to suppliers during the year ended June 30, 2020. We believe that we currently have sufficient working capital to operate our business.

As of June 30, 2020 and 2019, the other major component of our working capital is accounts receivable. The accounts receivable as of June 30, 2020 were US$ 11,008,485, an increase of approximately 13.7% from US$ 9,683,074 as of June 30, 2019. Due to the recent COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables. Management will continue putting effort in collection of overdue account receivables from the customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of June 30, 2020 and 2019, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2020 and 2019.

	For the years ended June 30,
	2020	2019

Net cash provided by (used in) operating activities	$(4,656,007)	$3,498,371
Net cash provided by (used in) investing activities	104,776	(246,391)
Net cash provided by financing activities	2,625,407	1,812,471
Effect of exchange rate changes on cash	(1,033,480)	(1,220,828)
Net increase (decrease) in cash	(2,959,304)	3,843,623
Cash, beginning of year	35,330,676	31,487,053
Cash, end of year	$32,371,372	$35,330,676

Operating Activities

Net cash used in operating activities during the year ended June 30, 2020 was approximately US$ 4.7 million, consisting of net loss of US$ 6.5 million, bad debt expenses of US$ 4.7 million, impairment loss on unconsolidated entities of US$ 2.1 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$ 4.8 million and accounts receivables of US$ 2.7 million. Net cash provided by operating activities during the year ended June 30, 2019 was approximately US$ 3.5 million, consisting of net income of US$ 0.9 million, bad debt expenses of US$ 4.4 million, US$ 0.4 million for the value of shares issued to IFG Fund for equity that we subsequently cancelled, and net changes in our operating assets and liabilities, which mainly included a decrease in account receivables of US$ 3.8 million and an increase in other payable of US$ 2.2 million, partially offset by an increase in advances to suppliers of US$ 7.5 million and a decrease in accounts payable of US$ 2.0 million.

Investing Activities

For the year ended June 30, 2020, net cash provided by investing activities was US$ 104,776, primarily due to the proceeds from disposal of property and equipment of US$ 79,225, as well as repayment of loans to third parties of US$ 38,279 during the year ended June 30, 2020. For the year ended June 30, 2019, net cash used in investing activities was approximately US$ 246,391, primarily due to the advances of loans to third parties of US$ 359,927 and acquisition of property and equipment and payment for construction in progress of US$ 137,806, partial offset by the repayments of loans from related parties US$ 251,342 during the year ended June 30, 2019.

Financing Activities

For the year ended June 30, 2020, net cash provided by financing activities amounted to approximately US$ 2.6 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million, proceeds from short-term loans of US$ 2.3 million and proceeds from advances from related parties of US$ 1.1 million, partially offset by the repayment of short-term loans of US$ 2.3 million. For the year ended June 30, 2019, net cash provided by financing activities amounted to US$ 1.8 million, primarily due to the proceeds from issuance of common stock of US$ 1.6 million, and proceeds from short-term loans of US$ 2.4 million, partially offset by the repayment of short-term loans of US$ 2.2 million.

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fiscal year ended June 30, 2020. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2020, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2020:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer has limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

3.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2020. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

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

Effective September 24, 2020, the Board of Directors (the “Board”) of Shineco, Inc. (the “Company”) accepted the resignation of Mr. Fenming Liu, the Company’s Chief Executive Officer. The resignation was not because of any disagreement with the Company known to the Board of on any matter related to the Company’s operations, policies, or practices. In connection with Mr. Zhang’s resignation there is no arrangement or understanding between Mr. Liu and the Company.

Effective September 24, 2020, the Board of Directors unanimously appointed Mr. Guocong Zhou, as the Chief Executive Officer (“CEO”). There is no arrangement or understanding between Mr. Zhou and any other person pursuant to which Mr. Zhou was selected as CEO, there is no family relationship between Mr. Zhou and any director or officer of the Company, and Mr. Zhou is not party to any transaction in which the Company is a participant. Mr. Zhou will continue to be entitled to participate in all employment benefit plans and policies of the Company generally available. Mr. Zhou’s annual salary will initially be $100,000.

Guocong Zhou, age 64, is a senior statistician. From February 1998 to May 2006, he served as the general manager of Nanjing Tianyi Trading Co., Ltd.; From June 2006 to July 2019, he served as the deputy general manager of Beijing Tenet-Jove Technological Development Co., Ltd. From August 2019 to March 2020, he served as the vice chairman of Shineco Zhong Hemp Technology Group Co., Ltd. From April 2020 to August 2020, he served as the executive director and general manager of Shanghai Jiaying International Trade Co., Ltd.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2020 There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Role	Since

Yuying Zhang	67	Chair of the Board, Chief Executive Officer and Director	2011

Sai (Sam) Wang	35	Chief Financial Officer and Director	2015*

Baolin Li	65	Director	2019

Jin Liu	54	Director (Independent)	2020

Yanzeng An	41	Director (Independent)	2019

Ning Chen	50	Director (Independent)	2020

Harry Edelson	48	Director (Independent)	2019

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

YuYing Zhang, age 67, has been Chairman of Shineco since 2011 and is the Chairman and CEO of the Company. He was the principal founder of Tenet-Jove, which was established in 1995 with his research and development of Luobuma functional fiber healthcare products. He has been the Chairman and CEO of Tenet-Jove since December 2003; under his leadership, the company has worked with more than 20 research institutions and enterprises and has obtained numerous national invention and new product patent rights for Luobuma product development. He also serves as a director in Tianjin Tenet Huatai Technological Development Co., Ltd. since 2003. From April 2014 to December 2014, he was the Chairman of the Board of Beijing Huiyin Ansheng Asset Management Co., Ltd. From 1995 to December 2003, he served as general manager of Tianjin Balas Technological Development Co., Ltd. Prior to starting Tenet-Jove in 1995, he was the deputy director at the Army Institute of Integrative Medicine. From 1991 to 1994, he was the Executive Director and Deputy General Manager at Shan Haidan Pharmaceutical Group, where he was responsible for strategic development planning and marketing. Mr. Zhang is a senior economist with a bachelor degree from China Central Radio and Television University in China. Mr. Zhang was chosen as director because his knowledge and extensive experience in research and development and management.

Sai (Sam) Wang, age 35, became our Chief Financial Officer in February 2015 and Director since 2016. Mr. Wang has worked for Shineco, Inc. since 2011 where he served as Financial Controller until his appointment as our Chief Financial Officer. Mr. Wang has been the supervisory director of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. since 2014. He serves as the General Manager of Qingdao Yinghuanhai International Logistics Co., Ltd. since 2012. Prior to joining Shineco, he worked for Citibank in Shenzhen from 2008 until 2011, where he served as Manager of Corporate Finance. Mr. Wang obtained a Masters in Commerce with a concentration in applied finance from The University of Queensland in 2010. In 2008, he received a bachelor’s degree in Accounting from Griffith University in Australia. Mr. Wang was chosen as a director because he has profound knowledge of our industry and he is experienced with our financial matters.

Baolin Li, age 65, From 1975 to 1985, Baolin Li was Chief Accountant in Shanghai Xianyingwu Livestock Farm. From 1986-1995, Baolin Li was Chief Accountant in Wujing Grain Administration, Food Bureau, Minhang District, Shanghai City. From 1996-1997, Baolin Li was Deputy Director in Wujing Grain Administration, Food Bureau, Minhang District, Shanghai City. Since July 2013, Baolin Li has been Legal Representative of Shanghai Jiazheng Investment Management Co.,Ltd. and Baolin Li has been Legal Representative of Yushe County Linbao Bio-energy Technology Co.,Ltd. and Yushe County Guangyuan Forest Development Co., Ltd. from February 2018 to date and from June 2018 to date respectively. Baolin Li graduated from Shanghai Minhang TV University in 1991. Mr. Li was chosen as a director because he has great experience in the biological industry.

Jin Liu, age 54, has served as Executive Vice-President of China Science & Merchants Investment Management Group since 2014. Mr. Liu has served as an independent director of JLU Communication (Symbol: 300597) since 2017. Mr. Liu has the certificate of independent director of listed company issued by Shenzhen Stock Exchange and has experience in the design and transformation of corporate governance structure, capital restructuring and M&A. Mr. Liu received a Master Degree in economics from Dongbei University of Finance & Economics. Mr. Liu was appointed as a Director of the Company because he is an expert in risk control, information disclosure, financial management of domestic and foreign listed companies.

Yanzeng An, age 41, From 2002 to 2005, Mr. An engaged in civil trial work in Dezhou Court in Shandong Province. From 2008 to 2015 Mr. An engaged in criminal trial work in Beijing Shijingshan District Court. From 2016 to date, Mr. An has been a Partner and lawyer at Beijing Bright Law Firm. Mr. An obtained his Bachelor of Laws from Yantai University and his Master of Laws in China University of Political Science and Law. Mr. An was chosen as a director because of his quality experience in the legal field.

Ning Chen, age 50, was chosen as a director because of his experience in financial management. Mr. Chen is currently the President of Jicai Capital Management (Beijing) Co., Ltd. From October 2017 to November 2018, Mr.Chen served as the CEO of Jijing Caihua Capital Management Co., Ltd. From June 2014 to October 2017, Mr. Chen was Executive Vice President of China Science and Merchants Capital Management Group. From September 2011 to June 2014, Mr. Chen was Vice President of Runjia Huasheng Investment Fund Management Co., Ltd. From January 1999 to September 2011, Mr. Chen worked in China Cinda Asset Management Corporation. From September 1995 to January 1999, Mr. Chen served as Director in New China Life Insurance Co., Ltd. From August 1993 to August 1995, Mr. Chen worked for Ping’an Insurance Corporation of China. From July 1992 to August 1993, Mr. Chen worked at People’s Bank of China.

Harry Edelson, CFA, CCP, CDP, is the Founder of Edelson Technology Partners, and President since 1980 of Edelson Technology, Inc., a company involved in consulting, fundraising, M&A, and investments. From 1984 until 2005 Mr. Edelson was an advisor and consultant for 10 multinational corporations (AT&T, Viacom, 3M, Ford Motor, Cincinnati Bell, Colgate-Palmolive, Reed Elsevier, Imation, Asea Brown Boveri and UPS). During this time he managed four technology-oriented strategic venture capital funds for the aforementioned 10 companies using corporate rather than pension money. He has served on over 150 boards of directors, 12 as chairman. At some time in the past five years, Harry Edelson served as a director of four private companies, Airwire, PogoTec, eChinaCash, Pathway Genomics, and one public company, China Gerui. Executive positions in industry include Senior Systems Computer Engineer for Unisys, Transmission Engineer for AT&T (1962-1967), CTO for Cities Service (1967-1970) and Director of Marketing for a terminal manufacturer serving the nascent internet industry (1971-1973). His experience in technology led him to a 12 year career as a securities analyst on Wall Street covering telecommunications, computers, and office equipment for three leading investment banking firms in the 1970s and 1980s. Harry obtained a BS in Physics from Brooklyn College in 1962, MBA from New York University Graduate School of Business in 1965, and completed a Graduate Program in Telecommunications Engineering at the Cornell Graduate School of Electrical Engineering in 1966. In 2007, Harry served as Chairman and Chief Executive Officer for China Opportunity Acquisition Corp., a SPAC that raised $40 million and merged with China Gerui in 2009. Mr. Edelson was a Council member of The Julliard School of Music Dance & Drama, and is the founder and still Chairman of the China Investment Group; and the founder and current member of the Chiness Cultural Foundation. Harry’s qualifications to serve as a director include decades of experience on Wall Street and various venture capital ventures. He has SPAC experience, vast board experience, and participated in numerous M&A transactions.

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

Board of Directors and Board Committees

Our board of directors currently consists of seven directors, four of whom — Jin Liu, Yanzeng An, Ning Chen and Harry Edelson — are independent, as such term is defined by The NASDAQ Capital Market.

Mr. Yuying Zhang currently holds the position of Chairman of the Board.

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

Director	Audit Committee	Compensation Committee	Nominating Committee
Jin Liu	(1)(2)(3)	(1)

Yanzeng An	(1)		(1)(2)

Harry Edelson	(1)	(1)

Ning Chen		(1)(2)	(1)

(1)	Committee member

(2)	Committee chair

(3)	Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Jin Liu.

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

The following table shows the annual compensation paid by us for the years ended June 30, 2020 and 2019 to YuYing Zhang, our principal executive officer. We are required to include the compensation of our CEO, regardless of his compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)		Total ($)

YuYing Zhang	2020	120,000	-	-	-	21,130	(2)	141,130
(Chairman) (1)	2019	120,000	-	-	-	18,180	(2)	138,180

(1)	Salaries were paid in RMB.

(2)	Mr. Zhang receives monthly payments for rent for his personal home and parking and $10,000 director fees.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2020.

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

Director Compensation

During the year ended June 30, 2020, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2020. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
YuYing Zhang	10,000	—	—	—	—	—	10,000
Sai (Sam) Wang	10,000	—	—	—	—	—	10,000
Baolin Li	10,000	—	—	—	—	—	10,000
Jin Liu	10,000	—	—	—	—	—	10,000
Yanzeng An	10,000	—	—	—	—	—	10,000
Ning Chen	10,000	—	—	—	—	—	10,000
Harry Edelson	36,000	—	—	—	—	—	36,000

(1)	All cash compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate at 1 RMB to 0.1466 USD.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 28, 2020, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percent (%) of Class
Yuying Zhang	common	127,016	4.18%
Sai (Sam) Wang	common	83,294	2.74%
Baolin Li	common	99,565	3.28%
Jin Liu	common	-	-
Yanzeng An	common	-	-
Ning Chen	common	-	-
Harry Edelson	common	-	-

All Officers and Directors as a Group (7 total)	common	309,875	10.2%

5% Shareholders Not Mentioned Above :
Jiping Chen	common	243,791	8.02%

Item 13.	Certain Relationships and Related Transactions

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

As of June 30, 2020, the outstanding amounts due from related parties consist of the following:

June 30, 2020

Yang Bin	$42,434
Beijing Huiyinansheng Asset Management Co., Ltd	21,217
Wang Qiwei	57,288
$120,939

DUE TO RELATED PARTIES

As of June 30, 2020, the Company had related party payables of US$ 1,355,919, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

June 30, 2020

Wu Yang	$90,598
Wang Sai	90,629
Chen Jiping	3,024
Zhou Guocong	648,308
Li Baolin	353,619
Zhao Min	169,741
$1,355,919

(1)	Yang Wu is the wife of Yin Weixing, one of our Directors.

(2)	Sai (Sam) WangSai (Sam) Wang is our Chief Financial Officer and Director. The Company paid to Wang Sai $90,629 for the related party payables in the year ended June 30, 2020.

(3)	Min Zhao is the wife of Yuying Zhang, our Chief Executive Officer and Chair of the Board.

SALES TO RELATED PARTIES

For the years ended June 30, 2020 and 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7 and Note 11), of US$ 2,990,910 and US$ 3,405,982, respectively. As of June 30, 2020 and 2019, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,567,160 and US$ 2,706,111, respectively.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Centurion ZD CPA, our independent accountants, for the fiscal year ended June 30, 2020 and 2019:

	Fiscal Year Ended June 30,
	2020	2019
Audit Fees(1)	$195,000	$195,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$195,000	$195,000

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees –This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

(1) Financial Statements

The financial statements for the years ended June 30, 2020 and 2019 are included in Part II, Item 8 of this Report.

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

SHINECO, INC. (Registrant)

Date: September 28, 2020	By:	/s/ Guocong Zhou
Guocong Zhou
Chief Executive Officer

Date: September 28, 2020	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guocong Zhou	Chief Executive Officer	September 28, 2020
Guocong Zhou	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	September 28, 2020
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Baolin Li	Director	September 28, 2020
Baolin Li

/s/ Jin Liu	Director	September 28, 2020
Jin Liu

/s/ Yanzeng An	Director	September 28, 2020
Yanzeng An

/s/ Ning Chen	Director	September 28, 2020
Ning Chen

/s/ Harry Edelson	Director	September 28, 2020
Harry Edelson

/s/ Yuying Zhang	Director	September 28, 2020
Yuying Zhang

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388 Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Shineco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Shineco, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2019.

Hong Kong, China

September 28, 2020

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$32,371,372	$35,330,676
Accounts receivable, net	11,008,485	9,683,074
Due from related parties	120,939	188,453
Inventories, net	1,799,876	2,215,559
Advances to suppliers, net	13,313,946	11,833,994
Other current assets	905,380	1,710,619
TOTAL CURRENT ASSETS	59,519,998	60,962,375

Property and equipment, net	9,489,484	10,667,730
Land use right, net of accumulated amortization	1,195,943	1,264,309
Investments	4,515,124	6,650,944
Distribution rights	1,043,887	1,074,736
Long-term deposit and other noncurrent assets	96,280	103,864
Right of use assets	3,227,895	-
Prepaid leases	-	2,857,344
Deferred tax assets	-	158,171
TOTAL ASSETS	$79,088,611	$83,739,473

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,333,894	$2,410,147
Accounts payable	148,209	220,119
Advances from customers	6,324	382,091
Due to related parties	1,355,919	234,500
Other payables and accrued expenses	4,018,684	3,893,027
Operating lease liabilities - current	97,633	-
Taxes payable	3,386,662	3,341,872
TOTAL CURRENT LIABILITIES	11,347,325	10,481,756

Income tax payable - noncurrent portion	566,022	625,603
Operating lease liabilities - non-current	401,891	-
Deferred tax liability	260,972	-
TOTAL LIABILITIES	12,576,210	11,107,359

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 3,039,943 and 2,544,203 shares issued and outstanding at June 30, 2020 and June 30, 2019*	3,040	2,544
Additional paid-in capital	27,302,051	24,779,684
Statutory reserve	4,198,107	4,198,107
Retained earnings	40,106,518	46,735,190
Accumulated other comprehensive loss	(6,283,835)	(4,184,024)
Total Stockholders’ equity of Shineco, Inc.	65,325,881	71,531,501
Non-controlling interest	1,186,520	1,100,613
TOTAL EQUITY	66,512,401	72,632,114

TOTAL LIABILITIES AND EQUITY	$79,088,611	$83,739,473

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2020	2019

REVENUE	$23,684,626	$31,220,040

COST OF REVENUE
Cost of product and services	17,507,674	22,175,906
Business and sales related tax	57,140	72,538
Total cost of revenue	17,564,814	22,248,444

GROSS PROFIT	6,119,812	8,971,596

OPERATING EXPENSES
General and administrative expenses	9,223,576	8,153,496
Selling expenses	385,848	702,685
Total operating expenses	9,609,424	8,856,181

INCOME (LOSS) FROM OPERATIONS	(3,489,612)	115,415

OTHER INCOME (EXPENSE)
Impairment loss on unconsolidated entities	(2,062,035)	(200,000)
Income from equity method investments	106,657	516,144
Purchase rebate income	-	1,038,931
Other income	38,797	210,895
Interest expense, net	(13,952)	(11,998)
Total other income (loss)	(1,930,533)	1,553,972

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,420,145)	1,669,387

PROVISION FOR INCOME TAXES	1,090,396	787,600

NET INCOME (LOSS)	(6,510,541)	881,787

Net income attributable to non-controlling interest	118,131	85,598

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(6,628,672)	$796,189

COMPREHENSIVE LOSS
Net income (loss)	$(6,510,541)	$881,787
Other comprehensive loss: foreign currency translation loss	(2,132,035)	(2,713,246)
Total comprehensive loss	(8,642,576)	(1,831,459)
Less: comprehensive income attributable to non-controlling interest	85,907	47,164

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(8,728,483)	$(1,878,623)

Weighted average number of shares basic and diluted*	2,949,166	2,496,938

Basic and diluted earnings (loss) per common share	$(2.25)	$0.32

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2018	2,362,236	$2,362	$23,189,974	$4,085,819	$46,051,289	$(1,509,212)	$1,053,449	$72,873,681

Stock issuance	181,967	182	1,589,710	-	-	-	-	1,589,892
Net income for the year	-	-	-	-	796,189	-	85,598	881,787
Appropriation of statutory reserve	-	-	-	112,288	(112,288)	-	-	-
Foreign currency translation loss	-	-	-	-	-	(2,674,812)	(38,434)	(2,713,246)
Balance at June 30, 2019	2,544,203	$2,544	$24,779,684	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	$72,632,114

Stock issuance	495,740	496	2,522,367	-	-	-	-	2,522,863
Net income (loss) for the year	-	-	-	-	(6,628,672)	-	118,131	(6,510,541)
Foreign currency translation loss	-	-	-	-	-	(2,099,811)	(32,224)	(2,132,035)
Balance at June 30, 2020	3,039,943	$3,040	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,510,541)	$881,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,173,778	791,534
Loss from disposal of property and equipment	60,211	-
Provision for doubtful accounts	4,718,317	4,379,780
Provision for (reversal of) inventory reserve	205,443	(3,657)
Deferred tax benefit (provision)	416,834	(170,483)
Income from equity method investments	(106,657)	(516,145)
Impairment loss on unconsolidated entities	2,062,035	200,000
Value of shares issued to IFG Fund for equity, we subsequently cancelled	-	434,000
Restricted shares issued for management	1,022,660	-

Changes in operating assets and liabilities:
Accounts receivable	(2,653,944)	3,766,419
Advances to suppliers	(4,768,490)	(7,501,401)
Inventories	148,540	68,009
Other receivables	(671,306)	(179,366)
Prepaid expense and other assets	442,796	(10,875)
Due from related parties	62,438	(64,317)
Right of use assets	(340,610)	-
Prepaid leases	-	420,677
Accounts payable	(65,945)	(1,985,657)
Advances from customers	(366,762)	367,545
Other payables	446,854	2,220,059
Taxes payable	68,343	400,462
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,656,007)	3,498,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(12,728)	(96,038)
Proceeds from disposal of property and equipment	79,225	-
Payment for construction in progress	-	(41,768)
Repayments (advances) of loans to third parties	38,279	(359,927)
Repayments of loans from related parties	-	251,342
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	104,776	(246,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,346,453	2,418,162
Proceeds from other short-term loans	-	43,967
Repayment of short-term loans	(2,346,453)	(2,198,330)
Repayment of other short-term loans	(7,110)	(85,491)
Proceeds from issuance of common stock	1,500,203	1,589,892
Proceeds from advances from related parties	1,132,314	44,271
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,625,407	1,812,471

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(1,033,480)	(1,220,828)

NET INCREASE (DECREASE) IN CASH	(2,959,304)	3,843,623

CASH - Beginning of the Year	35,330,676	31,487,053

CASH - End of the Year	$32,371,372	$35,330,676

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$670,769	$694,084
Cash paid for interest	$116,438	$115,384

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$900,356	$-

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2020	June 30, 2019

Current assets	$58,350,565	$57,328,097
Plant and equipment, net	8,168,594	8,965,671
Other non-current assets	11,054,954	11,028,775
Total assets	77,574,113	77,322,543
Total liabilities	(6,189,172)	(6,090,955)
Net assets	$71,384,941	$71,231,588

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income (loss) of these entities are reported separately in the consolidated statements of income (loss) and comprehensive loss.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2020 and 2019, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2020 and 2019, the allowance for doubtful accounts was US$ 5,235,436 and US$ 4,323,141, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2020 and 2019, the inventory reserve was US$ 1,121,408 and US$ 944,167, respectively.

Advances to Suppliers, net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2020 and 2019, the Company had an allowance for uncollectible advances to suppliers of US$ 3,342,590 and US$ 431,646, respectively.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$ 0.5 million, with corresponding ROU assets of US$ 3.6 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

Property and Equipment, Net

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

Land Use Rights, Net

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the years ended June 30, 2020 and 2019, the Company recorded an impairment loss on unconsolidated entities amounted to US$ 2,062,035 and US$ 200,000, respectively.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at June 30, 2020 and 2019. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at June 30, 2020, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2015 and thereafter. As of June 30, 2020, the tax years ended December 31, 2014 through December 31, 2019 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2020 and 2019 were translated at 1 RMB to 0.1414 USD and at 1 RMB to 0.1456 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2020 and 2019 were at 1 RMB to 0.1422 USD and at 1 RMB to 0.1466 USD, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net income (loss) and other comprehensive loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive loss in the consolidated statements of income (loss) and comprehensive loss.

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended June 30, 2020 and 2019.

New Accounting Pronouncements

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

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s financial statements.

NOTE 3 – INVENTORIES, NET

The inventories, net consisted of the following:

	June 30, 2020	June 30, 2019

Raw materials	$958,206	$974,639
Work-in-process	529,655	651,769
Finished goods	1,433,423	1,533,318
Less: inventory reserve	(1,121,408)	(944,167)
Total inventories, net	$1,799,876	$2,215,559

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2020	June 30, 2019

Buildings	$11,525,458	$11,994,407
Building improvements	-	79,628
Machinery and equipment	860,610	930,109
Motor vehicles	57,630	81,541
Construction in progress	-	78,407
Office equipment	231,174	219,605
Farmland leasehold improvements	2,974,508	3,062,410
	15,649,380	16,446,107
Less: accumulated depreciation and amortization	(6,159,896)	(5,778,377)
Total property and equipment, net	$9,489,484	$10,667,730

Depreciation and amortization expense charged to operations was US$ 749,083 and US$ 753,087 for the years ended June 30, 2020 and 2019, respectively.

Farmland leasehold improvements consist of following:

	June 30, 2020	June 30, 2019

Blueberry farmland leasehold improvements	$2,285,149	$2,352,679
Yew tree planting base reconstruction	256,021	263,587
Greenhouse renovation	433,338	446,144
Total farmland leasehold improvements	$2,974,508	$3,062,410

NOTE 5 - LAND USE RIGHTS, NET

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

	June 30, 2020	June 30, 2019

Land use rights	$1,573,325	$1,619,820
Less: accumulated amortization	(377,382)	(355,511)
Total land use rights, net	$1,195,943	$1,264,309

For the years ended June 30, 2020 and 2019, the Company recognized amortization expense of US$ 36,876 and US$ 38,447, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending June 30:

2021	$31,466
2022	31,466
2023	31,466
2024	31,466
2025	31,466
Thereafter	1,038,613
Total	$1,195,943

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of June 30, 2020, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,043,887).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded income of US$ 106,657 and US$ 516,144 for years ended June 30, 2020 and 2019, respectively, from the investments, which was included in “Income from equity method investments” in the consolidated statements of income (loss) and comprehensive loss (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the years ended June 30, 2020 and 2019, a total of US$ Nil and US$ 1,038,931 was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB 14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. The Company considered it’s unlikely to obtain any investment income in the future, and decided the make a fully impairment on this investment during the year ended June 30, 2020.

On November 21, 2016, the Company (the “Investor”) entered into an agreement with Original Lab Inc., a California corporation (the “Investee”), and made a payment of US$ 200,000 in exchange for the right to acquire certain shares of the Investee’s common and preferred stock. The Company considered it’s unlikely to obtain any investment income in the future, and decided the make a fully impairment on this investment during the year ended June 30, 2019.

The Company’s investments in unconsolidated entities consist of the following:

	June 30, 2020	June 30, 2019

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,690,419	$3,717,277
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	824,705	822,058
Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd.	-	2,111,609
Total investment	$4,515,124	$6,650,944

Summarized financial information of unconsolidated entities is as follows:

	June 30, 2020	June 30, 2019

Current assets	$38,546,879	$35,675,858
Noncurrent assets	324,725	241,580
Current liabilities	29,671,104	26,668,485

	For the years ended June 30
	2020	2019

Net sales	$30,552,645	$32,023,745
Gross profit	2,838,942	3,902,665
Income from operations	207,934	1,120,351
Net income	217,668	1,053,357

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

June 30, 2020

Rights of use lease assets	$3,227,895

Operating lease liabilities – current	$97,633
Operating lease liabilities – non-current	401,891
Total operating lease liabilities	$499,524

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2020:

June 30, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.26
Weighted average discount rate	5.0%

Rent expense totaled US$ 801,191 and US$ 1,034,116 for the years ended June 30, 2020 and 2019, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020:

2021	$580,286
2022	325,380
2023	323,305
2024	323,305
2025	323,305
Thereafter	1,426,708
Total lease payments	3,302,289
Less: imputed interest	(74,394)
Less: prepayments	(2,728,371)
Present value of lease liabilities	$499,524

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	June 30, 2019	Maturity Date	Int. Rate/Year
Agricultural Bank of China-c*	$282,896	2020-8-22	5.60%
Agricultural Bank of China-b	636,517	2020-12-23	4.65%
Agricultural Bank of China-b	1,414,481	2021-2-24	5.66%
Total short-term loans	$2,333,894

Lender	June 30, 2019	Maturity Date	Int. Rate/Year
MY Bank-a*	$7,282	2019-8-29	15.80%
Agricultural Bank of China-b*	291,256	2019-8-12	5.66%
Agricultural Bank of China-b*	655,327	2019-11-13	3.92%
Agricultural Bank of China-c*	1,456,282	2020-2-25	5.66%
Total short-term loans	$2,410,147

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Not collateralized or guaranteed.

b.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

c.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 116,438 and US$ 115,384 for the years ended June 30, 2020 and 2019, respectively. The annual weighted average interest rates are 5.14% and 5.42% for the years ended June 30, 2020 and 2019, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	26,252
Inventory	56,451
Other current assets	179,436
Distribution rights	1,043,887
Property, plant and equipment	13,666
Advance from customers	(76,017)
Tax payable	(16,408)
Deferred tax liabilities	(260,972)
Salary payable	(24,399)
Accrued liabilities and other current liabilities	(966,171)
Non-controlling interest	1,386
Goodwill	1,981,716
Total purchase price for acquisition, net of US$ 21,447 of cash	$1,958,827

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,043,887	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the year ended June 30, 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of June 30, 2020 and 2019, the outstanding amounts due from related parties consist of the following:

	June 30, 2020	June 30, 2019

Yang Bin	$42,434	$43,688
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	21,217	21,873
Beijing Shengguang Tianyi Clothing Co., Ltd (b.)	-	63,911
Wang Qiwei	57,288	58,981
Total due from related parties	$120,939	$188,453

a.	This Company is wholly owned by one of the Company’s senior management.

b.	This Company is wholly owned by one of the Company’s shareholders.

DUE TO RELATED PARTIES

As of June 30, 2020 and 2019, the Company had related party payables of US$ 1,355,919 and US$ 234,500, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	June 30, 2020	June 30, 2019

Wu Yang	$90,598	$93,275
Wang Sai	90,629	8,738
Chen Jiping	3,024	989
Zhang Yuying	-	2,913
Zhou Guocong	648,308	-
Li Baolin	353,619	-
Zhao Min	169,741	128,585
Total due to related parties	$1,355,919	$234,500

SALES TO RELATED PARTIES

For the years ended June 30, 2020 and 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 2,990,910 and US$ 3,405,982, respectively. As of June 30, 2020 and 2019, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,567,160 and US$ 2,706,111, respectively.

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

i) The components of the income tax expense (benefit) are as follows:

	For the years ended June 30,
	2020	2019
Current income tax provision	$673,562	$958,083
Deferred income tax provision (benefit)	416,834	(170,483)
Total income tax expense	$1,090,396	$787,600

	June 30, 2020	June 30, 2019
Deferred tax assets:
Allowance for doubtful accounts	$428,879	$197,962
Inventory reserve	252,022	228,893
Net operating loss carry-forwards	504,754	519,671
Total	1,185,655	946,526
Valuation allowance	(1,185,655)	(519,671)
Total deferred tax assets	-	426,855
Deferred tax liability:
Distribution rights	(260,972)	(268,684)
Total deferred tax liability	(260,972)	(268,684)
Deferred tax assets (liability), net	$(260,972)	$158,171

Movement of the valuation allowance:

	June 30, 2020	June 30, 2019

Beginning balance	$519,671	$539,061
Current year addition	680,901	-
Exchange difference	(14,917)	(19,390)
Ending balance	$1,185,655	$519,671

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2020 and 2019.

(c) Taxes Payable

Taxes payable consists of the following:

	June 30, 2020	June 30, 2019

Income tax payable	$3,424,043	$3,425,080
Value added tax payable	522,615	536,486
Business tax and other taxes payable	6,026	5,909
Total tax payable	3,952,684	3,967,475
Less: current portion	3,386,662	3,341,872
Income tax payable - noncurrent portion	$566,022	$625,603

NOTE 13 - SHAREHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 190,354 shares of common stock at a price of US$ 40.50 per share for gross proceeds of US$ 7.7 million and net proceeds of approximately US$ 5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT.”

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of June 30, 2020 and 2019, the balance of the required statutory reserves was US$ 4,198,107 and US$ 4,198,107, respectively.

On January 23, 2018, Shineco, Inc. entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with IFG Opportunity Fund LLC (“IFG Fund”) whereby, upon the terms and subject to the conditions and limitations set forth therein, the Company had the right, from time to time in its sole discretion during the 24-month term of the Purchase Agreement, to direct IFG Fund to purchase up to a total of US$ 15,000,000 worth of shares of common stock. As consideration for IFG Fund to enter into the Purchase Agreement, the Company agreed to issue 22,222 shares of the Company’s Common Stock (the “Commitment Shares”) to IFG Fund. The Purchase Shares are being offered in an indirect primary offering consisting of an equity line of credit, in accordance with the terms and conditions of the Purchase Agreement. The total number of Purchase Shares shall not exceed 444,444. On January 23, 2018, the Company issued the Commitment Shares to IFG Fund. On July 3, 2018, the Company and IFG Fund entered into a termination agreement, dated July 3, 2018 (the “Termination Agreement”) effective as of July 3, 2018, to terminate the Purchase Agreement and the Registration Rights Agreement. IFG retained the 22,222 commitment shares which were valued at US$ 434,000 and written off during the nine months ended March 31, 2019.

On September 27, 2018, the Company entered into a securities purchase agreement with selected investors whereby the Company agreed to sell up to 181,967 of common stock at a purchase price of US$ 9 per share, for gross proceeds to the Company of approximately US$ 1,637,700 (the “2018 Offering”). After deducting the offering cost, the net proceeds the Company received was US$ 1,589,892. The 2018 Offering closed on September 28, 2018. The 2018 Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

On May 8, 2019, TNB, filed with the United States Securities and Exchange Commission a Notice of Exempt Offering of Securities on Form D regarding an offering (“Offering”) of simple agreement for future tokens. Tenet-Jove intends to use the net proceeds from sales of the tokens to develop land and facilities for cultivating industrial hemp in China under a newly formed wholly owned subsidiary (the “Operations”). The minimum target amount in this private placement is $1,000,000. Once Shineco raises $1,000,000, investors will have the option to convert smart contracts that represent preferred stock into Shinceo’s common stock. For this, smart contracts that shall be convertible into common stock at the following ratio of 180:1. If Shineco raises $1,000,000 in this private placement, then up to 55,556 shares of common stock will be issued pursuant to the following calculation if the smart contract holders choose to convert their smart contracts that represent preferred stock into Shinceo’s common stock:

1. Each smart contract is $ 0.1;

2. $1,000,000 can get 10,000,000 smart contracts. ($1,000,000 divided by 0.1 equals to 10,000,000 smart contracts.)

3. The conversion ratio of smart contracts to common stock is 180:1

4. Therefore,-10,000,000-smart-contracts-divided by 180 -equals-55,556-common stock.

Shineco plans to issue no more than 444,444 shares in connection with this transaction, specifically for the exchange of smart contracts.

On September 3, 2019, the Company granted 184,763 restricted shares to its employees as compensation cost for awards. The fair value of the restricted shares was US$ 1,022,660 based on the closing stock price US$ 5.54 at September 3, 2019. These restricted shares were vested immediately from the grant date.

On September 5, 2019, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 310,977 shares of common stock (the “Shares”) at a purchase price of US$ 4.68 per Share. The net proceeds that the Company received was US$ 1,500,203. The offering is being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 32,358,252 and US$ 35,311,106 as of June 30, 2020 and 2019, respectively.

During the years ended June 30, 2020 and 2019, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2020, three customers accounted for approximately 15%, 13% and 10% of the Company’s total sales, respectively. At June 30, 2020, five customers accounted for approximately 67% of the Company’s accounts receivable.

For the year ended June 30, 2019, four customers accounted for approximately 13%, 11%, 11% and 11% of the Company’s total sales, respectively. At June 30, 2019, three customers accounted for approximately 49% of the Company’s accounts receivable.

For the year ended June 30, 2020, four vendors accounted for approximately 30%, 16%, 12% and 11% of the Company’s total purchases, respectively. For the year ended June 30, 2019, three vendors accounted for approximately 40%, 13% and 10% of the Company’s total purchases, respectively.

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

The following table presents summarized information by segment for the year ended June 30, 2020:

	For the year ended June 30, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$168,241	$13,266,050	$10,250,335	$23,684,626
Cost of revenue and related business and sales tax	245,650	10,041,795	7,277,369	17,564,814
Gross profit (loss)	(77,409)	3,224,255	2,972,966	6,119,812
Gross profit (loss) %	(46.0)%	24.3%	29.0%	25.8%

The following table presents summarized information by segment for the year ended June 30, 2019:

	For the year ended June 30, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$661,778	$13,708,166	$16,850,096	$31,220,040
Cost of revenue and related business and sales tax	304,253	10,337,936	11,606,255	22,248,444
Gross profit	357,525	3,370,230	5,243,841	8,971,596
Gross profit %	54.0%	24.6%	31.1%	28.7%

Total Assets as of

	June 30, 2020	June 30, 2019

Luobuma products	$2,836,450	$6,268,974
Herbal products	43,855,815	45,095,019
Other agricultural products	32,396,346	32,375,480
Total assets	$79,088,611	$83,739,473

NOTE 17 - SUBSEQUENT EVENTS

On July 10, 2020, the Company’s shareholders approved to effect a 1-for-9 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share with the market effective date of August 14, 2020. As a result of the Reverse Stock Split, each nine pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholder. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock remains at 100,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at $0.001 per share. As of August 14, 2020 (immediately prior to the effective date), there were 27,333,428 common stock outstanding, and the number of common stock outstanding after the Reverse Stock Split is 3,037,048,  taking into account of the effect of rounding fractional shares into whole shares. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

On August 31, 2020, the Company entered into a loan agreement with Agricultural Bank of China to borrow US$ 282,896 as working capital for one year. The Company made the withdraw in an amount of US$ 282,896 on September 2, 2020, which will be due on September 1, 2021. The loan bears a fixed interest rate of 5.655% per annum. The loan is collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

These consolidated financial statements were approved by management and available for issuance on October 25, 2020, and the Company has evaluated subsequent events through this date. No significant or material subsequent events required adjustments to or disclosure in these consolidated financial statements except the above mentioned matters.

