Form 10-Q
period 2020-09-30
SHINECO, INC.
filed 2020-11-16
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, the registrant had 3,039,943 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$23,130,106	$32,371,372
Accounts receivable, net	12,257,280	11,008,485
Due from related parties	125,713	120,939
Inventories, net	3,843,944	1,799,876
Advances to suppliers, net	20,083,865	13,313,946
Other current assets	3,723,229	905,380
TOTAL CURRENT ASSETS	63,164,137	59,519,998

Property and equipment, net	9,709,334	9,489,484
Land use right, net of accumulated amortization	1,234,806	1,195,943
Investments	4,708,898	4,515,124
Distribution rights	1,085,092	1,043,887
Long-term deposit and other noncurrent assets	98,964	96,280
Right of use assets	3,204,393	3,227,895
TOTAL ASSETS	$83,205,624	$79,088,611

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$2,426,019	$2,333,894
Accounts payable	159,665	148,209
Advances from customers	6,930	6,324
Due to related parties	1,383,813	1,355,919
Other payables and accrued expenses	6,308,263	4,018,684
Operating lease liabilities - current	92,909	97,633
Taxes payable	3,438,773	3,386,662
TOTAL CURRENT LIABILITIES	13,816,372	11,347,325

Income tax payable - noncurrent portion	566,022	566,022
Operating lease liabilities - non-current	424,605	401,891
Deferred tax liability	271,273	260,972
TOTAL LIABILITIES	15,078,272	12,576,210

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized;
3,039,943 and 3,039,943 shares issued and outstanding at September 30, 2020 and June 30, 2020*	3,040	3,040
Additional paid-in capital	27,302,051	27,302,051
Statutory reserve	4,199,964	4,198,107
Retained earnings	39,047,151	40,106,518
Accumulated other comprehensive loss	(3,662,816)	(6,283,835)
Total Stockholders’ equity of Shineco, Inc.	66,889,390	65,325,881
Non-controlling interest	1,237,962	1,186,520
TOTAL EQUITY	68,127,352	66,512,401

TOTAL LIABILITIES AND EQUITY	$83,205,624	$79,088,611

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,
	2020	2019

REVENUE	$4,143,383	$7,046,781

COST OF REVENUE
Cost of product and services	3,222,611	5,394,423
Business and sales related tax	12,191	12,463
Total cost of revenue	3,234,802	5,406,886

GROSS PROFIT	908,581	1,639,895

OPERATING EXPENSES
General and administrative expenses	1,820,732	3,354,643
Selling expenses	33,635	121,886
Total operating expenses	1,854,367	3,476,529

LOSS FROM OPERATIONS	(945,786)	(1,836,634)

OTHER INCOME (EXPENSE)
Income from equity method investments	15,287	69,899
Other income (expense)	2,788	(9,754)
Interest expense, net	(19,972)	(3,126)
Total other income (expense)	(1,897)	57,019

LOSS BEFORE PROVISION FOR INCOME TAXES	(947,683)	(1,779,615)

PROVISION (BENEFIT) FOR INCOME TAXES	105,297	(4,783)

NET LOSS	(1,052,980)	(1,774,832)

Net income attributable to non-controlling interest	4,530	17,805

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(1,057,510)	$(1,792,637)

COMPREHENSIVE LOSS
Net loss	$(1,052,980)	$(1,774,832)
Other comprehensive income (loss): foreign currency translation income (loss)	2,667,931	(2,858,537)
Total comprehensive income (loss)	1,614,951	(4,633,369)
Less: comprehensive income (loss) attributable to non-controlling interest	51,442	(24,360)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$1,563,509	$(4,609,009)

Weighted average number of shares basic and diluted*	3,037,048	2,687,433

Basic and diluted loss per common share	$(0.35)	$(0.67)

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	COMMON STOCK			ADDITIONAL PAID-IN	STATUTORY	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES		AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2019	2,541,308	(*)	$2,541	$24,779,687	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	72,632,114

Stock issuance	495,740	(*)	496	2,522,367	-	-	-	-	2,522,863
Net income (loss) for the year	-		-	-	-	(1,792,637)	-	17,805	(1,774,832)
Foreign currency translation loss	-		-	-	-	-	(2,816,372)	(42,165)	(2,858,537)
Balance at September 30, 2019	3,037,048	(*)	$3,037	$27,302,054	$4,198,107	$44,942,553	$(7,000,396)	$1,076,253	$70,521,608

Balance at June 30, 2020	3,039,943	(*)	$3,040	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Net income (loss) for the year	-		-	-	1,857	(1,059,367)	-	4,530	(1,052,980)
Foreign currency translation gain	-		-	-	-	-	2,621,019	46,912	2,667,931
Balance at September 30, 2020	3,039,943	(*)	$3,040	$27,302,051	$4,199,964	$39,047,151	$(3,662,816)	$1,237,962	$68,127,352

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,052,980)	$(1,774,832)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	204,786	187,429
Loss from disposal of property and equipment	-	61,098
Provision for doubtful accounts	1,049,672	1,334,666
Provision for inventory reserve	13,831	177,197
Deferred tax benefit	-	(145,624)
Loss from equity method investments	(15,287)	(69,899)
Amortization of right of use assets	111,215	-
Restricted shares issued for management	-	1,022,661

Changes in operating assets and liabilities:
Accounts receivable	(1,413,046)	(539,538)
Advances to suppliers	(6,557,896)	2,974,205
Inventories	(1,953,484)	(32,176)
Other receivables	(1,741,772)	(891,900)
Prepaid expense and other assets	(557)	245,005
Due from related parties	-	59,550
Right of use assets	-	(2,858,396)
Prepaid leases	-	2,796,461
Accounts payable	5,511	37,914
Advances from customers	350	(367,577)
Other payables	2,332,197	(50,311)
Operating lease liabilities	(7,931)	-
Taxes payable	(74,637)	(20,058)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,100,028)	2,145,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(1,497)
Proceeds from disposal of property and equipment	-	79,387
Payment for construction in progress	-	(2,118)
Advances of loans to third parties	(1,228,630)	(56,992)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,228,630)	18,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	289,089	285,051
Repayment of short-term loans	(289,089)	(285,051)
Repayment of other short-term loans	-	(7,126)
Proceeds from issuance of common stock	-	1,500,203
Proceeds from (repayments of) advances from related parties	(11,429)	62,554
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,429)	1,555,631

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,098,821	(1,438,380)

NET INCREASE (DECREASE) IN CASH	(9,241,266)	2,281,906

CASH - Beginning of the Period	32,371,372	35,330,676

CASH - End of the Period	$23,130,106	$37,612,582

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$469,853	$-
Cash paid for interest	$29,622	$30,277

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$413,810

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

We ceased the business operation of Xinjiang Taihe and Runze in September 2020 and October 2020, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2020, which was filed on September 28, 2020.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities; and income information are as follows:

	September 30, 2020	June 30, 2020

Current assets	$61,596,986	$58,350,565
Plant and equipment, net	8,350,796	8,168,594
Other non-current assets	9,223,659	11,054,954
Total assets	79,171,441	77,574,113
Total liabilities	(7,496,725)	(6,189,172)
Net assets	$71,674,716	$71,384,941

	For the three months ended September 30,
	2020	2019

Net sales	$4,122,691	$7,011,877
Gross profit	$912,427	$1,805,879
Income (loss) from operations	$(294,564)	$522,355
Net income (loss)	$(400,077)	$569,490

Non-controlling Interests

US GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income of these entities are reported separately in the unaudited condensed consolidated statements of income (loss) and comprehensive loss.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2020 and June 30, 2020 the allowance for doubtful accounts was US$ 6,065,185 and US$ 5,235,436, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2020 and June 30, 2020, the inventory reserve was US$ 1,179,743 and US$ 1,121,408, respectively.

Advances to Suppliers, net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2020 and June 30, 2020, the Company had an allowance for uncollectible advances to suppliers of US$ 3,900,865 and US$ 3,342,590, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments and long-term prepaid leases. For the three months ended September 30, 2020 and 2019, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not have any uncertain tax positions at June 30, 2020 and 2019. The Company has not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at June 30, 2020, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2017 and thereafter. As of September 30, 2020, the tax years ended December 31, 2014 through December 31, 2019 for the Company’s People’s Republic of China (“PRC”) subsidiaries remain open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2020 and June 30, 2020 were translated at 1 RMB to 0.1470 USD and at 1 RMB to 0.1414 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2020 and 2019 were at 1 RMB to 0.1445 USD and at 1 RMB to 0.1425 USD, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net income (loss) and other comprehensive loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive loss in the unaudited condensed consolidated statements of income (loss) and comprehensive loss.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2020 and 2019.

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

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s financial statements.

NOTE 3 – INVENTORIES, NET

The inventories, net consisted of the following:

	September 30, 2020	June 30, 2020

Raw materials	$702,649	$958,206
Work-in-process	2,621,429	529,655
Finished goods	1,699,609	1,433,423
Less: inventory reserve	(1,179,743)	(1,121,408)
Total inventories, net	$3,843,944	$1,799,876

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2020	June 30, 2020

Buildings	$11,980,396	$11,525,458
Machinery and equipment	894,580	860,610
Motor vehicles	59,905	57,630
Office equipment	240,300	231,174
Farmland leasehold improvements	3,091,919	2,974,508
	16,267,100	15,649,380
Less: accumulated depreciation and amortization	(6,557,766)	(6,159,896)
Total property and equipment, net	$9,709,334	$9,489,484

Depreciation and amortization expense charged to operations was US$ 152,107 and US$ 178,215 for the three months ended September 30, 2020 and 2019, respectively.

Farmland leasehold improvements consist of following:

	September 30, 2020	June 30, 2020

Blueberry farmland leasehold improvements	$2,375,350	$2,285,149
Yew tree planting base reconstruction	266,127	256,021
Greenhouse renovation	450,442	433,338
Total farmland leasehold improvements	$3,091,919	$2,974,508

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

	September 30, 2020	June 30, 2020

Land use rights	$1,635,428	$1,573,325
Less: accumulated amortization	(400,622)	(377,382)
Total land use rights, net	$1,234,806	$1,195,943

For the three months ended September 30, 2020 and 2019, the Company recognized amortization expense of US$ 9,300 and US$ 9,214, respectively.

The estimated future amortization expenses are as follows:

Twelve months ending September 30:

2021	$32,709
2022	32,709
2023	32,709
2024	32,709
2025	32,709
Thereafter	1,071,261
Total	$1,234,806

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of June 30, 2020, the distribution rights were evaluated at RMB 7,380,000 (US$ 1,085,092).

NOTE 7 - INVESTMENTS

Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise to invest a total of RMB 6.8 million (approximately US$ 1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two equity investments were formed as new business entities to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the Brand name “Sunsimiao”. The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group income of US$ 15,287 and US$ 69,899 for the three months ended September 30, 2020 and 2019, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income (loss) and comprehensive loss (see Note 11).

Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2020 and 2019, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies, respectively.

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

The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2020	June 30, 2020

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$3,853,750	$3,690,419
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	855,148	824,705
Total investment	$4,708,898	$4,515,124

Summarized financial information of unconsolidated entities is as follows:

	September 30, 2020	June 30, 2020

Current assets	$39,876,243	$38,546,879
Noncurrent assets	385,893	324,725
Current liabilities	30,667,280	29,671,104

	For the three months ended September 30,
	2020	2019

Net sales	$7,890,100	$7,540,520
Gross profit	554,304	764,612
Income from operations	24,327	138,891
Net income	31,198	144,590

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

The Company leases offices space under non-cancelable operating leases, with terms ranging from one to six years. In addition, one of the Company’s controlled subsidiaries, Zhisheng Group entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit and Chinese yew trees. The lease terms vary from 5 years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payment is recognized on a straight-line basis over the lease term. Leases with initial term of 12 months or less are not recorded on the balance sheet.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discount lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	September 30, 2020	June 30, 2020

Rights of use lease assets	$3,204,393	$3,227,895

Operating lease liabilities – current	92,909	97,633
Operating lease liabilities – non-current	424,605	401,891
Total operating lease liabilities	$517,514	$499,524

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30. 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.23	9.26
Weighted average discount rate	5.0	5.0

Rent expense totaled US$113,115 and US$ 92,325 for the three months ended September 30, 2020 and 2019, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020:

2021	$300,401
2022	277,157
2023	328,920
2024	328,920
2025	319,213
Thereafter	1,720,775
Total lease payments	3,275,386
Less: imputed interest	(70,991)
Less: prepayments	(2,686,881)
Present value of lease liabilities	$517,514

NOTE 9 - SHORT-TERM LOANS

Short-term loans consist of the following:

Lender	September 30, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a	$661,642	2020/12/31	4.65%
Agricultural Bank of China-a	1,470,314	2021/2/27	5.66%
Agricultural Bank of China-b	294,063	2021/9/1	5.66%
Total short-term loans	$2,426,019

Lender	June 30, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-b*	$282,896	2020-8-22	5.60%
Agricultural Bank of China-a	636,517	2020-12-23	4.65%
Agricultural Bank of China-a	1,414,481	2021-2-24	5.66%
Total short-term loans	$2,333,894

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company, unrelated to the Company and also by Jiping Chen, a shareholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of the Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expense of US$ 29,622 and US$ 30,277 for the three months ended September 30, 2020 and 2019, respectively. The annual weighted average interest rates are 5.31% and 5.31% for the three months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	27,288
Inventory	58,679
Other current assets	186,519
Distribution rights	1,085,092
Property, plant and equipment	14,205
Advance from customers	(79,017)
Tax payable	(17,056)
Deferred tax liabilities	(271,273)
Salary payable	(25,362)
Accrued liabilities and other current liabilities	(1,004,308)
Non-controlling interest	1,440
Goodwill	2,059,939
Total purchase price for acquisition, net of US$ 22,294 of cash	$2,036,146

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

The fair value of distribution rights and its estimated useful lives is as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,085,092	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the three months ended September 30, 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of September 30, 2020 and June 30, 2020, the outstanding amounts due from related parties consist of the following:

	September 30, 2020	June 30, 2020

Yang Bin	$44,109	$42,434
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	22,055	21,217
Wang Qiwei	59,549	57,288
Total due from related parties	$125,713	$120,939

a.	This Company is wholly owned by one of the Company’s senior management.

b.	This Company is wholly owned by one of the Company’s shareholders.

DUE TO RELATED PARTIES

As of September 30, 2020 and June 30, 2020, the Company had related party payables of US$ 1,355,919 and US$ 1,355,919, respectively, mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

	September 30, 2020	June 30, 2020

Wu Yang	$94,174	$90,598
Wang Sai	90,964	90,629
Chen Jiping	3,024	3,024
Zhou Guocong	799,548	648,308
Li Baolin	220,546	353,619
Zhao Min	175,557	169,741
Total due to related parties	$1,383,813	$1,355,919

SALES TO RELATED PARTIES

For the three months ended September 30, 2020 and 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$759,366 and US$ 795,548, respectively. As of September 30, 2020 and June 30, 2020, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 1,722,124 and US$ 1,567,160, respectively.

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

i) The components of the income tax expense (benefit) are as follows:

	For the three months ended September 30,
	2020	2019
Current income tax provision	$105,297	$140,841
Deferred income tax provision (benefit)	-	(145,624)
Total income tax expense	$105,297	$(4,783)

	September 30, 2020	June 30, 2020
Deferred tax assets:
Allowance for doubtful accounts	$498,846	$428,879
Inventory reserve	265,487	252,022
Net operating loss carry-forwards	524,678	504,754
Total	1,289,011	1,185,655
Valuation allowance	(1,289,011)	(1,185,655)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(271,273)	(260,972)
Total deferred tax liability	(271,273)	(260,972)
Deferred tax liability, net	$(271,273)	$(260,972

Movement of the valuation allowance:

	September 30, 2020	June 30, 2020

Beginning balance	$1,185,655	$519,671
Current year addition	56,555	680,901
Exchange difference	(46,801)	(14,917)
Ending balance	$1,289,011	$1,185,655

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2020 and 2019.

(c) Taxes Payable

Taxes payable consists of the following:

	September 30, 2020	June 30, 2020

Income tax payable	$3,457,740	$3,424,043
Value added tax payable	540,730	522,615
Business tax and other taxes payable	6,325	6,026
Total tax payable	4,004,795	3,952,684
Less: current portion	3,438,773	3,386,662
Income tax payable - noncurrent portion	$566,022	$566,022

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. As of June 30, 2020 and 2019, the balance of the required statutory reserves was US$ 4,199,964 and US$ 4,198,107, respectively.

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

On July 10, 2020, the Company’s shareholders approved to effect a 1-for-9 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share with the market effective date of August 14, 2020. As a result of the Reverse Stock Split, each nine pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholder. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock remains at 100,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at $0.001 per share. As of August 14, 2020 (immediately prior to the effective date), there were 27,333,428 common stock outstanding, and the number of common stock outstanding after the Reverse Stock Split is 3,037,048, taking into account of the effect of rounding fractional shares into whole shares. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 23,113,638 and US$ 32,358,252 as of September 30, 2020 and June 30, 2020, respectively.

During the three months ended September 30, 2020 and 2019, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2020, four customers accounted for approximately 18%, 15%, 14% and 10% of the Company’s total sales, respectively. At September 30, 2020, five customers accounted for approximately 64% of the Company’s accounts receivable.

For the three months ended September 30, 2019, five customers accounted for approximately 14%, 12%, 11%, 10% and 10% of the Company’s total sales, respectively.

For the three months ended September 30, 2020, three vendors accounted for approximately 51%, 13% and 10% of the Company’s total purchases, respectively. For the three months ended September 30, 2019, three vendors accounted for approximately 36%, 16% and 12% of the Company’s total purchases, respectively.

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

The following table presents summarized information by segment for the three months ended September 30, 2020:

	For the three months ended September 30, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$24,615	$3,135,406	$983,362	$4,143,383
Cost of revenue and related business and sales tax	28,462	2,492,463	713,877	3,234,802
Gross profit (loss)	(3,847)	642,943	269,485	908,581
Gross profit (loss) %	(16)%	20.5%	27.4%	21.9%

The following table presents summarized information by segment for the three months ended September 30, 2019:

	For the three months ended September 30, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$65,519	$3,300,321	$3,680,941	$7,046,781
Cost of revenue and related business and sales tax	231,504	2,599,404	2,575,978	5,406,886
Gross profit	(165,985)	700,917	1,104,963	1,639,895
Gross profit %	(253.3)%	21.2%	30.0%	23.3%

Total Assets as of

	September 30, 2020	June 30, 2020

Luobuma products	$3,265,271	$2,836,450
Herbal products	45,107,523	43,855,815
Other agricultural products	34,832,830	32,396,346
Total assets	$83,205,624	$79,088,611

NOTE 17 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 16, 2020, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

The following discussion and analysis of the results of our operations and financial condition for the three months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes to those unaudited condensed consolidated financial statements that are included elsewhere in this Report and our annual report on Form 10-K for the twelve months ended June 30, 2020 and 2019, including the consolidated financial statements and notes thereto. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

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

We ceased the business operation of Xinjiang Taihe and Runze in September 2020 and October 2020, respectively.

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

COVID-19 Impact

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. The outbreak resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores remained closed or had limited business operations after the Chinese New Year holiday until early April 2020. In addition, COVID-19 had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenues. Although we have taken all possible measures to overcome the adverse impact derived from the COVID-19 outbreak and have resumed our normal business activities in early May 2020. Our management believes the outbreak had a negative impact on our operation result during the three months ended September 30, 2020. Our revenue for the three months ended September 30, 2020 were approximately US$ 4.1 million, a decrease of approximately US$ 2.9 million or 41.2% from approximately US$ 7.0 million for the same period in 2019. As of the date of this report, the COVID-19 outbreak in China appears to have been under relative control. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2020 and June 30, 2020 the allowance for doubtful accounts was US$ 6,065,185 and US$ 5,235,436, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2020 and June 30, 2020, the inventory reserve was US$ 1,179,743 and US$ 1,121,408, respectively.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Overview

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Variance
	2020	2019	Amount	%
Revenue	$4,143,383	$7,046,781	$(2,903,398)	(41.20)%
Cost of revenue	3,234,802	5,406,886	(2,172,084)	(40.17)%
Gross profit	908,581	1,639,895	(731,314)	(44.60)%
General and administrative expenses	1,820,732	3,354,643	(1,533,911)	(45.73)%
Selling expenses	33,635	121,886	(88,251)	(72.40)%
Loss from operations	(945,786)	(1,836,634)	890,848	(48.50)%
Income from equity method investments	15,287	69,899	(54,612)	(78.13)%
Other income (expense)	2,788	(9,754)	12,542	(128.58)%
Interest expense, net	(19,972)	(3,126)	(16,846)	538.90%
Loss before income tax provision	(947,683)	(1,779,615)	831,932	(46.75)%
Provision (benefit) for income taxes	105,297	(4,783)	110,080	(2,301.48)%
Net loss	$(1,052,980)	$(1,774,832)	$721,852	(40.67)%
Comprehensive income (loss) attributable to Shineco Inc.	$1,563,509	$(4,609,009)	$6,172,518	(133.92)%

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

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$24,615	0.60%	$65,519	2.12%	$(40,904)	(62.43)%
Chinese medicinal herbal products	3,135,406	75.67%	3,300,321	43.91%	(164,915)	(5.00)%
Other agricultural products	983,362	23.73%	3,680,941	53.97%	(2,697,579)	(73.29)%
Total Amount	$4,143,383	100.00%	$7,046,781	100.00%	$(2,903,398)	(41.20)%

For the three months ended September 30, 2020 and 2019, revenue from sales of Luobuma products was US$ 24,615 and US$ 65,519, respectively, which represented a decrease of US$ 40,904 or 62.43%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. Since last year, we did not launch new products, and we mainly focused on clearing off our old stocks. In addition, our sales of Luobuma products were affected by the COVID-19 outbreak, as a result, sales decreased during the three months ended September 30, 2020 as compared to the same period in 2019.

For the three months ended September 30, 2020 and 2019, revenue from sales of Chinese medicinal herbal products was US$ 3,135,406 and US$ 3,300,321, respectively, representing a slight decrease of US$ 164,915 or 5.00%. Due to the COVID-19 outbreak, people become more health conscious and wear masks at public area, which resulted in a reduction of the incidence of other illness, hence, our sales of Chinese medicinal herbal products decreased during the three months ended September 30, 2020 as compared to the same period in 2019.

For the three months ended September 30, 2020 and 2019, revenue from sales of other agricultural products was US$ 983,362 and US$ 3,680,941, respectively, representing a decrease of US$ 2,697,579 or 73.29%. The decrease was mainly due to the decline of sales volume of yew trees during the three months ended September 30, 2020 as compared to the same period in 2019. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the three months ended September 30, 2020 as compared to the same period in 2019. In addition, the decrease was also due to a shift in our business strategy as our yet trees business is adversely affected by the COVID-19. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extracted Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer, in the future.

Cost of Revenue and related tax

The following table sets forth the breakdown of the Company’s cost of revenue for each of our three segments, for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$28,462	0.87%	$231,381	4.28%	$(202,919)	(87.70)%
Chinese medicinal herbal products	2,481,321	76.71%	2,589,930	47.90%	(108,609)	(4.19)%
Other agricultural products	712,828	22.04%	2,573,112	47.59%	(1,860,284)	(72.30)%
Business and sales related tax	12,191	0.38%	12,463	0.23%	(272)	(2.18)%
Total Amount	$3,234,802	100.00%	$5,406,886	100.00%	$(2,172,084)	(40.17)%

For the three months ended September 30, 2020 and 2019, cost of revenue from sales of our Luobuma products was US$ 28,462 and US$ 231,381, respectively, representing a decrease of US$ 202,919 or 87.70%. The decrease was mainly due to the decrease in cost of revenue as we sold less products, which was in line with the decrease in sales, the decrease was also due to the decreased allowance we accrued for our slow-moving inventories during the three months ended September 30, 2020.

For the three months ended September 30, 2020 and 2019, cost of revenue from sales of Chinese medicinal herbal products was US$ 2,481,321 and US$ 2,589,930, respectively, representing a decrease of US$ 108,609 or 4.19%. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

For the three months ended September 30, 2020 and 2019, cost of revenue from sales of other agricultural products was US$ 712,828 and US$ 2,573,112, respectively, representing a decrease of US$ 1,860,284 or 72.30%. The decrease was mainly due to less yew trees we sold during the three months ended September 30, 2020 as compared to the same period in 2019 as mentioned above. The percentage of decrease in cost of revenue was proportional to the percentage of the decrease in sales.

Gross Profit

The following table sets forth the breakdown of the Company’s gross profit for each of our three segments, for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$(3,847)	(0.42)%	$(165,985)	(10.12)%	$162,138	(97.68)%
Chinese medicinal herbal products	642,943	70.76%	700,917	42.74%	(57,974)	(8.27)%
Other agricultural products	269,485	29.66%	1,104,963	67.38%	(835,478)	(75.61)%
Total Amount	$908,581	100.00%	$1,639,895	100.00%	$(731,314)	(44.60)%

Gross loss from Luobuma product sales reduced by US$ 162,138 or 97.68% for the three months ended September 30, 2020 as compared to the same period in 2019. During the three months ended September 30, 2020, our gross loss or negative gross profit was US$ 3,847, it was mainly due to clearance of our old stocks, as we sold some of our products below their original costs during the three months ended September 30, 2020. Hence, resulted in a negative gross profit during the year ended June 30, 2020. However, our negative gross profit decreased which was mainly due to less allowance we accrued for our slow-moving inventories amounted to US$ 163,366 during the three months ended September 30, 2020 as compared to the same period in 2019.

Gross profit from sales of Chinese medicinal herbal products decreased by US$ 57,974 or 8.27% for the three months ended September 30, 2020 as compared to the same period in 2019. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Gross profit from sales of other agricultural products decreased by US$ 835,478 or 75.61% for the three months ended September 30, 2020 as compared to the same period in 2019. As mentioned above, the decrease was mainly due to less yew trees we sold during the three months ended September 30, 2020 as mentioned above. The percentage of the variance in gross profit was proportional to the percentage of the variance in revenue due to the stable gross margin of our products.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,				Variance
	2020	%	2019	%	Amount	%
General and administrative expenses	$1,820,732	98.19%	$3,354,643	96.49%	$(1,533,911)	(45.73)%
Selling expenses	33,635	1.81%	121,886	3.51%	(88,251)	(72.40)%
Total Amount	$1,854,367	100.00%	$3,476,529	100.00%	$(1,622,162	(46.66)%

General and Administrative Expenses

For the three months ended September 30, 2020, our general and administrative expenses were US$ 1,820,732, representing a decrease of US$ 1,533,911 for three months ended September 30 or 45.73%, as compared to the same period in 2019. The decrease in general and administrative expenses was mainly due to a decrease in staff salary expenses as we issued restricted shares to the management as compensation of US$ 1,022,661 last year, as well as a decrease in bad debt expense of US$ 284,994 during the three months ended September 30, 2020.

Selling Expenses

For the three months ended September 30, 2020, our selling and distribution expenses were US$ 33,635, representing a decrease of US$ 88,251, or 72.40%, as compared to the same period in 2019. The decrease was mainly due to the decrease in promotion expense, commission expenses for our online shops of Tenet-Jove which was in line with the decrease in our sales during the three months ended September 30, 2020. The decrease was also due to the decrease in salary related expenses as a result of reduced number of staff during the three months ended September 30, 2020.

Income from Equity Method Investments

We are 49% owners in two equity investment companies with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded net income of US$ 15,287 and US$ 69,899 from these equity method investments for the for the three months ended September 30, 2020 and 2019, respectively. The decrease in net income was primarily due to lower net profit in the two 49% equity investment companies in the current period.

Provision for Income Taxes

For the three months ended September 30, 2020 and 2019, the Company’s provision for income taxes increased by US$ 108,987 or 2,278.63% to US$ 104,204 for the three months ended September 30, 2020 from an income tax benefit of US$ 4,783 for the three months ended September 30, 2019. The increase in provision for income taxes was mainly due to the decreased deferred income tax benefits arisen from the allowance for doubtful accounts and inventory reserve during the three months ended September 30, 2020 as compared to the same period of 2019.

Net Loss

Our net loss was US$ 1,052,980 for three months ended September 30, 2020, a decrease of US$ 721,852 or 40.67% from net loss of US$ 1,774,832 for three months ended September 30, 2019. The decrease in net loss was primarily a result of the decrease in decrease in general and administrative expenses, which was partially offset by the decrease in gross profit.

Comprehensive Income (Loss)

The comprehensive income was US$ 1,614,951 for the three months ended September 30, 2020, an increase of US$ 6,248,320 from comprehensive loss of US$ 4,633,369 for the three months ended September 30, 2019. After deduction of non-controlling interest, the comprehensive income attributable to the Company was US$ 1,563,509 for the three months ended September 30, 2020, compared to comprehensive loss attributable to the Company of US$ 4,609,009 for the three months ended September 30, 2019. The reason of the significant increase of comprehensive income was due to the increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2020 and June 30, 2020, we do not engage in any foreign currency borrowings or loan contracts.

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

As of September 30, 2020, we had US$ 2,426,019 bank loan outstanding. We expect that we will be able to renew our existing bank loan upon its maturity based on past experience and our good credit history.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020

Current Assets	$63,164,137	$59,519,998
Current Liabilities	13,816,372	11,347,325
Working Capital	$49,347,765	$48,172,673

The working capital remained relatively stable with a slight increased by US$ 1,175,092 or 2.4% as of September 30, 2020 from June 30, 2020, primarily as a result of an increase in advances to suppliers, inventories, other current assets and account receivables, partially offset by a decrease in cash during the three months ended September 30, 2020. We believe that we currently have sufficient working capital to operate our business.

As of September 30, 2020 and June 30, 2020, the other major component of our working capital is accounts receivable. The accounts receivable as of September 30, 2020 were US$ 12,257,280, an increase of approximately 11.3% from US$ 11,008,485 as of June 30, 2020. Due to the recent COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables. Management will continue putting effort in collection of overdue account receivables from the customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of September 30, 2020 from June 30, 2020, we had no material capital commitments or contingent liabilities.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2020 and 2019.

	For the three months ended September30,
	2020	2019

Net cash provided by (used in) operating activities	$(9,100,028)	$2,145,875
Net cash provided by (used in) investing activities	(1,228,630)	18,780
Net cash provided by (used in) financing activities	(11,429)	1,555,631
Effect of exchange rate changes on cash	1,098,821	(1,438,380)
Net increase (decrease) in cash	(9,241,266)	2,281,906
Cash, beginning of period	32,371,372	35,330,676
Cash, end of period	$23,130,106	$37,612,582

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2020 was approximately US$ 9.1 million, consisting of net loss of US$ 1.1 million, bad debt expenses of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$ 6.6 million inventories of US$ 2.0 million, other receivables of US$ 1.7 million and accounts receivables of US$ 1.4 million, partially offset by the increase in other payable of US$ 2.3 million. Net cash provided by operating activities during the three months ended September 30, 2019 was approximately US$ 2.1 million, consisting of net loss of US$ 1.8 million, bad debt expenses of US$ 1.3 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$ 3.0 million, partially offset by the increase in other receivables of US$ 0.9 million.

Investing Activities

For the three months ended September 30, 2020, net used in by investing activities was US$ 1.2 million, primarily due to the advances of loans to third parties of US$ 1.2 million during the three months ended September 30, 2020. For the three months ended September 30, 2019, net cash provided by investing activities was approximately US$ 18,780, primarily due to the proceeds from disposal of property and equipment of US$ 79,387, partial offset by advances of loans to third parties of US$ 56,992 during the three months ended September 30, 2019.

Financing Activities

For the three months ended September 30, 2020, net cash used in financing activities amounted to approximately US$ 11,429, primarily due to the repayment of advances from related parties of US$ 11,429. For the three months ended September 30, 2019, net cash provided by financing activities amounted to US$ 1.6 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million, and proceeds from short-term loans of US$ 0.3 million, partially offset by the repayment of short-term loans of US$ 0.3 million.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our first fiscal quarter of 2021. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sale of equity securities during the three months ended September 30, 2020.

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

SHINECO, INC.

Dated: November 16, 2020	By:	/s/ Guocong Zhou
Guocong Zhou
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2020	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

