Form 10-Q
period 2020-12-31
SHINECO, INC.
filed 2021-02-19
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1001, Building T5, DaZu Square,

Daxing District, Beijing

People’s Republic of China 100176

(Address of principal executive offices) (Zip Code)

(+86) 10-87227366

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TYHT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 19, 2021, there were 3,644,843 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$24,358,992	$32,371,372
Accounts receivable, net	8,696,782	11,008,485
Due from related parties	130,883	120,939
Inventories, net	3,015,659	1,799,876
Advances to suppliers, net	17,869,691	13,313,946
Other current assets	4,926,925	905,380
TOTAL CURRENT ASSETS	58,998,932	59,519,998

Property and equipment, net	6,215,051	9,489,484
Land use right, net of accumulated amortization	1,276,916	1,195,943
Investments	2,838,383	4,515,124
Distribution rights	1,129,711	1,043,887
Long-term deposit and other noncurrent assets	101,871	96,280
Right of use assets	3,181,849	3,227,895
TOTAL ASSETS	$73,742,713	$79,088,611

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,836,928	$2,333,894
Accounts payable	143,640	148,209
Advances from customers	6,805	6,324
Due to related parties	1,416,360	1,355,919
Other payables and accrued expenses	6,832,262	4,018,684
Operating lease liabilities - current	97,916	97,633
Taxes payable	3,417,388	3,386,662
TOTAL CURRENT LIABILITIES	13,751,299	11,347,325

Income tax payable - noncurrent portion	566,022	566,022
Operating lease liabilities - non-current	447,489	401,891
Deferred tax liability	282,428	260,972
TOTAL LIABILITIES	15,047,238	12,576,210

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 3,644,843 and 3,039,943 shares issued and outstanding at December 31, 2020 and June 30, 2020*	3,645	3,040
Additional paid-in capital	28,944,533	27,302,051
Statutory reserve	4,198,107	4,198,107
Retained earnings	26,030,095	40,106,518
Accumulated other comprehensive loss	(1,288,073)	(6,283,835)
Total Stockholders’ equity of Shineco, Inc.	57,888,307	65,325,881
Non-controlling interest	807,168	1,186,520
TOTAL EQUITY	58,695,475	66,512,401

TOTAL LIABILITIES AND EQUITY	$73,742,713	$79,088,611

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2020	2019	2020	2019

REVENUE	$7,206,364	$14,915,393	$3,062,981	$7,868,612

COST OF REVENUE
Cost of product and services	6,301,226	10,882,848	3,078,615	5,488,425
Stock written off due to natural disaster	2,629,687	-	2,629,687	-
Business and sales related tax	21,940	27,663	9,749	15,200
Total cost of revenue	8,952,853	10,910,511	5,718,051	5,503,625

GROSS PROFIT (LOSS)	(1,746,489)	4,004,882	(2,655,070)	2,364,987

OPERATING EXPENSES
General and administrative expenses	8,608,121	5,446,957	6,787,389	2,092,314
Selling expenses	54,345	195,155	20,710	73,269
Total operating expenses	8,662,466	5,642,112	6,808,099	2,165,583

INCOME (LOSS) FROM OPERATIONS	(10,408,955)	(1,637,230)	(9,463,169)	199,404

OTHER INCOME (EXPENSE)
Income (loss) from equity method investments	(1,975,729)	140,582	(1,991,016)	70,683
Other income (expense), net	(2,038,192)	38,457	(2,040,980)	48,211
Interest income (expense), net	(30,525)	(308)	(10,553)	2,818
Total other income (expense)	(4,044,446)	178,731	(4,042,549)	121,712

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(14,453,401)	(1,458,499)	(13,505,718)	321,116

PROVISION (BENEFIT) FOR INCOME TAXES	83,106	164,392	(22,191)	169,175

NET INCOME (LOSS)	(14,536,507)	(1,622,891)	(13,483,527)	151,941

Net income (loss) attributable to non-controlling interest	(460,084)	57,263	(464,614)	39,458

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(14,076,423)	$(1,680,154)	$(13,018,913)	$112,483

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(14,536,507)	$(1,622,891)	$(13,483,527)	$151,941
Other comprehensive income (loss): foreign currency translation income (loss)	5,076,494	(1,110,841)	2,408,563	1,747,696
Total comprehensive income (loss)	(9,460,013)	(2,733,732)	(11,074,964)	1,899,637
Less: comprehensive income (loss) attributable to non-controlling interest	(379,352)	41,787	(430,794)	66,147

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(9,080,661)	$(2,775,519)	$(10,644,170)	$1,833,490

Weighted average number of shares basic and diluted*	3,112,268	2,862,240	3,184,593	3,037,048

Basic and diluted earnings (loss) per common share	$(4.52)	$(0.59)	$(4.09)	$0.04

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2019	2,541,308	$2,541	$24,779,687	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	72,632,114

Stock issuance	495,740	496	2,522,367	-	-	-	-	2,522,863
Net income (loss) for the period	-	-	-	-	(1,680,154)	-	57,263	(1,622,891)
Foreign currency translation loss	-	-	-	-	-	(1,095,365)	(15,476)	(1,110,841)
Balance at December 31, 2019	3,037,048	$3,037	$27,302,054	$4,198,107	$45,055,036	$(5,279,389)	$1,142,400	$72,421,245

Balance at June 30, 2020	3,039,943	$3,040	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Stock issuance	604,900	605	1,642,482	-	-	-	-	1,643,087
Net income loss for the period	-	-	-	-	(14,076,423)	-	(460,084)	(14,536,507)
Foreign currency translation gain	-	-	-	-	-	4,995,762	80,732	5,076,494
Balance at September 30, 2020	3,644,843	$3,645	$28,944,533	$4,198,107	$26,030,095	$(1,288,073)	$807,168	$58,695,475

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at September 30, 2019	3,037,048	$3,037	$27,302,054	$4,198,107	$44,942,553	$(7,000,396)	$1,076,253	$70,521,608

Net income for the period	-	-	-	-	112,483	-	39,458	151,941
Foreign currency translation gain	-	-	-	-	-	1,721,007	26,689	1,747,696
Balance at December 31, 2019	3,037,048	$3,037	$27,302,054	$4,198,107	$45,055,036	$(5,279,389)	$1,142,400	$72,421,245

Balance at September 30, 2020	3,039,943	$3,040	$27,302,051	$4,199,964	$39,047,151	$(3,662,816)	$1,237,962	$68,127,352

Stock issuance	604,900	605	1,642,482	-	-	-	-	1,643,087
Net loss for the period	-	-	-	(1,857)	(13,017,056)	-	(464,614)	(13,483,527)
Foreign currency translation gain	-	-	-	-	-	2,374,743	33,820	2,408,563
Balance at December 31, 2020	3,644,843	$3,645	$28,944,533	$4,198,107	$26,030,095	$(1,288,073)	$807,168	$58,695,475

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,536,507)	$(1,622,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	374,026	664,380
Loss from disposal of property and equipment	2,124,108	59,974
Provision for doubtful accounts	7,059,664	2,556,565
Provision for inventory reserve	90,174	173,948
Stock written off due to natural disaster	2,629,687	-
Deferred tax benefit	-	(169,510)
Loss (income) from equity method investments	1,975,729	(140,582)
Amortization of right of use assets	268,872	-
Restricted shares issued for management	-	1,022,661

Changes in operating assets and liabilities:
Accounts receivable	(1,711,312)	(650,613)
Advances to suppliers	(5,563,610)	5,305,586
Inventories	(3,750,008)	(604,780)
Other receivables	(2,782,803)	(740,709)
Prepaid expense and other assets	(13,968)	429,782
Due from related parties	-	62,427
Right of use assets	-	(102,123)
Accounts payable	(16,163)	(60,925)
Advances from customers	(38)	(366,510)
Other payables	2,647,835	256,188
Operating lease liabilities	(8,103)	-
Taxes payable	(224,067)	40,610
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,436,484)	6,113,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(1,494)
Proceeds from disposal of property and equipment	1,476,788	79,233
Advances of loans to third parties	(1,255,270)	(56,857)
NET CASH PROVIDED BY INVESTING ACTIVITIES	221,518	20,882

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	295,358	284,499
Repayment of short-term loans	(959,912)	(924,621)
Repayment of other short-term loans	-	(7,112)
Proceeds from issuance of common stock	1,643,087	1,500,203
Proceeds from (repayments of) advances from related parties	(21,208)	262,132
NET CASH PROVIDED BY FINANCING ACTIVITIES	957,325	1,115,101

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,245,261	(492,344)

NET INCREASE (DECREASE) IN CASH	(8,012,380)	6,757,117

CASH - Beginning of the Period	32,371,372	35,330,676

CASH - End of the Period	$24,358,992	$42,087,793

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$611,061	$139,906
Cash paid for interest	$63,267	$58,266

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$413,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Shineco, Inc. (“Shineco” or the “Company”) was incorporated in the State of Delaware on August 20, 1997. The Company is a holding company whose primary purpose is to develop business opportunities in the People’s Republic of China (the “PRC” or “China”).

On December 30, 2004, the Company acquired all of the issued and outstanding shares of Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”), a PRC company, in exchange for restricted shares of the Company’s common stock, and the sole operating business of the Company became that of its subsidiary, Tenet-Jove. Tenet-Jove was incorporated on December 15, 2003 under the laws of China. Consequently, Tenet-Jove became a 100% owned subsidiary of Shineco and was officially granted the status of a wholly foreign-owned entity by Chinese authorities on July 14, 2006. This transaction was accounted for as a recapitalization. Tenet-Jove owns 90% interest of Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

On December 31, 2008, June 11, 2011, and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement, and an Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”), and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng VIEs.”

Pursuant to the VIE Agreements, Tenet-Jove has the exclusive right to provide to the Zhisheng VIEs and Ankang Longevity Group consulting services related to their business operations and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng VIEs and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has gained effective control over the Zhisheng VIEs and Ankang Longevity Group. Therefore, the Zhisheng VIEs and Ankang Longevity Group are treated as variable interest entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation.” Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

Since Shineco is effectively controlled by the majority shareholders of the Zhisheng VIEs and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and its VIEs, the Zhisheng VIEs and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove, and the VIEs of Tenet-Jove are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco was accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Tenet-Jove and its VIEs had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On May 2, 2017, the Company entered into a Strategic Cooperation Agreement with Beijing Zhongke Biorefinery Engineering Technology Co., Ltd. (“Biorefinery”), a leading high-tech biomass refining company financially backed by the Chinese Academy of Sciences Institute of Process Engineering, to establish the Institute of Chinese Apocynum Industrial Technology Research (“ICAITR”). Pursuant to the Strategic Cooperation Agreement, the two parties agreed to establish the ICAITR, with the Company and Biorefinery owning 80% and 20% of the equity interests of ICAITR, respectively. Shineco invested RMB5.0 million (US$737,745) as the registered capital, and Biorefinery would invest a technology patent named “Steam Explosion Degumming.”

On September 30, 2017, Tenet-Jove established Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) with registered capital of RMB10.0 million (US$1,502,650). On September 30, 2017, Tenet-Jove established Xinjiang Tianyi Runze Bioengineering Co., Ltd. (“Runze”) with registered capital of RMB10.0 million (US$1,502,650). Xinjiang Taihe and Runze became wholly-owned subsidiaries of Tenet-Jove.

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB14,000,000 (approximately US$2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement and required Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company completed the acquisition for 51% of the shares in Tianjin Tajite.

On October 27, 2017, the Company, through its subsidiary Tianjin Tajite, obtained contractual rights to distribute branded products of Daiso Industries Co., Ltd. (“Daiso”), a large franchise of 100-yen shops founded in Japan, via JD.com, one of the largest e-commerce companies and one of the largest retailers in China. On November 3, 2017, the Company further developed the cooperation with Daiso by entering into a supply and purchase agreement (the “Daiso Agreement”) for the purpose of establishing a continuous supply and sale of Daiso’s products in China. Pursuant to the Daiso Agreement, the Company planned to purchase Daiso Products in the amount of approximately RMB20 million by August 2018 and add orders as circumstance requires. The term of the Daiso Agreement is for one year, and it renews for an additional one-year at the end of each term unless terminated by written notice by either Tianjin Tajite or Daiso. Due to the policy of China Customs, many of the bestselling products of Daiso are not allowed to be imported through the general form of trade model, but only through cross-border e-commence business model. As a result, the Company and Daiso agreed to suspend the cooperation temporarily and wait for the opening of the China-Japan-South Korea Free Trade Zone.

On November 1, 2017, the Company established an Apocynum Industrial Park in Xinjiang, China. The industrial park is focusing on planting and purchasing Bluish Dogbane and processing and distributing Bluish Dogbane preliminary products.

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB10.0 million (US$1,502,650). TNB became a wholly-owned subsidiary of Tenet-Jove.

On August 22, 2019, Tenet-Jove established Shineco Zhong Hemp Group Co., Ltd. (“Zhong Hemp”) with registered capital of RMB200.0 million (US$28,237,022) and owns 60% interest of Zhong Hemp.

We ceased the business operation of Xinjiang Taihe and Runze in September 2020 and October 2020, respectively.

The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling of Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) the Zhisheng VIEs are engaged in the business of planting, processing, and distributing of green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2020, which was filed on September 28, 2020.

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries and VIEs. All intercompany accounts and transactions have been eliminated in consolidation.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	December 31, 2020	June 30, 2020

Current assets	$56,029,627	$58,350,565
Plant and equipment, net	4,815,657	8,168,594
Other non-current assets	7,381,416	11,054,954
Total assets	68,226,700	77,574,113
Total liabilities	(6,980,675)	(6,189,172)
Net assets	$61,246,025	$71,384,941

	For the six months ended December 31,		For the three months ended December 31,
	2020	2019	2020	2019
Net sales	$7,143,989	$14,833,330	$3,021,298	$7,821,453
Gross profit (loss)	$(1,688,871)	$4,135,280	$(2,601,299)	$2,329,402
Income (loss) from operations	$(9,115,036)	$1,750,589	$(8,820,472)	$1,228,235
Net income (loss)	$(12,852,247)	$1,706,646	$(12,452,170)	$1,137,156

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income of these entities are reported separately in the unaudited condensed consolidated statements of income (loss) and comprehensive loss.

Risks and Uncertainties

The operations of the Company are located in the PRC and are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things. Although the Company has not experienced losses from these factors and believes that it is in compliance with existing laws and regulations, there is no guarantee that the Company will continue to do so in the future.

Members of the current management team own controlling interests in the Company and are also the owners of the VIEs in the PRC. The Company only controls the VIEs through contractual arrangements, which obligate it to absorb the risk of loss and to receive the residual expected returns. As such, the controlling shareholders of the Company and the VIEs could cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain control of the VIEs. In addition, should these agreements be challenged or litigated, they would also be subject to the laws and courts of the PRC legal system, which could make enforcing the Company’s rights difficult.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant, and equipment, and intangible assets, the recoverability of long-lived assets, and the valuation of accounts receivable, deferred taxes, and inventory reserves. Actual results could differ from those estimates.

Revenue Recognition

The Company previously recognized revenue from sales of Luobuma products, Chinese medicinal herbal products, and agricultural products, as well as providing logistic services and other processing services to external customers. The Company recognized revenue when all of the following have occurred: (i) there was persuasive evidence of an arrangement with a customer; (ii) delivery had occurred or services had been rendered; (iii) the sales price was fixed or determinable; and (iv) the Company’s collection of such fees was reasonably assured. These criteria, as related to the Company’s revenue, were considered to have been met as follows:

Sales of products: The Company recognized revenue from the sale of products when the goods were delivered and title to the goods passed to the customer, provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from the provision of services: Revenue from international freight forwarding, domestic air, and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2020 and June 30, 2020, the Company had no cash equivalents.

Under PRC law, it is generally required that a commercial bank in the PRC that holds third-party cash deposits protect the depositors’ rights over and interests in their deposited money. PRC banks are subject to a series of risk control regulatory standards, and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis. The Company monitors the banks utilized and has not experienced any problems.

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2020 and June 30, 2020, the allowance for doubtful accounts was US$ 9,298,867 and US$ 5,235,436, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2020 and June 30, 2020, the inventory reserve was US$ 1,307,076 and US$ 1,121,408, respectively.

Advances to Suppliers, net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2020 and June 30, 2020, the Company had an allowance for uncollectible advances to suppliers of US$ 5,923,262 and US$ 3,342,590, respectively.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a bargain gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values on the date acquired and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the net assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities, including those arising from contingencies and contingent consideration in a business combination.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach, which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$ 0.5 million, with corresponding ROU assets of US$ 3.6 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for additions, major renewals, and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided on a straight-line basis, less estimated residual value, if any, over an asset’s estimated useful life. Farmland leasehold improvements are amortized over the shorter of lease term or estimated useful lives of the underlying assets. The estimated useful lives of the Company’s property and equipment are as follows:

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments, and long-term prepaid leases. For the six and three months ended December 31, 2020 and 2019, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions at December 31, 2020 and June 30, 2020. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at December 31, 2020, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2017 and thereafter. As of December 31, 2020, the tax years ended December 31, 2016 through December 31, 2020 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of The Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a June 30 fiscal year end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. Additionally, The Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate caused the Company to re-measure its income tax liability and record an estimated income tax expense of US$744,766 for the year ended June 30, 2018. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of The Act. In accordance with SAB 118, additional work is necessary to do a more detailed analysis of The Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2019 when the analysis is complete. The Company elects to pay the transition tax over an eight-year period using specified percentages (eight percent per year for the first five years, 15 percent in year six, 20 percent in year seven, and 25 percent in year eight).

Value-Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). Before May 1, 2018, all of the Company’s products that were sold in the PRC were subject to a Chinese value-added tax at a rate of 17% of the gross sales price. After May 1, 2018, the Company was subject a tax rate of 16%, and after April 1, 2019, the tax rate was further reduced to 13% based on the new Chinese tax law. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying unaudited condensed consolidated financial statements.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars,” “USD,” or “US$”) for financial reporting purposes. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency of Renminbi (“RMB”), the currency of the PRC.

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

The balance sheet amounts, with the exception of equity, at December 31, 2020 and June 30, 2020 were translated at 1 RMB to 0.1531 USD and at 1 RMB to 0.1414 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2020 and 2019 were 1 RMB to 0.1477 USD and 1 RMB to 0.1422 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2020 and 2019 were 1 RMB to 0.1510 USD and 1 RMB to 0.1420 USD, respectively.

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

Equity Investment

An investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest, is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the board of directors, voting rights, and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2020 and 2019.

New Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The guidance identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The amendments in that ASU expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For entities that have adopted the amendments in Update 2018-07, the updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB is issuing this Update as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The specific areas of potential simplification in this ASU were submitted by stakeholders as part of the Simplification Initiative. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company expects that the adoption of this ASU will not have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s condensed unaudited consolidated financial statements.

NOTE 3 – INVENTORIES, NET

The inventories, net consisted of the following:

	December 31, 2020	June 30, 2020

Raw materials	$387,904	$958,206
Work-in-process	1,917,546	529,655
Finished goods	2,017,285	1,433,423
Less: inventory reserve	(1,307,076)	(1,121,408)
Total inventories, net	$3,015,659	$1,799,876

Work-in-process includes direct costs such as seed selection, fertilizer, labor cost, and subcontractor fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of the prepayment of the farmland lease fees and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to harvested crop costs when they are sold.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2020	June 30, 2020

Buildings	$8,186,862	$11,525,458
Machinery and equipment	931,365	860,610
Motor vehicles	62,368	57,630
Office equipment	250,182	231,174
Farmland leasehold improvements	3,219,058	2,974,508
	12,649,835	15,649,380
Less: accumulated depreciation and amortization	(6,434,784)	(6,159,896)
Total property and equipment, net	$6,215,051	$9,489,484

Depreciation and amortization expense charged to operations was US$ 310,725 and US$ 419,958 for the six months ended December 31, 2020 and 2019, respectively. Depreciation and amortization expense charged to operations was US$ 158,618 and US$ 241,743 for the three months ended December 31, 2020 and 2019, respectively.

Farmland leasehold improvements consisted of following:

	December 31, 2020	June 30, 2020

Blueberry farmland leasehold improvements	$2,473,023	$2,285,149
Yew tree planting base reconstruction	277,070	256,021
Greenhouse renovation	468,965	433,338
Total farmland leasehold improvements	$3,219,058	$2,974,508

NOTE 5 - LAND USE RIGHTS, NET

Land use rights are recognized at cost less accumulated amortization. According to the Chinese laws and regulations regarding land use rights, land in urban districts is owned by the state, while land in the rural areas and suburban areas, except otherwise provided for by the state, is collectively owned by individuals designated as resident farmers by the state. However, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants the user a “land use right” to use the land. The Company has the land use right to use the land for 50 years and amortizes the rights on a straight-line basis over the period of 50 years.

	December 31, 2020	June 30, 2020

Land use rights	$1,702,676	$1,573,325
Less: accumulated amortization	(425,760)	(377,382)
Total land use rights, net	$1,276,916	$1,195,943

For the six months ended December 31, 2020 and 2019, the Company recognized amortization expenses of US$ 18,982 and US$ 18,427, respectively. For the three months ended December 31, 2020 and 2019, the Company recognized amortization expenses of US$ 9,682 and US$ 9,213, respectively.

The estimated future amortization expenses are as follows:

12 months ending December 31:
2021	$34,054
2022	34,054
2023	34,054
2024	34,054
2025	34,054
Thereafter	1,106,646
Total	$1,276,916

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of December 31, 2020, the distribution rights were evaluated at RMB7,380,000 (US$ 1,129,711).

NOTE 7 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments are accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded a loss of US$1,975,729 and income of US$140,582 for the six months ended December 31, 2020 and 2019, respectively and recorded a loss of US$1,991,016 and income of US$70,683 for the three months ended December 31, 2020 and 2019, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). (See Note 11.)

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six and three months ended December 31, 2020 and 2019, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB14.5 million (approximately US$ 2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10 % employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment during the year ended June 30, 2020.

The Company’s investments in unconsolidated entities consist of the following:

	December 31, 2020	June 30, 2020

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (Ankang Longevity Pharmacy)	$1,964,245	$3,690,419
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	874,138	824,705
Total investment	$2,838,383	$4,515,124

Summarized financial information of unconsolidated entities is as follows:

	December 31, 2020	June 30, 2020

Current assets	$36,239,278	$38,546,879
Noncurrent assets	463,571	324,725
Current liabilities	30,925,994	29,671,104

	For the six months ended December 31,
	2020	2019

Net sales	$16,282,274	$16,283,932
Gross profit	1,315,615	1,674,366
Income (loss) from operations	(4,006,758)	287,432
Net income (loss)	(4,032,100)	286,902

NOTE 8 - LEASES

Effective July 1, 2019, the Company adopted the new lease accounting standard using the optional transition method, which allowed it to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed it to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient, allowing it to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $3,587,788 and $450,123, respectively, as of July 1, 2019 with no impact on accumulated deficit. Financial position for reporting periods beginning on or after July 1, 2019, are presented under the new guidance, while prior-period amounts are not adjusted and continue to be reported in accordance with previous guidance.

The Company leases offices space under non-cancelable operating leases, with terms ranging from one to six years. In addition, the Zhisheng VIEs entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit, and Chinese yew trees. The lease terms vary from five years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	December 31, 2020	June 30, 2020

ROU lease assets	$3,181,849	$3,227,895

Operating lease liabilities – current	97,916	97,633
Operating lease liabilities – non-current	447,489	401,891
Total operating lease liabilities	$545,405	$499,524

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.22	9.26
Weighted average discount rate	5.0	5.0

Rent expenses totaled US$ 224,957 and US$ 201,328 for the six months ended December 31, 2020 and 2019, respectively. Rent expenses totaled US$ 111,842 and US$ 109,003 for the three months ended December 31, 2020 and 2019, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

Remainder of 2021	$277,203
2022	344,690
2023	342,445
2024	342,445
2025	342,445
Thereafter	1,599,921
Total lease payments	3,249,149
Less: imputed interest	(67,298)
Less: prepayments	(2,636,446)
Present value of lease liabilities	$545,405

NOTE 9 - SHORT-TERM LOANS

Short-term loans consisted of the following:

Lender	December 31, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a	1,530,773	2021/2/27	5.66%
Agricultural Bank of China-b	306,155	2021/9/1	5.66%
Total short-term loans	$1,836,928

Lender	June 30, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-b*	$282,896	2020-8-22	5.60%
Agricultural Bank of China-a	636,517	2020-12-23	4.65%
Agricultural Bank of China-a	1,414,481	2021-2-24	5.66%
Total short-term loans	$2,333,894

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

The Company recorded interest expenses of US$ 63,267 and US$ 58,266 for the six months ended December 31, 2020 and 2019, respectively. The annual weighted average interest rates were 5.30% and 5.32% for the six months ended December 31, 2020 and 2019, respectively.

The Company recorded interest expenses of US$ 33,645 and US$ 27,989 for the three months ended December 31, 2020 and 2019, respectively. The annual weighted average interest rates were 5.30% and 5.52% for the three months ended December 31, 2020 and 2019, respectively.

NOTE 10 - ACQUISITION

On December 12, 2016, the Company entered into a merger and acquisition agreement with Tianjin Tajite, a professional e-commerce company distributing Luobuma fabric commodities and branded products of Daiso 100-yen shops, based in Tianjin, China, to acquire 51 % equity interests in Tianjin Tajite.

Pursuant to the agreement, the Company made a payment of RMB14,000,000 (approximately US$2.1 million) at the end of December 2016 as the total consideration for the acquisition of Tianjin Tajite.

On October 26, 2017, the Company completed the acquisition of Tianjin Tajite. The acquisition provides a unique opportunity for the Company to enter the market of Luobuma fabric commodities and branded products of Daiso 100-yen shops.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements represents management’s best estimate of fair values as of the acquisition date.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill which amounted to RMB14,010,195 (approximately US$2.1 million). The results of operations of Tianjin Tajite have been included in the consolidated statements of operations from the date of acquisition.

In June 2018, the management performed evaluation on the impairment of goodwill. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on goodwill of Tianjin Tajite.

The fair value of distribution rights and its estimated useful lives are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,129,711	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation, and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were $nil in the six and three months ended December 31, 2020.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of December 31, 2020 and June 30, 2020, the outstanding amounts due from related parties consisted of the following:

	December 31, 2020	June 30, 2020

Yang Bin	$45,923	$42,434
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	22,962	21,217
Wang Qiwei	61,998	57,288
Total due from related parties	$130,883	$120,939

a.	This company is wholly owned by one of the Company’s senior management.

Due to Related Parties

As of December 31, 2020 and June 30, 2020, the Company had related party payables of US$ 1,416,360 and US$ 1,355,919, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	December 31, 2020	June 30, 2020

Wu Yang	$98,046	$90,598
Wang Sai	91,327	90,629
Chen Jiping	-	3,024
Zhou Guocong	820,412	648,308
Li Baolin	229,616	353,619
Zhao Min	176,959	169,741
Total due to related parties	$1,416,360	$1,355,919

Sales to Related Parties

For the six and three months ended December 31, 2020, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$ 1,295,199 and US$ 535,833, respectively. For the six and three months ended December 31, 2019, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of US$ 1,545,849 and US$ 750,301, respectively. As of December 31, 2020 and June 30, 2020, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$ 718,617 and US$ 1,567,160, respectively.

NOTE 12 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and its VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs and Xinjiang Taihe receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged.

On December 22, 2017, The Act was enacted. The Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to re-measure its income tax liability and record an estimated income tax expense of US$744,766 for the year ended June 30, 2018. In accordance with SAB 118, additional work is necessary to do a more detailed analysis of The Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2019 when the analysis is complete. The Company elects to pay the transition tax over an eight-year period using specified percentages (eight percent per year for the first five years, 15 percent in year six, 20 percent in year seven, and 25 percent in year eight).

i) The components of the income tax expenses (benefit) were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2020	2019	2020	2019
Current income tax provision (benefit)	$83,106	$333,902	$(22,191)	$193,061
Deferred income tax benefit	-	(169,510)	-	(23,886)
Total	$83,106	$164,392	$(22,191)	$169,175

	December 31, 2020	June 30, 2020
Deferred tax assets:
Allowance for doubtful accounts	$529,503	$428,879
Inventory reserve	296,110	252,022
Net operating loss carry-forwards	546,253	504,754
Total	1,371,866	1,185,655
Valuation allowance	(1,371,866)	(1,185,655)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(282,428)	(260,972)
Total deferred tax liability	(282,428)	(260,972)
Deferred tax liability, net	$(282,428)	$(260,972

Movement of the valuation allowance:

	December 31, 2020	June 30, 2020

Beginning balance	$1,185,655	$519,671
Current year addition	88,732	680,901
Exchange difference	97,479	(14,917)
Ending balance	$1,371,866	$1,185,655

(b) Value-Added Tax

The Company is subject to a VAT for selling merchandise. The applicable VAT rate was 17% before May 1, 2018 for products sold in the PRC and decreased to 16% thereafter, and after April 1, 2019, the tax rate was further reduced to 13% based on the new Chinese tax law. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under commercial practice in the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2020 and 2019.

(c) Taxes Payable

Taxes payable consisted of the following:

	December 31, 2020	June 30, 2020

Income tax payable	$3,405,792	$3,424,043
Value added tax payable	569,831	522,615
Business tax and other taxes payable	7,787	6,026
Total tax payable	3,983,410	3,952,684
Less: current portion	3,417,388	3,386,662
Income tax payable - noncurrent portion	$566,022	$566,022

NOTE 13 - STOCKHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of December 31, 2020 and June 30, 2020, the balance of the required statutory reserves was US$ 4,198,107 and US$ 4,198,107, respectively.

On September 3, 2019, the Company granted 184,763 restricted shares of common stock to its employees as compensation cost for awards. The fair value of the restricted shares was US$ 1,022,660 based on the closing stock price US$ 5.54 at September 3, 2019. These restricted shares vested immediately on the grant date.

On September 5, 2019, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 310,977 shares of common stock at a purchase price of US$4.68 per Share. The Company received net proceeds of US$1,500,203. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

On July 10, 2020, the Company’s stockholders approved a 1-for-9 reverse stock split of the Company’s common stock, par value $0.001 per share, with a market effective date of August 14, 2020 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of stockholders. No fractional shares of common stock were issued to any stockholders in connection with the Reverse Stock Split. Each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock remained at 100,000,000 shares, and the par value of the common stock following the Reverse Stock Split remained at $0.001 per share. As of August 14, 2020 (immediately prior to the effective date), there were 27,333,428 shares of common stock outstanding, and the number of common stock outstanding after the Reverse Stock Split was 3,037,048, taking into account of the effect of rounding fractional shares into whole shares. As a result of the Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements were retroactively restated as if the transaction occurred at the beginning of the periods presented.

On December 10, 2020, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 604,900 shares of common stock at a purchase price of US$2.73 per share. The Company received net proceeds of US$1,643,087. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$ 24,338,188 and US$ 32,358,252 as of December 31, 2020 and June 30, 2020, respectively.

During the six months ended December 31, 2020 and 2019, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2020, four customers accounted for approximately 18%, 16%, 15%, and 10% of the Company’s total sales, respectively. For the three months ended December 31, 2020, three customers accounted for approximately 18%, 16%, and 15% of the Company’s total sales, respectively. At December 31, 2020, three customers accounted for approximately 38% of the Company’s accounts receivable.

For the six months ended December 31, 2019, four customers accounted for approximately 13%, 11%, 10%, and 10% of the Company’s total sales, respectively. For the three months ended December 31, 2019, four customers accounted for approximately 12%, 10%, 10%, and 10% of the Company’s total sales, respectively.

For the six months ended December 31, 2020, two vendors accounted for approximately 54% and 11% of the Company’s total purchases, respectively. For the three months ended December 31, 2020, one vendor accounted for approximately 57% of the Company’s total purchases.

For the six months ended December 31, 2019, two vendors accounted for approximately 41% and 14% of the Company’s total purchases, respectively. For the three months ended December 31, 2019, three vendors accounted for approximately 45%, 15% and 10% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleged that the Company entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. Plaintiff alleged that the Company breached the Agreement and seek money damages up to US$6 million. As of the date of this report, there has been no progress in this lawsuit. The Company believes that these claims are without merit and intends to vigorously defend its position.

NOTE 16 - SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organizational management structure as well as information about geographical areas, business segments, and major customers in for details on the Group’s business segments.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management’s assessment, the Company has determined that it has three operating segments according to its major products and locations as follows:

●	Developing, manufacturing, and distributing of specialized fabrics, textile products, and other by-products derived from an indigenous Chinese plant called Apocynum Venetum, commonly known as “Bluish Dogbane” or known in Chinese as “Luobuma” (referred to herein as Luobuma):

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma growing, development and manufacturing of relevant products, as well as purchasing Luobuma raw materials processing.

This segment’s operations are focused in the north region of Mainland China, mostly carried out in Beijing, Tianjin, and Xinjiang.

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

●	Planting, processing, and distributing of green and organic agricultural produce as well as growing and cultivating of Chinese Yew trees (“Other agricultural products”):

The operating companies of this segment, the Zhisheng VIEs, are engaged in the business of growing and distributing green and organic vegetables and fruits as well as providing logistics services for distributing agricultural products. This segment has been focusing its efforts on the growing and cultivating of Chinese yew trees (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of medications believed to be anti-cancer and the tree itself can be used as an ornamental indoor bonsai tree, which are known to have the effect of purifying air quality.

The operations of this segment are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing, where the Zhisheng VIEs have newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

The following table presents summarized information by segment for the six months ended December 31, 2020:

	For the six months ended December 31, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$73,009	$5,408,725	$1,724,630	$7,206,364
Cost of revenue and related business and sales tax	130,628	4,449,905	4,372,320	8,952,853
Gross profit (loss)	(57,619)	958,820	(2,647,690)	(1,746,489)
Gross profit (loss) %	(78.9)%	17.7%	(153.5)%	(24.2)%

The following table presents summarized information by segment for the six months ended December 31, 2019:

	For the six months ended December 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$138,759	$6,839,600	$7,937,034	$14,915,393
Cost of revenue and related business and sales tax	269,157	5,227,120	5,414,234	10,910,511
Gross profit (loss)	(130,398)	1,612,480	2,522,800	4,004,882
Gross profit (loss) %	(94.0)%	23.6%	31.8%	26.9%

The following table presents summarized information by segment for the three months ended December 31, 2020:

	For the three months ended December 31, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$48,394	$2,273,319	$741,268	$3,062,981
Cost of revenue and related business and sales tax	102,165	1,957,442	3,658,443	5,718,051
Gross profit	(53,771)	315,877	(2,917,175)	(2,655,070)
Gross profit %	(111.1)%	13.9%	(393.5)%	(86.7)%

The following table presents summarized information by segment for the three months ended December 31, 2019:

	For the three months ended December 31, 2019
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$73,240	$3,539,279	$4,256,093	$7,868,612
Cost of revenue and related business and sales tax	37,653	2,627,716	2,838,256	5,503,625
Gross profit	35,587	911,563	1,417,837	2,364,987
Gross profit %	48.6%	25.8%	33.3%	30.1%

Total Assets as of December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020	June 30, 2020

Luobuma products	$4,728,743	$2,836,450
Herbal products	41,285,668	43,855,815
Other agricultural products	27,728,302	32,396,346
Total assets	$73,742,713	$79,088,611

NOTE 17 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February 19, 2021, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “will,” “could,” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of revenue, earnings, capital structure, and other financial items;

●	local, regional, national, and global Luobuma and herbal medicines price fluctuations;

●	statements of our plans and objectives, including those that relate to our proposed expansions and the effect such expansions may have on our revenue;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	the impact of the COVID-19 outbreak;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

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

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Nonetheless, we reserve the right to make such updates from time to time by press release, periodic report, or other method of public disclosure without the need for specific reference to this Quarterly Report. No such update shall be deemed to indicate that other statements not addressed by such update is incorrect or create an obligation to provide any other updates.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on September 28, 2020. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

General Overview

We are a Delaware holding company that uses our subsidiaries’ and variable interest entities’ (“VIEs”) vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products - This segment is conducted through our VIE, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), which operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, China, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owns a factory specializing in decoction, which is the process by which solid materials are heated or boiled in order to extract liquids, and distributes decoction products to wholesalers and pharmaceutical companies around China.

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We currently cultivate and sell yew mainly to group and corporate customers, but do not currently process yew into Chinese or Western medicines. This segment is conducted through our VIEs: Shineco Zhisheng (Beijing) Bio-Technology Co. (“Zhisheng Bio-Tech”), Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), and Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”) (collectively, the “Zhisheng VIEs”).

Developing and distributing specialized fabrics, textiles, and other byproducts derived from an indigenous Chinese plant Apocynum Venetum, grown in the Xinjiang region of China, and known in Chinese as “Luobuma” or “bluish dogbane” - Our Luobuma products are specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. These products are predicated on centuries-old traditions of Eastern herbal remedies derived from the Luobuma raw material. This segment is channeled through our directly-owned subsidiary, Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”), and its 90% subsidiary Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

Financing Activities

On September 5, 2019, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 310,977 shares of common stock (the “Shares”) at a purchase price of US$ 4.68 per Share. The Company received net proceeds of US$ 1,500,203. The offering was being made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

On December 10, 2020, the Company entered into a securities purchase agreement with select investors whereby the Company agreed to sell, and the investors agreed to purchase, up to 604,900 shares of common stock (the “Shares”) at a purchase price of US$ 2.73 per Share. The Company received net proceeds of US$ 1,643,087. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-221711) previously filed with the Securities and Exchange Commission and a prospectus supplement thereunder.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our agricultural products will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. As of the date of this Quarterly Report, however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

Maintaining effective control of our costs and expenses - Successful cost control depends upon our ability to obtain and maintain adequate material supplies as required by our operations at competitive prices. We will focus on improving our long-term cost control strategies including establishing long-term alliances with certain suppliers to ensure adequate supply is maintained. We will carry forward the economies of scale and advantages from our nationwide distribution network and diversified offerings. Moreover, we will step up our efforts in higher value added products of Luobuma by using an exclusive and patented technology, to optimize quality management, procurement processes and cost control, and give full play to the strong production capacity and trustworthy sales teams to maximize our profit and bring better long-term return for our stockholders.

Economic and Political Risks

Our operations are conducted primarily in the PRC and subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions, remittances abroad, and rates and methods of taxation, among other things.

COVID-19 Impact

The COVID-19 outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores remained closed or had limited business operations after the Chinese New Year holiday until early April 2020. In addition, COVID-19 had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenue.

Although we have taken all possible measures to overcome the adverse impact by the COVID-19 outbreak and have resumed our normal business activities in early May 2020. Our management believes the outbreak had a negative impact on our operation result during the six and three months ended December 31, 2020. Our revenue for the six months ended December 31, 2020 was approximately US$7.2 million, a decrease of approximately US$7.7 million, or 51.7%, from approximately US$14.9 million for the same period in 2019. Our revenue for the three months ended December 31, 2020 was approximately US$3.1 million, a decrease of approximately US$4.8 million, or 61.1%, from approximately US$7.9 million for the same period in 2019. As of the date of this Quarterly Report, the COVID-19 outbreak in China appears to have been under relative control. While we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact and the duration of the impact cannot be reasonably estimated at this time.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2020 and June 30, 2020, the allowance for doubtful accounts was US$9,298,867 and US$5,235,436, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2020 and June 30, 2020, the inventory reserve was US$1,307,076 and US$1,121,408, respectively.

Revenue Recognition

We previously recognized revenue from sales of Luobuma products, Chinese medicinal herbal products, and agricultural products, as well as providing logistic services and other processing services to external customers. We recognized revenue when all of the following have occurred: (i) there was persuasive evidence of an arrangement with a customer; (ii) delivery had occurred or services had been rendered; (iii) the sales price was fixed or determinable; and (iv) our collection of such fees was reasonably assured. These criteria, as related to our revenue, were considered to have been met as follows:

Sales of products: We recognized revenue from the sale of products when the goods were delivered and title to the goods passed to the customer provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from provision of services: Revenue from international freight forwarding, domestic air, and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. We adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. We believe that our previous revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASC 606. Potential adjustments to input measures are not expected to be pervasive to the majority of our contracts. There is no significant impact upon adoption of the new guidance.

Fair Value of Financial Instruments

We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Results of Operations for the Six Months Ended December 31, 2020 and 2019

Overview

The following table summarizes our results of operations for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,		Variance
	2020	2019	Amount	%
Revenue	$7,206,364	$14,915,393	$(7,709,029)	(51.69)%
Cost of revenue	8,952,853	10,910,511	(1,957,658)	(17.94)%
Gross profit (loss)	(1,746,489)	4,004,882	(5,751,371)	(143.61)%
General and administrative expenses	8,608,121	5,446,957	3,161,164	58.04%
Selling expenses	54,345	195,155	(140,810)	(72.15)%
Loss from operations	(10,408,955)	(1,637,230)	(8,771,725)	535.77%
Income (loss) from equity method investments	(1,975,729)	140,582	(2,116,311)	(1,505.39)%
Other income (expense), net	(2,038,192)	38,457	(2,076,649)	(5,399.92)%
Interest expense, net	(30,525)	(308)	(30,217)	9,810.71%
Loss before income tax provision	(14,453,401)	(1,458,499)	(12,994,902)	890.98%
Provision for income taxes	83,106	164,392	(81,286)	(49.45)%
Net loss	$(14,536,507)	$(1,622,891)	$(12,913,616)	795.72%
Comprehensive loss attributable to Shineco Inc.	$(9,080,661)	$(2,775,519)	$(6,305,142)	227.17%

Revenue

Currently, we have three revenue streams derived from our three major business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries. Third, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees; this segment is conducted through the Zhisheng VIEs.

The following table sets forth the breakdown of our revenue for each of our three segments, for the six months ended December 31, 2020 and 2019, respectively:

	Six Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$73,009	1.02%	$138,759	0.93%	$(65,750)	(47.38)%
Chinese medicinal herbal products	5,408,725	75.05%	6,839,600	45.86%	(1,430,875)	(20.92)%
Other agricultural products	1,724,630	23.93%	7,937,034	53.21%	(6,212,404)	(78.27)%
Total Amount	$7,206,364	100.00%	$14,915,393	100.00%	$(7,709,029)	(51.69)%

For the six months ended December 31, 2020 and 2019, revenue from sales of Luobuma products was US$73,009 and US$138,759, respectively, which represented a decrease of US$65,750, or 47.38%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products during the last year and mainly focused on clearing off our remaining old stocks. Meanwhile, we reduced our resources and investments in our E-commerce distribution channel, which also resulted in a decrease in our online sales volume. In addition, our sales of Luobuma products were affected by the COVID-19 outbreak. As a result, our overall sales decreased during the six months ended December 31, 2020 as compared to the same period in 2019.

For the six months ended December 31, 2020 and 2019, revenue from sales of Chinese medicinal herbal products was US$5,408,725 and US$6,839,600, respectively, representing a decrease of US$1,430,875, or 20.92%. Due to the COVID-19 outbreak, people became more health conscious and started wearing masks in public area, which resulted in a reduction of the incidence of other illness. Hence, our sales of Chinese medicinal herbal products decreased during the six months ended December 31, 2020 as compared to the same period in 2019.

For the six months ended December 31, 2020 and 2019, revenue from sales of other agricultural products was US$1,724,630 and US$7,937,034, respectively, representing a decrease of US$6,212,404, or 78.27%. The decrease was mainly due to the decline of sales volume of yew trees during the six months ended December 31, 2020 as compared to the same period in 2019. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the six months ended December 31, 2020 as compared to the same period in 2019. The decrease was also due to a shift in our business strategy as our yew trees business is adversely affected by the COVID-19. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and related tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments, for the six months ended December 31, 2020 and 2019, respectively:

	Six Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$130,612	1.46%	$268,836	2.46%	$(138,224)	(51.42)%
Chinese medicinal herbal products	4,430,978	49.49%	5,203,807	47.70%	(772,829)	(14.85)%
Other agricultural products	4,369,323	48.80%	5,410,205	49.59%	(1,040,882)	(19.24)%
Business and sales related tax	21,940	0.25%	27,663	0.25%	(5,723)	(20.69)%
Total Amount	$8,952,853	100.00%	$10,910,511	100.00%	$(1,957,658)	(17.94)%

For the six months ended December 31, 2020 and 2019, cost of revenue from sales of our Luobuma products was US$ 130,612 and US$ 268,836, respectively, representing a decrease of US$ 138,224, or 51.42%. The decrease was mainly due to the decrease in cost of revenue as we sold less Luobuma products, which was in line with the decrease in sales. The decrease was also due to the decreased allowance we accrued for our slow-moving inventories during the six months ended December 31, 2020.

For the six months ended December 31, 2020 and 2019, cost of revenue from sales of Chinese medicinal herbal products was US$ 4,430,978 and US$ 5,203,807, respectively, representing a decrease of US$ 772,829, or 14.85%. The decrease was mainly due to less Chinese medicinal herbal products we sold during the six months ended December 31, 2020 as compared to the same period in 2019 as mentioned above. However, the percentage of decrease in cost of revenue was less than the percentage of the decrease in sales; please refer to the gross profit analysis below for more details.

For the six months ended December 31, 2020 and 2019, cost of revenue from sales of other agricultural products was US$ 4,369,323 and US$ 5,410,205, respectively, representing a decrease of US$ 1,040,882, or 19.24%. The decrease was mainly due to less yew trees we sold during the six months ended December 31, 2020 as compared to the same period in 2019 as mentioned above. The decrease was partially offset by a stock written off during the six months ended December 31, 2020. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period this year, which resulted in the damage and death of a large number of yew trees, we wrote off our inventory amounted to US$ 2,629,687 during the six months ended December 31, 2020.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our three segments, for the six months ended December 31, 2020 and 2019, respectively:

	Six Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$(57,619)	3.30%	$(130,398)	(3.25)%	$72,779	(55.81)%
Chinese medicinal herbal products	958,820	(54.90)%	1,612,480	40.26%	(653,660)	(40.54)%
Other agricultural products	(2,647,690)	151.60%	2,522,800	62.99%	(5,170,490)	(204.95)%
Total Amount	$(1,746,489)	100.00%	$4,004,882	100.00%	$(5,751,371)	(143.61)%

Gross loss from Luobuma product sales decreased by US$72,779, or 55.81%, for the six months ended December 31, 2020 as compared to the same period in 2019. During the six months ended December 31, 2020, our gross loss was US$57,619, mainly due to the allowance we accrued for our slow-moving inventories in the amount of US$90,174. In addition, in order to reduce our old stock, we sold some of our products below their original costs during the six months ended December 31, 2020. However, our gross loss decreased, which was mainly due to less allowance we accrued for our slow-moving inventories amounted to US$83,774 during the six months ended December 31, 2020 as compared to the same period in 2019.

Gross profit from sales of Chinese medicinal herbal products decreased by US$653,660, or 40.54%, for the six months ended December 31, 2020 as compared to the same period in 2019. However, the percentage of decrease in gross profit was more than the percentage of decrease in revenue. It was mainly due to reduced selling prices of our Chinese medicinal herbal products, as we gave more promotion and price discounts in order to attract more customers and clear our stocks when the demand for our products was impacted during the six months ended December 31, 2020.

Gross profit from sales of other agricultural products decreased by US$5,170,490, or 204.95%, for the six months ended December 31, 2020 as compared to the same period in 2019. During the six months ended December 31, 2020, our gross loss was US$2,647,690, mainly due to less yew trees sold as well as a stock written off during the six months ended December 31, 2020 as mentioned above. The decrease was also due to reduced selling prices of our products, as we gave more price discounts in order to get more customer orders when the demand for our products was impacted during the six months ended December 31, 2020.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2020 and 2019, respectively:

	Six Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
General and administrative expenses	$8,608,121	99.37%	$5,446,957	96.54%	$3,161,164	58.04%
Selling expenses	54,345	0.63%	195,155	3.46%	(140,810)	(72.15)%
Total Amount	$8,662,466	100.00%	$5,642,112	100.00%	$3,020,354	53.53%

General and Administrative Expenses

For the six months ended December 31, 2020, our general and administrative expenses were US$ 8,608,121, representing an increase of US$ 3,161,164, or 58.04%, as compared to the same period in 2019. The increase was mainly due to an increase in bad debt expenses of US$ 4,503,099 during the six months ended December 31, 2020. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue accounts receivable from our customers. The increase was partially offset by a decrease in staff salary expenses as we issued restricted shares to the management as compensation of US$ 1,022,661 during the same period in 2019.

Selling Expenses

For the six months ended December 31, 2020, our selling and distribution expenses were US$ 54,345, representing a decrease of US$ 140,810, or 72.15%, as compared to the same period in 2019. The decrease was mainly due to the decrease in promotion expenses and commission expenses for our online shops of Tenet-Jove, which was in line with the decrease in our sales during the six months ended December 31, 2020. The decrease was also due to the decrease in salary related expenses as a result of reduced number of staff members during the six months ended December 31, 2020.

Income (Loss) from Equity Method Investments

We are 49% owners in two companies incorporated pursuant to two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded a net loss of US$1,975,729 and a net income of US$140,582 from these equity investments for the for the six months ended December 31, 2020 and 2019, respectively. The increase in net loss was primarily due to the net loss in Sunsimiao Drugstores and Shaanxi Longevity Pharmacy in the current period. Shaanxi Longevity Pharmacy recorded a large amount of bad debt expenses due to slow collection of its receivable, as many of its customers’ businesses were adversely affected by the COVID-19 outbreak in China during this period.

Other Income (Expenses), Net

For the six months ended December 31, 2020, our net other expenses were US$ 2,038,192, representing an increase of US$ 2,076,649, or 5,399.92%, as compared to net other income of US$ 38,457 in the same period in 2019. The increase in net other expenses was primarily due to a loss from disposal of property and equipment of US$ 2,124,108 during the six months ended December 31, 2020.

Provision for Income Taxes

For the six months ended December 31, 2020 and 2019, our provision for income taxes decreased by US$ 81,286, or 49.45%, to US$ 83,106 for the six months ended December 31, 2020 from US$ 164,392 for the six months ended December 31, 2019. The decrease in provision for income taxes was mainly due to the decreased taxable income of Ankang Longevity Group for the six months ended December 31, 2020.

Net Loss

Our net loss was US$ 14,536,507 for six months ended December 31, 2020, an increase of US$ 12,913,616, or 795.72%, from net loss of US$ 1,622,891 for six months ended December 31, 2019. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, loss from equity method investments, and net other expenses.

Comprehensive Loss

The comprehensive loss was US$ 9,460,013 for the six months ended December 31, 2020, an increase of US$ 6,726,281 from a comprehensive loss of US$ 2,733,732 for the six months ended December 31, 2019. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 9,080,661 for the six months ended December 31, 2020, compared to a comprehensive loss attributable to us in the amount of US$ 2,775,519 for the six months ended December 31, 2019. The significant increase of comprehensive loss was due to the increase in net loss as mentioned above, which was partially offset by an increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Overview

The following table summarizes our results of operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Variance
	2020	2019	Amount	%
Revenue	$3,062,981	$7,868,612	$(4,805,631)	(61.07)%
Cost of revenue	5,718,051	5,503,625	214,426	3.90%
Gross profit (loss)	(2,655,070)	2,364,987	(5,020,057)	(212.27)%
General and administrative expenses	6,787,389	2,092,314	4,695,075	224.40%
Selling expenses	20,710	73,269	(52,559)	(71.73)%
Income (loss) from operations	(9,463,169)	199,404	(9,662,573)	(4,845.73)%
Income (loss) from equity method investments	(1,991,016)	70,683	(2,061,699)	(2,916.82)%
Other income (expense)	(2,040,980)	48,211	(2,089,191)	(4,333.43)%
Interest income (expense), net	(10,553)	2,818	(13,371)	(474.49)%
Income (loss) before income tax provision	(13,505,718)	321,116	(13,826,834)	(4,305.87)%
Provision (benefit) for income taxes	(22,191)	169,175	(191,366)	(113.12)%
Net income (loss)	$(13,483,527)	$151,941	$(13,635,468)	(8,974.19)%
Comprehensive income (loss) attributable to Shineco Inc.	$(10,644,170)	$1,833,490	$(12,477,660)	(680.54)%

Revenue

Currently, we have three revenue streams derived from our three major business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries. Third, planting, processing, and distributing green and organic agricultural produce as well as growing and cultivation of yew trees; this segment is conducted through the Zhisheng VIEs.

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended December 31, 2020 and 2019, respectively:

	Three Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$48,394	1.58%	$73,240	0.93%	$(24,846)	(33.92)%
Chinese medicinal herbal products	2,273,319	74.22%	3,539,279	44.98%	(1,265,960)	(35.77)%
Other agricultural products	741,268	24.20%	4,256,093	54.09%	(3,514,825)	(82.58)%
Total Amount	$3,062,981	100.00%	$7,868,612	100.00%	$(4,805,631)	(61.07)%

For the three months ended December 31, 2020 and 2019, revenue from sales of Luobuma products was US$48,394 and US$73,240, respectively, which represented a decrease of US$24,846, or 33.92%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products during the last year and mainly focused on clearing off our remaining old stocks. Meanwhile, we reduced our resources and investments in our E-commerce distribution channel, which also resulted in a decrease in our online sales volume. In addition, our sales of Luobuma products were affected by the COVID-19 outbreak. As a result, our overall sales decreased during the three months ended December 31, 2020 as compared to the same period in 2019.

For the three months ended December 31, 2020 and 2019, revenue from sales of Chinese medicinal herbal products was US$2,273,319 and US$3,539,279, respectively, representing a decrease of US$1,265,960 or 35.77%. Due to the COVID-19 outbreak, people became more health conscious and started to wear masks in public area, which resulted in a reduction of the incidence of other illness. Hence, our sales of Chinese medicinal herbal products decreased during the three months ended December 31, 2020 as compared to the same period in 2019.

For the three months ended December 31, 2020 and 2019, revenue from sales of other agricultural products was US$741,268 and US$4,256,093, respectively, representing a decrease of US$3,514,825 or 82.58%. The decrease was mainly due to the decline of sales volume of yew trees during the three months ended December 31, 2020 as compared to the same period in 2019. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the three months ended December 31, 2020 as compared to the same period in 2019. The decrease was also due to a shift in our business strategy as our yew trees business is adversely affected by the COVID-19. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and related tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments, for the three months ended December 31, 2020 and 2019, respectively:

	Three Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$102,150	1.80%	$37,455	0.67%	$64,695	172.73%
Chinese medicinal herbal products	1,949,657	34.10%	2,613,877	47.49%	(664,220)	(25.41)%
Other agricultural products	3,656,495	63.95%	2,837,093	51.55%	819,402	28.88%
Business and sales related tax	9,749	0.17%	15,200	0.29%	(5,451)	(35.86)%
Total Amount	$5,718,051	100.02%	$5,503,625	100.00%	$214,426	3.90%

For the three months ended December 31, 2020 and 2019, cost of revenue from sales of our Luobuma products was US$ 102,150 and US$ 37,455, respectively, representing an increase of US$ 64,695, or 172.72%. The increase was mainly due to the increased allowance we accrued for our slow-moving inventories, which was partially offset by the decrease in cost of revenue as we sold less Luobuma products, which was in line with the decrease in sales during the three months ended December 31, 2020.

For the three months ended December 31, 2020 and 2019, cost of revenue from sales of Chinese medicinal herbal products was US$ 1,949,657 and US$ 2,613,877, respectively, representing a decrease of US$ 664,220, or 25.41%. The decrease was mainly due to less Chinese medicinal herbal products we sold during the three months ended December 31, 2020 as compared to the same period in 2019 as mentioned above. However, the percentage of decrease in cost of revenue was less than the percentage of the decrease in sales; please refer to the gross profit analysis below for more details.

For the three months ended December 31, 2020 and 2019, cost of revenue from sales of other agricultural products was US$ 3,656,495 and US$ 2,837,093, respectively, representing an increase of US$ 819,402, or 28.88%. The increase was mainly due to a stock written off during the three months ended December 31, 2020. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period this year, which resulted in the damage and death of a large number of yew trees, we wrote off our inventory amounted to US$ 2,629,687 during the three months ended December 31, 2020. The increase was partially offset by the decrease in cost of revenue as less yew trees we sold during the three months ended December 31, 2020 as compared to the same period in 2019 as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our three segments, for the three months ended December 31, 2020 and 2019, respectively:

	Three Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
Luobuma products	$(53,772)	2.03%	$35,587	1.51%	$(89,359)	(251.10)%
Chinese medicinal herbal products	315,877	(11.90)%	911,563	38.54%	(595,686)	(65.35)%
Other agricultural products	(2,917,175)	109.87%	1,417,837	59.95%	(4,335,012)	(305.75)%
Total Amount	$(2,655,070)	100.00%	$2,364,987	100.00%	$(5,020,057)	(212.27)%

Gross loss from Luobuma product sales increased by US$89,359, or 251.10%, for the three months ended December 31, 2020 as compared to the same period in 2019. During the three months ended December 31, 2020, our gross loss was US$53,772, mainly due to the allowance we accrued for our slow-moving inventories in the amount of US$79,592. In addition, in order to reduce our old stock, we sold some of our products below their original costs during the six months ended December 31, 2020, resulting in a gross loss during the six months ended December 31, 2020.

Gross profit from sales of Chinese medicinal herbal products decreased by US$595,686, or 65.35%, for the three months ended December 31, 2020 as compared to the same period in 2019. However, the percentage of decrease in gross profit was more than the percentage of decrease in revenue. It was mainly due to reduced selling prices of our Chinese medicinal herbal products, as we gave more promotion and price discounts in order to attract more customers and clear our stocks when the demand for our products was impacted during the three months ended December 31, 2020.

Gross profit from sales of other agricultural products decreased by US$4,335,012, or 305.75%, for the three months ended December 31, 2020 as compared to the same period in 2019. During the three months ended December 31, 2020, our gross loss was US$2,917,175, mainly due to less yew trees we sold as well as a stock written off during the three months ended December 31, 2020 as mentioned above. The decrease was also due to reduced selling prices of our products, as we gave more price discounts in order to get more customer orders when the demand for our products was impacted during the three months ended December 31, 2020.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2020 and 2019, respectively:

	Six Months Ended December 31,				Variance
	2020	%	2019	%	Amount	%
General and administrative expenses	$6,787,389	99.70%	$2,092,314	96.62%	$4,695,075	224.40%
Selling expenses	20,710	0.30%	73,269	3.38%	(52,559)	(71.73)%
Total Amount	$6,808,099	100.00%	$2,165,583	100.00%	$4,642,516	214.38%

General and Administrative Expenses

For the three months ended December 31, 2020, our general and administrative expenses were US$ 6,787,389, representing an increase of US$ 4,695,075, or 224.40%, as compared to the same period in 2019. The increase was mainly due to an increase in bad debt expenses of US$ 4,788,093 during the three months ended December 31, 2020. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue accounts receivable from our customers.

Selling Expenses

For the three months ended December 31, 2020, our selling and distribution expenses were US$ 20,710, representing a decrease of US$ 52,559, or 71.73%, as compared to the same period in 2019. The decrease was mainly due to the decrease in promotion expenses and commission expenses for our online shops of Tenet-Jove, which was in line with the decrease in our sales during the three months ended December 31, 2020. The decrease was also due to the decrease in salary related expenses as a result of reduced number of staff members during the three months ended December 31, 2020.

Income (Loss) from Equity Method Investments

We are 49% owners in two companies incorporated pursuant to two equity investment agreements with Shaanxi Pharmaceutical Group: Sunsimiao Drugstores and Shaanxi Longevity Pharmacy. We recorded a net loss of US$1,991,016 and a net income of US$70,683 from these equity investments for the for the three months ended December 31, 2020 and 2019, respectively. The increase in net loss was primarily due to the net loss in Sunsimiao Drugstores and Shaanxi Longevity Pharmacy in the current period. Shaanxi Longevity Pharmacy recorded a large amount of bad debt expenses due to slow collection of its receivable, as many of its customers’ businesses were adversely affected by the COVID-19 outbreak during this period.

Other Income (Expenses), Net

For the three months ended December 31, 2020, our net other expenses were US$ 2,040,980, representing an increase of US$ 2,089,191, or 4,333.43%, as compared to net other income of US$ 48,211 in the same period in 2019. The increase in other expenses was primarily due to a loss from disposal of property and equipment of US$ 2,124,108 during the three months ended December 31, 2020.

Provision (Benefit) for Income Taxes

For the three months ended December 31, 2020 and 2019, our provision for income taxes decreased by US$191,366, or 113.12%, to an income tax benefit of US$22,191 for the three months ended December 31, 2020 from an income tax provision of US$169,175 for the three months ended December 31, 2019. The decrease in provision for income taxes was mainly due to the decreased taxable income of Ankang Longevity Group for the three months ended December 31, 2020.

Net Income (Loss)

Our net loss was US$ 13,483,527 for three months ended December 31, 2020, an increase of US$ 13,635,468, or 8,974.19%, from net income of US$ 151,941 for three months ended December 31, 2019. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, loss from equity method investments, and net other expenses.

Comprehensive Income (Loss)

The comprehensive loss was US$ 11,074,964 for the three months ended December 31, 2020, an increase of US$ 12,974,601 from comprehensive income of US$ 1,899,637 for the three months ended December 31, 2019. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 10,644,170 for the three months ended December 31, 2020, compared to comprehensive income attributable to us of US$ 1,833,490 for the three months ended December 31, 2019. The significant increase of comprehensive loss was due to the increase in net loss as mentioned above, which partially offset by an increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2020 and June 30, 2020, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through cash flows from operations and proceeds from our initial public offering, as well as from short-term loans and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 5, 2019, we entered into a securities purchase agreement with select investors whereby we sold 310,977 shares of common stock at a purchase price of US$ 4.68 per share, for the net proceeds of approximately US$ 1.5 million.

On December 10, 2020, we entered into a securities purchase agreement with select investors whereby we sold purchase, up to 604,900 shares of common stock at a purchase price of US$ 2.73 per share. The net proceeds that the Company received was US$ 1,6 million.

As of December 31, 2020, we had US$ 1,836,928 bank loans outstanding. We expect that we will be able to renew our existing bank loans upon their maturity based on past experience and our good credit history.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020

Current Assets	$58,998,932	$59,519,998
Current Liabilities	13,751,299	11,347,325
Working Capital	$45,247,633	$48,172,673

The working capital remained relatively stable with a decrease of US$ 2,925,040, or 6.1%, as of December 31, 2020 from June 30, 2020, primarily as a result of an increase in other payables and accrued expenses during the six months ended December 31, 2020. We believe that we currently have sufficient working capital to operate our business.

As of December 31, 2020 and June 30, 2020, the other major component of our working capital was accounts receivable. The accounts receivable as of December 31, 2020 were US$ 8,696,782, a decrease of approximately 21.0% from US$ 11,008,485 as of June 30, 2020 as a result of increased provision for doubtful accounts. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue account receivables from our customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2020 and June 30, 2020, we had no material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2020 and 2019.

	For the six months ended December 31,
	2020	2019

Net cash provided by (used in) operating activities	$(11,436,484)	$6,113,478
Net cash provided by investing activities	221,518	20,882
Net cash provided by financing activities	957,325	1,115,101
Effect of exchange rate changes on cash	2,245,261	(492,344)
Net increase (decrease) in cash	(8,012,380)	6,757,117
Cash, beginning of period	32,371,372	35,330,676
Cash, end of period	$24,358,992	$42,087,793

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2020 was approximately US$ 11.4 million, consisting of net loss of US$ 14.5 million, bad debt expenses of US$ 7.1 million, stock written off due to natural disaster of US$ 2.6 million, loss from disposal of property and equipment of US$ 2.1 million, loss from equity method investments of US$ 2.0 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$ 5.6 million, inventories of US$ 3.8 million, other receivables of US$ 2.8 million and accounts receivables of US$ 1.7 million, partially offset by the increase in other payable of US$ 2.7 million. Net cash provided by operating activities during the six months ended December 31, 2019 was approximately US$ 6.1 million, consisting of net loss of US$ 1.6 million, bad debt expenses of US$ 2.6 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$ 5.3 million, partially offset by the increase in other receivables of US$ 0.7 million.

Investing Activities

For the six months ended December 31, 2020, net cash provided by investing activities was US$ 221,518, primarily due to the proceeds from disposal of property and equipment of US$ 1.5 million, which was partially offset by advances of loans to third parties of US$ 1.3 million during the six months ended December 31, 2020. For the six months ended December 31, 2019, net cash provided by investing activities was approximately US$ 20,882, primarily due to the proceeds from disposal of property and equipment of US$ 79,233, partial offset by advances of loans to third parties of US$ 56,857 during the six months ended December 31, 2019.

Financing Activities

For the six months ended December 31, 2020, net cash provided financing activities amounted to approximately US$ 1.0 million, primarily due to the proceeds from issuance of common stock of US$ 1.6 million, and proceeds from short-term loans of US$ 0.3 million, partially offset by the repayment of short-term loans of US$ 1.0 million. For the six months ended December 31, 2019, net cash provided by financing activities amounted to US$ 1.1 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million, and proceeds from short-term loans of US$ 0.3 million, partially offset by the repayment of short-term loans of US$ 0.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a small reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report due to following material weaknesses:

●	a lack of full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions; and

●	a lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

In order to address the above material weaknesses, our management has taken the following steps:

●	recruiting sufficient qualified professionals with appropriate levels of knowledge and experience to assist in reviewing and resolving accounting issues in routine or complex transactions. To mitigate the reporting risks, we engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

●	improving the communication between management, board of directors, and the Chief Financial Officer; and

●	obtaining proper approval for other significant and non-routine transactions from the board of directors.

We are committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended December 30, 2020.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company except as set forth below:

On May 16, 2017, Bonwick Capital Partners, LLC (“Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against us in the United States District Court for the Southern District of New York. Plaintiff alleged that we entered into an agreement with Plaintiff (the “Agreement”), pursuant to which Plaintiff was to provide us with financial advisory services in connection with our initial public offering in the United States. Plaintiff alleged that we breached the Agreement and seek money damages up to US$6 million. As of the date of this Quarterly Report, there has been no progress in this lawsuit. We believe that these claims are without merit and intend to vigorously defend ourselves.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-202803	3.1	July 1, 2015

3.2	Amended and Restated Bylaws	S-1	333-202803	3.2	July 1, 2015

4.1	Specimen Common Stock Share Certificate	S-1	333-202803	4.1	January 27, 2016

10.1	Form of Securities Purchase Agreement	8-K	001-37776	10.1	December 15, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: February 19, 2021	By:	/s/ Guocong Zhou
Guocong Zhou
Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2021	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

