Form 10-Q
period 2021-03-31
SHINECO, INC.
filed 2021-05-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 4,009,288 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$25,848,597	$32,371,372
Accounts receivable, net	5,087,539	11,008,485
Due from related parties	130,407	120,939
Inventories, net	2,363,050	1,799,876
Advances to suppliers, net	16,743,140	13,313,946
Other current assets	5,847,512	905,380
TOTAL CURRENT ASSETS	56,020,245	59,519,998

Property and equipment, net	6,058,925	9,489,484
Land use right, net of accumulated amortization	1,263,683	1,195,943
Investments	-	4,515,124
Distribution rights	1,125,603	1,043,887
Long-term deposit and other noncurrent assets	100,343	96,280
Right of use assets	3,022,178	3,227,895
TOTAL ASSETS	$67,590,977	$79,088,611

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,830,249	$2,333,894
Accounts payable	278,633	148,209
Advances from customers	6,820	6,324
Due to related parties	1,131,376	1,355,919
Other payables and accrued expenses	7,776,146	4,018,684
Operating lease liabilities - current	97,560	97,633
Taxes payable	3,329,182	3,386,662
TOTAL CURRENT LIABILITIES	14,449,966	11,347,325

Income tax payable - noncurrent portion	566,022	566,022
Operating lease liabilities - non-current	449,162	401,891
Deferred tax liability	281,401	260,972
TOTAL LIABILITIES	15,746,551	12,576,210

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 4,009,288 and 3,039,943 shares issued and outstanding at March 31, 2021 and June 30, 2020*	4,009	3,040
Additional paid-in capital	30,037,504	27,302,051
Statutory reserve	4,198,107	4,198,107
Retained earnings	18,522,830	40,106,518
Accumulated other comprehensive loss	(1,451,386)	(6,283,835)
Total Stockholders’ equity of Shineco, Inc.	51,311,064	65,325,881
Non-controlling interest	533,362	1,186,520
TOTAL EQUITY	51,844,426	66,512,401

TOTAL LIABILITIES AND EQUITY	$67,590,977	$79,088,611

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020

REVENUE	$9,197,101	$18,649,715	$1,990,737	$3,734,322

COST OF REVENUE
Cost of product and services	8,563,090	14,191,705	2,261,864	3,308,857
Stock written off due to natural disaster	3,358,716	-	729,029	-
Business and sales related tax	29,100	43,004	7,160	15,341
Total cost of revenue	11,950,906	14,234,709	2,998,053	3,324,198

GROSS PROFIT (LOSS)	(2,753,805)	4,415,006	(1,007,316)	410,124

OPERATING EXPENSES
General and administrative expenses	13,625,060	9,343,435	5,016,939	3,896,478
Selling expenses	86,870	340,681	32,525	145,526
Total operating expenses	13,711,930	9,684,116	5,049,464	4,042,004

LOSS FROM OPERATIONS	(16,465,735)	(5,269,110)	(6,056,780)	(3,631,880)

OTHER INCOME (EXPENSE)
Income (loss) from equity method investments	(3,753,280)	97,528	(1,777,551)	(43,054)
Other income (expense), net	(2,066,268)	39,084	(28,076)	627
Interest expense, net	(30,977)	(8,250)	(452)	(7,942)
Total other income (expense)	(5,850,525)	128,362	(1,806,079)	(50,369)

LOSS BEFORE PROVISION FOR INCOME TAXES	(22,316,260)	(5,140,748)	(7,862,859)	(3,682,249)

PROVISION (BENEFIT) FOR INCOME TAXES	-	274,569	(83,106)	110,177

NET LOSS	(22,316,260)	(5,415,317)	(7,779,753)	(3,792,426)

Net income (loss) attributable to non-controlling interest	(732,572)	82,530	(272,488)	25,267

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(21,583,688)	$(5,497,847)	$(7,507,265)	$(3,817,693)

COMPREHENSIVE LOSS
Net loss	$(22,316,260)	$(5,415,317)	$(7,779,753)	$(3,792,426)
Other comprehensive income (loss): foreign currency translation income (loss)	4,911,863	(2,320,277)	(164,631)	(1,209,436)
Total comprehensive income loss	(17,404,397)	(7,735,594)	(7,944,384)	(5,001,862)
Less: comprehensive income (loss) attributable to non-controlling interest	(653,158)	47,067	(273,806)	5,280

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(16,751,239)	$(7,782,661)	$(7,670,578)	$(5,007,142)

Weighted average number of shares basic and diluted*	3,372,327	2,920,086	3,184,593	3,037,048

Basic and diluted loss per common share	$(6.40)	$(1.88)	$(2.36)	$(1.26)

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2019	2,541,308	$2,541	$24,779,687	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	72,632,114

Stock issuance	495,740	496	2,522,367	-	-	-	-	2,522,863
Net income (loss) for the period	-	-	-	-	(5,497,847)	-	82,530	(5,415,317)
Foreign currency translation loss	-	-	-	-	-	(2,284,814)	(35,463)	(2,320,277)
Balance at March 31, 2020	3,037,048	$3,037	$27,302,054	$4,198,107	$41,237,343	$(6,468,838)	$1,147,680	$67,419,383

Balance at June 30, 2020	3,039,943	$3,040	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Stock issuance	969,345	969	2,735,453	-	-	-	-	2,736,422
Net income loss for the period	-	-	-	-	(21,583,688)	-	(732,572)	(22,316,260)
Foreign currency translation gain	-	-	-	-	-	4,832,449	79,414	4,911,863
Balance at March 31, 2021	4,009,288	$4,009	$30,037,504	$4,198,107	$18,522,830	$(1,451,386)	$533,362	$51,844,426

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

						ACCUMULATED
			ADDITIONAL			OTHER	NON-
	COMMON STOCK		PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at December 31, 2019	3,037,048	$3,037	$27,302,054	$4,198,107	$45,055,036	$(5,279,389)	$1,142,400	$72,421,245

Net income (loss) for the period	-	-	-	-	(3,817,693)	-	25,267	(3,792,426)
Foreign currency translation loss	-	-	-	-	-	(1,189,449)	(19,987)	(1,209,436)
Balance at March 31, 2020	3,037,048	$3,037	$27,302,054	$4,198,107	$41,237,343	$(6,468,838)	$1,147,680	$67,419,383

Balance at December 31, 2020	3,644,843	$3,645	$28,944,533	$4,198,107	$26,030,095	$(1,288,073)	$807,168	$58,695,475

Stock issuance	364,445	364	1,092,971	-	-	-	-	1,093,335
Net loss for the period	-	-	-	-	(7,507,265)	-	(272,488)	(7,779,753)
Foreign currency translation gain (loss)	-	-	-	-	-	(163,313)	(1,318)	(164,631)
Balance at March 31, 2021	4,009,288	$4,009	$30,037,504	$4,198,107	$18,522,830	$(1,451,386)	$533,362	$51,844,426

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,316,260)	$(5,415,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	520,005	891,727
Loss from disposal of property and equipment	2,154,151	60,111
Provision for doubtful accounts	11,141,211	5,748,507
Provision for inventory reserve	216,629	242,015
Stock written off due to natural disaster	3,358,716	-
Deferred tax benefit	-	(202,293)
Loss (income) from equity method investments	3,753,280	(97,528)
Amortization of right of use assets	424,638	-
Restricted shares issued for management	-	1,022,661

Changes in operating assets and liabilities:
Accounts receivable	(2,420,160)	(1,037,487)
Advances to suppliers	(4,332,686)	3,268,646
Inventories	(3,990,001)	209,054
Other receivables	(3,813,081)	(767,368)
Prepaid expense and other assets	4,450	441,640
Due from related parties	-	62,570
Right of use assets	-	(32,376)
Accounts payable	116,677	(52,865)
Advances from customers	-	(367,705)
Other payables	3,641,524	293,804
Operating lease liabilities	(11,513)	-
Taxes payable	(301,821)	29,733
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,854,241)	4,297,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(1,497)
Proceeds from disposal of property and equipment	1,497,675	79,414
Proceeds from withdrawal of investments	1,027,405	-
Repayments (advances) of loans to third parties	(1,273,024)	38,377
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,252,056	116,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	299,535	2,352,488
Repayment of short-term loans	(973,489)	(2,352,488)
Repayment of other short-term loans	-	(7,129)
Proceeds from issuance of common stock	2,736,422	1,500,203
Proceeds from (repayments of) advances from related parties	(297,510)	614,526
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,764,958	2,107,600

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,314,452	(1,206,310)

NET INCREASE (DECREASE) IN CASH	(6,522,775)	5,315,113

CASH - Beginning of the Period	32,371,372	35,330,676

CASH - End of the Period	$25,848,597	$40,645,789

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$619,704	$530,299
Cash paid for interest	$88,894	$84,432

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$413,955

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

Since Shineco is effectively controlled by the majority shareholders of the Zhisheng VIEs and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and its VIEs, the Zhisheng VIEs and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove, and the VIEs of Tenet-Jove are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco was accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Tenet-Jove and its VIEs had become effective as of the beginning of the first period presented in the accompanying unaudited condensed consolidated financial statements.

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

The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) the Zhisheng VIEs are engaged in planting, processing, and distributing green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	March 31, 2021	June 30, 2020

Current assets	$52,240,926	$58,350,565
Plant and equipment, net	4,679,535	8,168,594
Other non-current assets	4,369,823	11,054,954
Total assets	61,290,284	77,574,113
Total liabilities	(7,046,069)	(6,189,172)
Net assets	$54,244,215	$71,384,941

	For the nine months ended March 31,		For the three months ended March 31,
	2021	2020	2021	2020
Net sales	$9,115,071	$18,565,197	$1,971,082	$3,731,867
Gross profit (loss)	$(2,562,654)	$4,620,187	$(873,783)	$484,907
Loss from operations	$(14,234,577)	$(1,054,684)	$(5,119,542)	$(2,805,273)
Net loss	$(19,443,845)	$(1,323,411)	$(6,591,598)	$(3,030,057)

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income of these entities are reported separately in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2021 and June 30, 2020, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2021 and June 30, 2020, the allowance for doubtful accounts was US$13,539,904 and US$5,235,436, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2021 and June 30, 2020, the inventory reserve was US$1,429,804 and US$1,121,408, respectively.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2021 and June 30, 2020, the Company had an allowance for uncollectible advances to suppliers of US$5,629,606 and US$3,342,590, respectively.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach, which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$0.5 million, with corresponding ROU assets of US$3.6 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments, and long-term prepaid leases. For the nine and three months ended March 31, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions at March 31, 2021 and June 30, 2020. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at March 31, 2021, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2017 and thereafter. As of March 31, 2021, the tax years ended December 31, 2016 through December 31, 2020 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2021 and June 30, 2020 were translated at 1 RMB to 0.1525 USD and at 1 RMB to 0.1414 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2021 and 2020 were 1 RMB to 0.1498 USD and 1 RMB to 0.1426 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2021 and 2020 were 1 RMB to 0.1542 USD and 1 RMB to 0.1432 USD, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2021 and 2020.

New Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-08, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The guidance identifies, evaluates, and improves areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The amendments in that ASU expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For entities that have adopted the amendments in Update 2018-07, the updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal 2021. Early adoption is permitted. The Company adopted this ASU on July 1, 2020 and the adoption of this ASU did not have a material impact on its financial statements.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves various financial instruments topics, including the CECL Standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 were effective upon issuance of ASU 2020-03. The amendments related to Issue 3, Issue 6, and Issue 7 were effective for the Company beginning on January 1, 2020. The Company adopted this ASU on July 1, 2020 and the adoption of this ASU did not have a material impact on its financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows, and disclosures.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s condensed unaudited consolidated financial statements.

NOTE 3 – INVENTORIES, NET

The inventories, net consisted of the following:

	March 31, 2021	June 30, 2020

Raw materials	$298,414	$958,206
Work-in-process	1,757,429	529,655
Finished goods	1,737,011	1,433,423
Less: inventory reserve	(1,429,804)	(1,121,408)
Total inventories, net	$2,363,050	$1,799,876

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2021	June 30, 2020

Buildings	$8,157,093	$11,525,458
Machinery and equipment	927,978	860,610
Motor vehicles	62,141	57,630
Office equipment	249,272	231,174
Farmland leasehold improvements	3,207,353	2,974,508
	12,603,837	15,649,380
Less: accumulated depreciation and amortization	(6,544,912)	(6,159,896)
Total property and equipment, net	$6,058,925	$9,489,484

Depreciation and amortization expense charged to operations was US$446,236 and US$524,239 for the nine months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expense charged to operations was US$135,511 and US$104,281 for the three months ended March 31, 2021 and 2020, respectively.

Farmland leasehold improvements consisted of following:

	March 31, 2021	June 30, 2020

Blueberry farmland leasehold improvements	$2,464,031	$2,285,149
Yew tree planting base reconstruction	276,063	256,021
Greenhouse renovation	467,259	433,338
Total farmland leasehold improvements	$3,207,353	$2,974,508

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

	March 31, 2021	June 30, 2020

Land use rights	$1,696,485	$1,573,325
Less: accumulated amortization	(432,802)	(377,382)
Total land use rights, net	$1,263,683	$1,195,943

For the nine months ended March 31, 2021 and 2020, the Company recognized amortization expenses of US$28,822 and US$27,720, respectively. For the three months ended March 31, 2021 and 2020, the Company recognized amortization expenses of US$9,840 and US$9,293, respectively.

The estimated future amortization expenses are as follows:

12 months ending March 31:
2022	$33,930
2023	33,930
2024	33,930
2025	33,930
2026	33,930
Thereafter	1,094,033
Total	$1,263,683

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of March 31, 2021, the distribution rights were evaluated at RMB7,380,000 (US$1,125,603).

NOTE 7 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. Ankang Longevity Group recorded a loss of US$3,753,280 and an income of US$97,528 for the nine months ended March 31, 2021 and 2020, respectively and recorded a loss of US$1,777,551 and a loss of US$43,054 for the three months ended March 31, 2021 and 2020, respectively, from the investments, which was included in “Income from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss. (See Note 11.) On March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021. Upon the transfer of these two equity investments, Ankang Longevity Group recorded a loss of US$1,748,459, which was included in the investment loss for the nine and three months ended March 31, 2021 as mentioned above.

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine and three months ended March 31, 2021 and 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

On October 21, 2013, the Company, through its controlled subsidiaries, Zhisheng Freight and Zhisheng Agricultural, entered into an agreement with an unrelated third party, Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. (“Zhen’Ai Network”), and invested RMB14.5 million (approximately US$2.2 million) into Tiancang Systematic Warehousing project (“Tiancang Project”) operated by Zhen’Ai Network. The Tiancang Project is an online platform established to provide comprehensive warehousing and logistic solutions to companies involved in E-commerce. The Company is entitled to 29% of Tiancang Project’s after-tax net income annually, less 30% statutory reserve and a 10% employee welfare fund contribution. When the amount of the accumulated statutory reserve reaches 30% of the total investment for the Tiancang Project, no additional appropriation to the statutory reserve is required. The Company considered it unlikely to obtain any investment income in the future, and decided to make a full impairment on this investment during the year ended June 30, 2020.

The Company’s investments in unconsolidated entities consist of the following:

	March 31, 2021	June 30, 2020

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd.	$-	$3,690,419
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	-	824,705
Total investment	$-	$4,515,124

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2021	June 30, 2020

Current assets	$-	$38,546,879
Noncurrent assets	-	324,725
Current liabilities	-	29,671,104

	For the nine months ended March 31,
	2021	2020

Net sales	$21,199,520	$23,490,467
Gross profit	1,748,858	2,236,670
Income (loss) from operations	(4,065,801)	195,147
Net income (loss)	(4,091,472)	199,037

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	March 31, 2021	June 30, 2020

ROU lease assets	$3,022,178	$3,227,895

Operating lease liabilities – current	97,560	97,633
Operating lease liabilities – non-current	449,162	401,891
Total operating lease liabilities	$546,722	$499,524

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.21	9.26
Weighted average discount rate	5.0	5.0

Rent expenses totaled US$337,128 and US$307,503 for the nine months ended March 31, 2021 and 2020, respectively. Rent expenses totaled US$112,171 and US$106,175 for the three months ended March 31, 2021 and 2020, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021:

Remainder of 2021	$112,118
2022	343,437
2023	341,200
2024	341,200
2025	341,200
Thereafter	1,603,424
Total lease payments	3,082,579
Less: imputed interest	(60,398)
Less: prepayments	(2,475,459)
Present value of lease liabilities	$546,722

NOTE 9 - SHORT-TERM LOANS

Short-term loans consisted of the following:

Lender	March 31, 2021	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a^	1,525,208	2022/2/27	5.66%
Agricultural Bank of China-b	305,041	2021/9/1	5.66%
Total short-term loans	$1,830,249

Lender	June 30, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-b*	$282,896	2020-8-22	5.60%
Agricultural Bank of China-a	636,517	2020-12-23	4.65%
Agricultural Bank of China-a	1,414,481	2021-2-24	5.66%
Total short-term loans	$2,333,894

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

^	Upon the original maturity date of February 27, 2021, the Company signed two loan extension agreements with Agricultural Bank of China to extend the loan repayment date to February 27, 2022 with the same interest rate of 5.66% per annum.

The Company recorded interest expenses of US$88,894 and US$84,432 for the nine months ended 2021 and 2020, respectively. The annual weighted average interest rates were 5.36% and 5.03% for the nine months ended 2021 and 2020, respectively.

The Company recorded interest expenses of US$25,627 and US$26,166 for the three months ended 2021 and 2020, respectively. The annual weighted average interest rates were 5.50% and 4.53% for the three months ended 2021 and 2020, respectively.

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

The fair value of distribution rights and its estimated useful lives are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,125,603	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation, and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were $nil in the nine and three months ended March 31, 2021.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of March 31, 2021 and June 30, 2020, the outstanding amounts due from related parties consisted of the following:

	March 31, 2021	June 30, 2020

Yang Bin	$45,756	$42,434
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	22,878	21,217
Wang Qiwei	61,773	57,288
Total due from related parties	$130,407	$120,939

a.	This company is wholly owned by one of the Company’s senior management.

Due to Related Parties

As of March 31, 2021 and June 30, 2020, the Company had related party payables of US$1,131,376 and US$1,355,919, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lent funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	March 31, 2021	June 30, 2020

Wu Yang	$97,690	$90,598
Wang Sai	91,293	90,629
Chen Jiping	-	3,024
Zhou Guocong	547,974	648,308
Li Baolin	228,781	353,619
Zhao Min	165,638	169,741
Total due to related parties	$1,131,376	$1,355,919

Sales to Related Parties

For the nine and three months ended March 31, 2021, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party (see Note 7), of US$1,606,448 and US$311,249, respectively. For the nine and three months ended March 31, 2020, the Company recorded sales to Shaanxi Pharmaceutical Group, a related party, of US$2,128,575 and US$582,726, respectively. As of March 31, 2021 and June 30, 2020, the balance of accounts receivable due from Shaanxi Pharmaceutical Group was US$nil and US$1,567,160, respectively.

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

i) The components of the income tax expenses (benefits) were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2021	2020	2021	2020
Current income tax provision (benefit)	$-	$476,862	$(83,106)	$142,960
Deferred income tax benefit	-	(202,293)	-	(32,783)
Total	$-	$274,569	$(83,106)	$110,177

	March 31, 2021	June 30, 2020
Deferred tax assets:
Allowance for doubtful accounts	$1,291,461	$428,879
Inventory reserve	326,903	252,022
Net operating loss carry-forwards	544,267	504,754
Total	2,162,631	1,185,655
Valuation allowance	(2,162,631)	(1,185,655)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(281,401)	(260,972)
Total deferred tax liability	(281,401)	(260,972)
Deferred tax liability, net	$(281,401)	$(260,972

Movement of the valuation allowance:

	March 31, 2021	June 30, 2020

Beginning balance	$1,185,655	$519,671
Current year addition	884,162	680,901
Exchange difference	92,814	(14,917)
Ending balance	$2,162,631	$1,185,655

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2021 and 2020.

(c) Taxes Payable

Taxes payable consisted of the following:

	March 31, 2021	June 30, 2020

Income tax payable	$3,326,884	$3,424,043
Value added tax payable	561,854	522,615
Business tax and other taxes payable	6,466	6,026
Total tax payable	3,895,204	3,952,684
Less: current portion	3,329,182	3,386,662
Income tax payable - noncurrent portion	$566,022	$566,022

NOTE 13 - STOCKHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 190,354 shares of common stock at a price of US$40.50 per share for gross proceeds of US$7.7 million and net proceeds of approximately US$5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT.”

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of March 31, 2021 and June 30, 2020, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

On September 3, 2019, the Company granted 184,763 restricted shares of common stock to its employees as compensation cost for awards. The fair value of the restricted shares was US$1,022,660 based on the closing stock price US$5.54 at September 3, 2019. These restricted shares vested immediately on the grant date.

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

On January 27, 2021, the Company issued 364,445 shares of common stock to three investors at a price of US$3.0 per share. The Company received net proceeds of US$1,093,355.

NOTE 14 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$25,831,506 and US$32,358,252 as of March 31, 2021 and June 30, 2020, respectively.

During the nine months ended March 31, 2021 and 2020, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2021, four customers accounted for approximately 17%, 15%, 14%, and 10% of the Company’s total sales, respectively. For the three months ended March 31, 2021, three customers accounted for approximately 16%, 13%, and 12% of the Company’s total sales, respectively. At March 31, 2021, five customers accounted for approximately 72% of the Company’s accounts receivable.

For the nine months ended March 31, 2020, two customers accounted for approximately 14% and 11% of the Company’s total sales, respectively. For the three months ended March 31, 2020, four customers accounted for approximately 19%, 16%, 14%, and 10% of the Company’s total sales, respectively.

For the nine months ended March 31, 2021, two vendors accounted for approximately 53% and 11% of the Company’s total purchases, respectively. For the three months ended March 31, 2021, two vendors accounted for approximately 48% and 10% of the Company’s total purchases, respectively.

For the nine months ended March 31, 2020, four vendors accounted for approximately 34%, 16%, 11%, and 10% of the Company’s total purchases, respectively. For the three months ended March 31, 2020, six vendors accounted for approximately 22%, 21%, 17%, 15%, 13%, and 12% of the Company’s total purchases, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (the “Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleged that the Company entered into an agreement with the Plaintiff, pursuant to which the Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. The Plaintiff alleged that the Company breached the Agreement and seek money damages up to US$6 million. In March 2021, the Company entered into a Settlement Agreement and Release with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$ 47,500 as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims.

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management’s assessment, the Company has determined that it has three operating segments according to its major products and locations as follows:

●	Developing, manufacturing, and distributing specialized fabrics, textile products, and other by-products derived from an indigenous Chinese plant called Apocynum Venetum, commonly known as “Bluish Dogbane” or known in Chinese as “Luobuma” (referred to herein as Luobuma):

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

●	Planting, processing, and distributing green and organic agricultural produce as well as growing and cultivating of Chinese Yew trees (“Other agricultural products”):

The operating companies of this segment, the Zhisheng VIEs, are engaged in growing and distributing green and organic vegetables and fruits as well as providing logistics services for distributing agricultural products. This segment has been focusing its efforts on the growing and cultivating of Chinese yew trees (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of medications believed to be anti-cancer and the tree itself can be used as an ornamental indoor bonsai tree, which are known to have the effect of purifying air quality.

The operations of this segment are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing, where the Zhisheng VIEs have newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

The following table presents summarized information by segment for the nine months ended March 31, 2021:

	For the nine months ended March 31, 2021
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$96,477	$6,761,663	$2,338,961	$9,197,101
Cost of revenue and related business and sales tax	287,629	5,792,488	5,870,789	11,950,906
Gross profit (loss)	(191,152)	969,175	(3,531,828)	(2,753,805)
Gross profit (loss) %	(198.1)%	14.3%	(151.0)%	(29.9)%

The following table presents summarized information by segment for the nine months ended March 31, 2020:

	For the nine months ended March 31, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$144,659	$9,661,025	$8,844,031	$18,649,715
Cost of revenue and related business and sales tax	349,840	7,353,047	6,531,822	14,234,709
Gross profit (loss)	(205,181)	2,307,978	2,312,209	4,415,006
Gross profit (loss) %	(141.8)%	23.9%	26.1%	23.7%

The following table presents summarized information by segment for the three months ended March 31, 2021:

	For the three months ended March 31, 2021
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$23,468	$1,352,938	$614,331	$1,990,737
Cost of revenue and related business and sales tax	157,001	1,342,583	1,498,469	2,998,053
Gross profit (loss)	(133,533)	10,355	(884,138)	(1,007,316)
Gross profit (loss) %	(569.0)%	0.8%	(143.9)%	(50.6)%

The following table presents summarized information by segment for the three months ended March 31, 2020:

	For the three months ended March 31, 2020
	Luobuma	Herbal	Other agricultural
	products	products	products	Total
Segment revenue	$5,900	$2,821,425	$906,997	$3,734,322
Cost of revenue and related business and sales tax	80,683	2,125,927	1,117,588	3,324,198
Gross profit (loss)	(74,783)	695,498	(210,591)	410,124
Gross profit (loss) %	(1,267.5)%	24.7%	(23.2)%	11.0%

Total assets as of March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021	June 30, 2020

Luobuma products	$5,348,926	$2,836,450
Herbal products	39,467,761	43,855,815
Other agricultural products	22,774,290	32,396,346
Total assets	$67,590,977	$79,088,611

NOTE 17 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 14, 2021, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

Financing Activities

On January 27, 2021, the Company issued 364,445 shares of common stock to three investors, who are not “U.S. persons” as defined pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), at a price of US$3.0 per share. The share issuance was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act. The Company received net proceeds of US$1,093,355.

On April 14, 2021, the Company entered into certain stock purchase agreements with certain investors (the “Purchasers”), who are not “U.S. persons” as defined in the stock purchase agreements pursuant to Regulation S promulgated under the Securities Act, whereby the Company agreed to issue and sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 3,872,194 shares of common stock (the “Shares”) at an aggregate purchase price of $11,005,204.40 (the “Offering”). The Shares to be issued in the Offering are exempt from the registration requirements of the Securities Act, pursuant to Regulation S promulgated under the Securities Act. As of the date of this Quarterly Report, the Offering is in process and not yet completed.

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

COVID-19 Impact

The COVID-19 outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to the COVID-19 outbreak, our offices and retail stores remained closed or had limited business operations after the Chinese New Year holiday until early April 2020. In addition, the COVID-19 outbreak had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenue.

Although we have used all reasonable efforts to adopt measures to overcome the adverse impact of the COVID-19 outbreak and resumed our normal business activities in early May 2020, our management believes the outbreak had a negative impact on our operation result during the nine and three months ended March 31, 2021. Our revenue for the nine months ended March 31, 2021 was approximately US$9.2 million, a decrease of approximately US$9.5 million, or 50.7%, from approximately US$18.6 million for the same period in 2020. Our revenue for the three months ended March 31, 2021 was approximately US$2.0 million, a decrease of approximately US$1.7 million, or 46.7%, from approximately US$3.7 million for the same period in 2020. As of the date of this Quarterly Report, the COVID-19 outbreak in China appears to have been under relative control. While we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact and the duration of the impact cannot be reasonably estimated at this time.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2021 and June 30, 2020, the allowance for doubtful accounts was US$13,539,904 and US$5,235,436, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2021 and June 30, 2020, the inventory reserve was US$1,429,804 and US$1,121,408, respectively.

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

Results of Operations for the Nine Months Ended March 31, 2021 and 2020

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,		Variance
	2021	2020	Amount	%
Revenue	$9,197,101	$18,649,715	$(9,452,614)	(50.69)%
Cost of revenue	11,950,906	14,234,709	(2,283,803)	(16.04)%
Gross profit (loss)	(2,753,805)	4,415,006	(7,168,811)	(162.37)%
General and administrative expenses	13,625,060	9,343,435	4,281,625	45.82%
Selling expenses	86,870	340,681	(253,811)	(74.50)%
Loss from operations	(16,465,735)	(5,269,110)	(11,196,625)	212.50%
Income (loss) from equity method investments	(3,753,280)	97,528	(3,850,808)	(3,948.41)%
Other income (expense), net	(2,066,268)	39,084	(2,105,352)	(5,386.74)%
Interest expense, net	(30,977)	(8,250)	(22,727)	275.48%
Loss before income tax provision	(22,316,260)	(5,140,748)	(17,175,512)	334.11%
Provision for income taxes	-	274,569	(274,569)	(100.00)%
Net loss	$(22,316,260)	$(5,415,317)	$(16,900,943)	312.10%
Comprehensive loss attributable to Shineco Inc.	$(16,751,239)	$(7,782,661)	$(8,968,578)	115.24%

Revenue

Currently, we have three revenue streams derived from our three major business segments: (i) developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing, which segment is channeled through our wholly owned subsidiary, Tenet-Jove; (ii) processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products, which segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries; and (iii) planting, processing, and distributing green and organic agricultural produce as well as growing and cultivation of yew trees, which segment is conducted through the Zhisheng VIEs.

The following table sets forth the breakdown of our revenue for each of our three segments, for the nine months ended March 31, 2021 and 2020, respectively:

	Nine Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$96,477	1.05%	$144,659	0.78%	$(48,182)	(33.31)%
Chinese medicinal herbal products	6,761,663	73.52%	9,661,025	51.80%	(2,899,362)	(30.01)%
Other agricultural products	2,338,961	25.43%	8,844,031	47.42%	(6,505,070)	(73.55)%
Total Amount	$9,197,101	100.00%	$18,649,715	100.00%	$(9,452,614)	(50.69)%

For the nine months ended March 31, 2021 and 2020, revenue from sales of Luobuma products was US$96,477 and US$144,659, respectively, which represented a decrease of US$48,182, or 33.31%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products since last year and mainly focused on clearing off our remaining old stocks. Meanwhile, we reduced resources and investments in our E-commerce distribution channel, which also resulted in a decrease in our online sales volume. In addition, our sales of Luobuma products were affected by the COVID-19 outbreak. As a result, our overall sales decreased during the nine months ended March 31, 2021 as compared to the same period in 2020.

For the nine months ended March 31, 2021 and 2020, revenue from sales of Chinese medicinal herbal products was US$6,761,663 and US$9,661,025, respectively, representing a decrease of US$2,899,362, or 30.01%. Due to the COVID-19 outbreak, people became more health conscious and started wearing masks in public area, which resulted in a reduction of the incidence of other illness. Hence, our sales of Chinese medicinal herbal products decreased during the nine months ended March 31, 2021 as compared to the same period in 2020.

For the nine months ended March 31, 2021 and 2020, revenue from sales of other agricultural products was US$2,338,961 and US$8,844,031, respectively, representing a decrease of US$6,505,070, or 73.55%. The decrease was mainly due to the decline of sales volume of yew trees during the nine months ended March 31, 2021 as compared to the same period in 2020. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the nine months ended March 31, 2021 as compared to the same period in 2020. The decrease was also due to a shift in our business strategy as our yew trees business is adversely affected by the COVID-19 outbreak. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and related tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments, for the nine months ended March 31, 2021 and 2020, respectively:

	Nine Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$287,613	2.41%	$349,516	2.46%	$(61,903)	(17.71)%
Chinese medicinal herbal products	5,767,915	48.26%	7,318,018	51.41%	(1,550,103)	(21.18)%
Other agricultural products	5,866,278	49.09%	6,524,171	45.83%	(657,893)	(10.08)%
Business and sales related tax	29,100	0.24%	43,004	0.30%	(13,904)	(32.33)%
Total Amount	$11,950,906	100.00%	$14,234,709	100.00%	$(2,283,803)	(16.04)%

For the nine months ended March 31, 2021 and 2020, cost of revenue from sales of our Luobuma products was US$287,613 and US$349,516, respectively, representing a decrease of US$61,903, or 17.71%. The decrease was in line with the decrease in sales of Luobuma products. However, the percentage of decrease in cost of revenue was less than the percentage of decrease in sales, mainly due to reduced selling prices of our Luobuma products, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the nine months ended March 31, 2021.

For the nine months ended March 31, 2021 and 2020, cost of revenue from sales of Chinese medicinal herbal products was US$5,767,915 and US$7,318,018, respectively, representing a decrease of US$1,550,103, or 21.18%. The decrease was mainly due to less Chinese medicinal herbal products sold during the nine months ended March 31, 2021 as compared to the same period in 2020 as mentioned above. However, the percentage of decrease in cost of revenue was less than the percentage of decrease in sales; please refer to the gross profit analysis below for more details.

For the nine months ended March 31, 2021 and 2020, cost of revenue from sales of other agricultural products was US$5,866,278 and US$6,524,171, respectively, representing a decrease of US$657,893, or 10.08%. The decrease was mainly due to less yew trees sold during the nine months ended March 31, 2021 as compared to the same period in 2020 as mentioned above. The decrease was partially offset by an inventory write-off during the nine months ended March 31, 2021. Due to the continuous impact of the Covid-19 outbreak in China and severe cold weather during the winter period this year, which resulted in the damage and death of a large number of yew trees, we wrote off our inventory in the amount of US$3,358,716 during the nine months ended March 31, 2021.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our three segments, for the nine months ended March 31, 2021 and 2020, respectively:

	Nine Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$(191,152)	6.94%	$(205,181)	(4.65)%	$14,029	(6.84)%
Chinese medicinal herbal products	969,175	(35.19)%	2,307,978	52.28%	(1,338,803)	(58.01)%
Other agricultural products	(3,531,828)	128.25%	2,312,209	52.37%	(5,844,037)	(252.75)%
Total Amount	$(2,753,805)	100.00%	$4,415,006	100.00%	$(7,168,811)	(162.37)%

Gross loss from Luobuma product sales decreased by US$14,029, or 6.84%, for the nine months ended March 31, 2021 as compared to the same period in 2020. During the nine months ended March 31, 2021, our gross loss was US$191,152, mainly due to the allowance we accrued for slow-moving inventories in the amount of US$216,629. In addition, in order to reduce our old stock, we sold some of our products below their original costs during the nine months ended March 31, 2021. However, our gross loss decreased, which was mainly due to less allowance accrued for our slow-moving inventories in the amount of US$25,386 during the nine months ended March 31, 2021 as compared to the same period in 2020.

Gross profit from sales of Chinese medicinal herbal products decreased by US$1,338,803, or 58.01%, for the nine months ended March 31, 2021 as compared to the same period in 2020. However, the percentage of decrease in gross profit was more than the percentage of decrease in revenue. It was mainly due to reduced selling prices of our Chinese medicinal herbal products, as we gave more promotion and price discounts in order to attract more customers and clear our stocks when the demand for our products was impacted during the nine months ended March 31, 2021.

Gross loss from sales of other agricultural products decreased by US$5,844,037, or 252.75%, for the nine months ended March 31, 2021 as compared to the same period in 2020. During the nine months ended March 31, 2021, our gross loss was US$3,531,828, mainly due to less yew trees sold as well as an inventory write-off during the nine months ended March 31, 2021 as mentioned above. The decrease was also due to reduced selling prices of our products, as we gave more price discounts in order to get more customer orders when the demand for our products was impacted during the nine months ended March 31, 2021.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2021 and 2020, respectively:

	Nine Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$13,625,060	99.37%	$9,343,435	96.48%	$4,281,625	45.82%
Selling expenses	86,870	0.63%	340,681	3.52%	(253,811)	(74.50)%
Total Amount	$13,711,930	100.00%	$9,684,116	100.00%	$4,027,814	41.59%

General and Administrative Expenses

For the nine months ended March 31, 2021, our general and administrative expenses were US$13,625,060, representing an increase of US$4,281,625, or 45.82%, as compared to the same period in 2020. The increase was mainly due to an increase in bad debt expenses of US$5,392,704 during the nine months ended March 31, 2021. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in the collection of overdue accounts receivable from our customers. The increase was partially offset by a decrease in staff salary expenses as we issued restricted shares to the management as compensation of US$1,022,661 during the same period in 2020.

Selling Expenses

For the nine months ended March 31, 2021, our selling and distribution expenses were US$86,870, representing a decrease of US$253,811, or 74.50%, as compared to the same period in 2020. The decrease was mainly due to the decrease in promotion expenses and commission expenses for our online shops under Tenet-Jove, which was in line with the decrease in our sales during the nine months ended March 31, 2021. The decrease was also due to the decrease in salary-related expenses as a result of a reduced number of staff members during the nine months ended March 31, 2021.

Income (Loss) from Equity Method Investments

We were 49% owners in two companies incorporated pursuant to two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”): Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). We recorded a net loss of US$3,753,280 and a net income of US$97,528 from these equity investments for the nine months ended March 31, 2021 and 2020, respectively. The increase in net loss was primarily due to the net loss in Sunsimiao Drugstores and Shaanxi Longevity Pharmacy in the current period. Shaanxi Longevity Pharmacy recorded a large amount of bad debt expenses due to slow collection of its accounts receivable, as many of its customers’ businesses were adversely affected by the COVID-19 outbreak in China during this period. In addition, on March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021. Upon the transfer of these two equity investments, Ankang Longevity Group recorded a loss of US$1,748,459, which was included in the investment loss for the nine months ended March 31, 2021 as mentioned above.

Other Income (Expenses), Net

For the nine months ended March 31, 2021, our net other expenses were US$2,066,268, representing an increase of US$2,105,352, or 5,386.74%, as compared to net other income of US$39,084 in the same period in 2020. The increase in net other expenses was primarily due to a loss from disposal of property and equipment of US$2,154,151 during the nine months ended March 31, 2021.

Provision for Income Taxes

For the nine months ended March 31, 2021 and 2020, our provision for income taxes decreased by US$274,569, or 100.00%, to US$nil for the nine months ended March 31, 2021 from US$274,569 for the nine months ended March 31, 2020. The decrease in provision for income taxes was mainly due to the decreased taxable income of Ankang Longevity Group as Ankang Longevity Group incurred loss before tax for the nine months ended March 31, 2021.

Net Loss

Our net loss was US$22,316,260 for nine months ended March 31, 2021, an increase of US$16,900,943, or 312.10%, from a net loss of US$5,415,317 for nine months ended March 31, 2020. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, the loss from equity method investments, and net other expenses.

Comprehensive Loss

The comprehensive loss was US$17,404,397 for the nine months ended March 31, 2021, an increase of US$9,668,803 from a comprehensive loss of US$7,735,594 for the nine months ended March 31, 2020. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$16,751,239 for the nine months ended March 31, 2021, compared to a comprehensive loss attributable to us in the amount of US$7,782,661 for the nine months ended March 31, 2020. The significant increase in comprehensive loss was due to the increase in net loss as mentioned above, which was partially offset by an increase in the recorded income of foreign currency translation, where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Overview

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Variance
	2021	2020	Amount	%
Revenue	$1,990,737	$3,734,322	$(1,743,585)	(46.69)%
Cost of revenue	2,998,053	3,324,198	(326,145)	(9.81)%
Gross profit (loss)	(1,007,316)	410,124	(1,417,440)	(345.61)%
General and administrative expenses	5,016,939	3,896,478	1,120,461	28.76%
Selling expenses	32,525	145,526	(113,001)	(77.65)%
Loss from operations	(6,056,780)	(3,631,880)	(2,424,900)	66.77%
Loss from equity method investments	(1,777,551)	(43,054)	(1,734,497)	4,028.65%
Other income (expense)	(28,076)	627	(28,703)	(4,577.83)%
Interest expense, net	(452)	(7,942)	7,490	(94.31)%
Loss before income tax provision	(7,862,859)	(3,682,249)	(4,180,610)	113.53%
Provision (benefit) for income taxes	(83,106)	110,177	(193,283)	(175.43)%
Net loss	$(7,779,753)	$(3,792,426)	$(3,987,327)	105.14%
Comprehensive loss attributable to Shineco Inc.	$(7,670,578)	$(5,007,142)	$(2,663,436)	53.19%

Revenue

Currently, we have three revenue streams derived from our three major business segments: (i) developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luobuma raw materials processing, which segment is channeled through our wholly owned subsidiary, Tenet-Jove; (ii) processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products, which segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries; and (iii) planting, processing, and distributing green and organic agricultural produce as well as growing and cultivation of yew trees, which segment is conducted through the Zhisheng VIEs.

The following table sets forth the breakdown of our revenue for each of our three segments, for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$23,468	1.18%	$5,900	0.16%	$17,568	297.76%
Chinese medicinal herbal products	1,352,938	67.96%	2,821,425	75.55%	(1,468,487)	(52.05)%
Other agricultural products	614,331	30.86%	906,997	24.29%	(292,666)	(32.27)%
Total Amount	$1,990,737	100.00%	$3,734,322	100.00%	$(1,743,585)	(46.69)%

For the three months ended March 31, 2021 and 2020, revenue from sales of Luobuma products was US$23,468 and US$5,900, respectively, which represented an increase of US$17,568, or 297.76%. The increase was mainly due to increased sales volume resulting from reduced selling prices of our Luobuma products, as we gave more promotion and price discounts so that we could attract more customers orders during the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, revenue from sales of Chinese medicinal herbal products was US$1,352,938 and US$2,821,425, respectively, representing a decrease of US$1,468,487 or 52.05%. Due to the COVID-19 outbreak, people became more health conscious and started to wear masks in public area, which resulted in a reduction of the incidence of other illness. Hence, our sales of Chinese medicinal herbal products decreased during the three months ended March 31, 2021 as compared to the same period in 2020.

For the three months ended March 31, 2021 and 2020, revenue from sales of other agricultural products was US$614,331 and US$906,997, respectively, representing a decrease of US$292,666 or 32.27%. The decrease was mainly due to the decline of sales volume of yew trees during the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in sales volume was mainly due to a shift in our business strategy as our yew trees business is adversely affected by the COVID-19. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and related tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments, for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$157,001	5.24%	$80,680	2.42%	$76,321	94.60%
Chinese medicinal herbal products	1,336,937	44.59%	2,114,211	63.60%	(777,274)	(36.76)%
Other agricultural products	1,496,955	49.93%	1,113,966	33.51%	382,989	34.38%
Business and sales related tax	7,160	0.24%	15,341	0.47%	(8,181)	(53.33)%
Total Amount	$2,998,053	100.00%	$3,324,198	100.00%	$(326,145)	(9.81)%

For the three months ended March 31, 2021 and 2020, cost of revenue from sales of our Luobuma products was US$157,001 and US$80,680, respectively, representing an increase of US$76,321, or 94.60%. The increase was mainly due to the increased allowance we accrued for slow-moving inventories as well as increase in cost of revenue as we sold more Luobuma products, which was in line with the increase in sales during the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, cost of revenue from sales of Chinese medicinal herbal products was US$1,336,937 and US$2,114,211, respectively, representing a decrease of US$777,274, or 36.76%. The decrease was mainly due to less Chinese medicinal herbal products sold during the three months ended March 31, 2021 as compared to the same period in 2020 as mentioned above. However, the percentage of decrease in cost of revenue was less than the percentage of decrease in sales; please refer to the gross profit analysis below for more details.

For the three months ended March 31, 2021 and 2020, cost of revenue from sales of other agricultural products was US$1,496,955 and US$1,113,966, respectively, representing an increase of US$382,989, or 34.38%. The increase was mainly due to an inventory write-off during the three months ended March 31, 2021. Due to the continuous impact of the Covid-19 outbreak in China and severe cold weather during the winter period this year, which resulted in the damage and death of a large number of yew trees, we wrote off our inventory in the amount of US$729,029 during the three months ended March 31, 2021. The increase was partially offset by the decrease in cost of revenue as we sold less yew trees during the three months ended March 31, 2021 as compared to the same period in 2020 as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our three segments, for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$(133,533)	13.26%	$(74,783)	(18.23)%	$(58,750)	78.56%
Chinese medicinal herbal products	10,355	(1.03)%	695,498	169.58%	(685,143)	(98.51)%
Other agricultural products	(884,138)	87.77%	(210,591)	(51.35)%	(673,547)	319.84%
Total Amount	$(1,007,316)	100.00%	$410,124	100.00%	$(1,417,440)	(345.61)%

Gross loss from Luobuma product sales increased by US$58,750, or 78.56%, for the three months ended March 31, 2021 as compared to the same period in 2020. During the three months ended March 31, 2021, our gross loss was US$133,533, mainly due to the allowance we accrued for slow-moving inventories in the amount of US$58,388. In addition, in order to reduce our old stock, we sold some of our products below their original costs during the six months ended December 31, 2020, resulting in a gross loss during the six months ended December 31, 2020.

Gross profit from sales of Chinese medicinal herbal products decreased by US$685,143, or 98.51%, for the three months ended March 31, 2021 as compared to the same period in 2020. However, the percentage of decrease in gross profit was more than the percentage of decrease in revenue. It was mainly due to reduced selling prices of our Chinese medicinal herbal products, as we gave more promotion and price discounts in order to attract more customers and clear our stocks when the demand for our products was impacted during the three months ended March 31, 2021.

Gross loss from sales of other agricultural products increased by US$673,547, or 319.84%, for the three months ended March 31, 2021 as compared to the same period in 2020. During the three months ended March 31, 2021, our gross loss was US$884,138, mainly due to less yew trees sold as well as an inventory write off during the three months ended March 31, 2021 as mentioned above. The decrease was also due to reduced selling prices of our products, as we gave more price discounts in order to get more customer orders when the demand for our products was impacted during the three months ended March 31, 2021.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$5,016,939	99.36%	$3,896,478	96.40%	$1,120,461	28.76%
Selling expenses	32,525	0.64%	145,526	3.60%	(113,001)	(77.65)%
Total Amount	$5,049,464	100.00%	$4,042,004	100.00%	$1,007,460	24.92%

General and Administrative Expenses

For the three months ended March 31, 2021, our general and administrative expenses were US$5,016,939, representing an increase of US$1,120,461, or 28.76%, as compared to the same period in 2020. The increase was mainly due to an increase in bad debt expenses of US$889,605 during the three months ended March 31, 2021. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in the collection of overdue accounts receivable from our customers.

Selling Expenses

For the three months ended March 31, 2021, our selling and distribution expenses were US$32,525, representing a decrease of US$113,001, or 77.65%, as compared to the same period in 2020. The decrease was mainly due to the decrease in promotion expenses and commission expenses for our online shops under Tenet-Jove, which was in line with the decrease in our sales during the three months ended March 31, 2021. The decrease was also due to a decrease in salary related expenses as a result of a reduced number of staff members during the three months ended March 31, 2021.

Loss from Equity Method Investments

We were 49% owners in two companies incorporated pursuant to two equity investment agreements with Shaanxi Pharmaceutical Group: Sunsimiao Drugstores and Shaanxi Longevity Pharmacy. We recorded a net loss of US$1,777,551 and a net loss of US$43,054 from these equity investments for the three months ended March 31, 2021 and 2020, respectively. The increase in net loss was primarily due to the net loss in Sunsimiao Drugstores and Shaanxi Longevity Pharmacy in the current period. Shaanxi Longevity Pharmacy recorded a large amount of bad debt expenses due to slow collection of its accounts receivable, as many of its customers’ businesses were adversely affected by the COVID-19 outbreak during this period. In addition, on March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021. Upon the transfer of these two equity investments, Ankang Longevity Group recorded a loss of US$1,748,459, which was included in the investment loss for the three months ended March 31, 2021 as mentioned above.

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2021 and 2020, our provision for income taxes decreased by US$193,283, or 175.43%, to an income tax benefit of US$83,106 for the three months ended March 31, 2021 from an income tax provision of US$110,177 for the three months ended March 31, 2020. The decrease in provision for income taxes was mainly due to the decreased taxable income of Ankang Longevity Group as Ankang Longevity Group incurred loss before tax for the three months ended March 31, 2021.

Net Loss

Our net loss was US$7,779,753 for three months ended March 31, 2021, an increase of US$3,987,327, or 105.14%, from net loss of US$3,792,426 for three months ended March 31, 2020. The increase in net loss was primarily a result of the decrease in gross profit, the increase in loss from equity method investments, and the increase in general and administrative expenses.

Comprehensive Loss

The comprehensive loss was US$7,944,384 for the three months ended March 31, 2021, an increase of US$2,942,522 from comprehensive loss of US$5,001,862 for the three months ended March 31, 2020. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$7,670,578 for the three months ended March 31, 2021, compared to comprehensive loss attributable to us of US$5,007,142 for the three months ended March 31, 2020. The increase of comprehensive loss was due to the increase in net loss as mentioned above, which was partially offset by a decrease in the recorded loss of foreign currency translation, where the financial statements denominated in RMB were translated to the USD denomination.

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

On December 10, 2020, we entered into a securities purchase agreement with select investors whereby we sold up to 604,900 shares of common stock at a purchase price of US$2.73 per share. The net proceeds that we received was US$1.6 million.

On January 27, 2021, we issued 364,445 shares of common stock to three investors at a price of US$3.0 per share. The net proceeds that we received was US$1.1 million.

As of March 31, 2021, we had US$1,830,249 bank loans outstanding. We expect that we will be able to renew our existing bank loans upon their maturity based on past experience and our good credit history.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020

Current Assets	$56,020,245	$59,519,998
Current Liabilities	14,449,966	11,347,325
Working Capital	$41,570,279	$48,172,673

The working capital decreased by US$6,602,394, or 13.7%, as of March 31, 2021 from June 30, 2020, primarily as a result of a decrease in cash and accounts receivable, and an increase in other payables and accrued expenses, partially offset by increased advances to suppliers and other current assets during the nine months ended March 31, 2021.

As of March 31, 2021 and June 30, 2020, the other major component of our working capital was accounts receivable. The accounts receivable as of March 31, 2021 were US$5,087,539, a decrease of approximately 53.8% from US$11,008,485 as of June 30, 2020 as a result of increased provision for doubtful accounts. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in the collection of overdue account receivables from our customers.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2021 and June 30, 2020, we had no material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2021 and 2020.

	For the nine months ended March 31
	2021	2020

Net cash provided by (used in) operating activities	$(11,854,241)	$4,297,529
Net cash provided by investing activities	1,252,056	116,294
Net cash provided by financing activities	1,764,958	2,107,600
Effect of exchange rate changes on cash	2,314,452	(1,206,310)
Net increase (decrease) in cash	(6,522,775)	5,315,113
Cash, beginning of period	32,371,372	35,330,676
Cash, end of period	$25,848,597	$40,645,789

Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2021 was approximately US$11.9 million, consisting of a net loss of US$22.3 million, bad debt expenses of US$11.1 million, an inventory write-off due to natural disasters of US$3.4 million, a loss from disposal of property and equipment of US$2.2 million, a loss from equity method investments of US$3.8 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$4.3 million, inventories of US$4.0 million, other receivables of US$3.8 million, and accounts receivables of US$2.4 million, partially offset by the increase in other payable of US$3.6 million. Net cash provided by operating activities during the nine months ended March 31, 2020 was approximately US$4.3 million, consisting of a net loss of US$5.4 million, bad debt expenses of US$5.7 million, restricted shares issued to management of US$1.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$3.3 million, partially offset by the increase in other receivables of US$0.8 million.

Investing Activities

For the nine months ended March 31, 2021, net cash provided by investing activities was US$1.3 million, primarily due to the proceeds from disposal of property and equipment of US$1.5 million, and proceeds from withdrawal of investments of 1.0 million, partially offset by advances of loan to a third party of US$1.3 million during the nine months ended March 31, 2021. For the nine months ended March 31, 2020, net cash provided by investing activities was approximately US$116,294, primarily due to the proceeds from disposal of property and equipment of US$79,414, as well as a repayment of loans to third parties of US$38,377 during the three months ended March 31, 2020.

Financing Activities

For the nine months ended March 31, 2021, net cash provided financing activities amounted to approximately US$1.8 million, primarily due to the proceeds from issuance of common stock of US$2.7 million, and proceeds from short-term loans of US$0.3 million, partially offset by the repayment of short-term loans of US$1.0 million. For the nine months ended March 31, 2020, net cash provided by financing activities amounted to US$2.1 million, primarily due to the proceeds from issuance of common stock of US$1.5 million, and proceeds from short-term loans of US$2.4 million, partially offset by the repayment of short-term loans of US$2.4 million.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2021.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

On May 16, 2017, the Plaintiff commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against us in the United States District Court for the Southern District of New York. Plaintiff alleged that we entered into an agreement with the Plaintiff, pursuant to which the Plaintiff was to provide us with financial advisory services in connection with our initial public offering in the United States. The Plaintiff alleged that we breached the Agreement and seek money damages up to US$6 million. In March 2021, we entered into a Settlement Agreement and Release with the Plaintiff, pursuant to which we paid the Plaintiff a total sum of US$ 47,500 as settlement payment, and upon acceptance of the settlement payment from us, the Plaintiff waived, released and forever discharged us from all past and future claims.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See “Part I—Financial Information—Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Financing Activities.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-1	333-202803	3.1	July 1, 2015

3.2	Amended and Restated Bylaws	S-1	333-202803	3.2	July 1, 2015

4.1	Specimen Common Stock Share Certificate	S-1	333-202803	4.1	January 27, 2016

10.1	Form of Stock Purchase Agreement by and between the Company and the Purchasers	8-K	001-37776	10.1	April 19, 2021

10.2	English Translation of Equity Transfer Agreement dated March 5, 2021 by and between Ankang Longevity Group and Ankang Huazhuo Health Management Co., Ltd.	—	—	—	Filed herewith

10.3	English Translation of Equity Transfer Agreement dated March 5, 2021 by and between Ankang Longevity Group and Ankang Huazhuo Health Management Co., Ltd.	—	—	—	Filed herewith

10.4	English Translation of Loan Extension Agreement dated February 26, 2021 by and among Ankang Longevity Group, Agricultural Bank of China, and Ankang Caixin Financing Guarantee Co., Ltd.	—	—	—	Filed herewith

10.5	English Translation of Loan Extension Agreement dated February 26, 2021 by and among Ankang Longevity Group, Agricultural Bank of China, and Jiping Chen	—	—	—	Filed herewith

10.6	Form of Stock Purchase Agreement between the Company and each investor, as currently in effect, and a schedule of all executed Stock Purchase Agreements adopting the same form	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: May 14, 2021	By:	/s/ Ou Yang
Ou Yang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2021	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

