Form 10-K
period 2021-06-30
SHINECO, INC.
filed 2021-09-30
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $4,191,885 as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on such date of $3.06 per share, as reported on the Nasdaq Capital Market.

As of September 27, 2021, the registrant had 8,768,109 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2021

All references to “we,” “us,” “our,” “TYHT,” “Company,” “registrant” or similar terms used in this report refer to Shineco, Inc., a Delaware corporation (“TYHT”), including its consolidated subsidiaries and variable interest entities (“VIEs”), unless the context otherwise indicates. In the context of describing our business, “we,” “us,” “our,” “TYHT,” “Company,” or “registrant” refers to our VIEs and their subsidiaries, unless the context otherwise indicates.

Our reporting currency is the US$. The functional currency of our entities located in China is the RMB. For the entities whose functional currency is the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into US$ are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currencies at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Part I

ITEM 1.	Business

General Overview

We are a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entities (the “VIEs”). We do not have any equity ownership of our VIEs, instead we control and receive the economic benefits of our VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Corporate Structure” on page 5 and “Contractual Arrangements with Ankang Longevity Group or Zhisheng Group and their Owners” on page 6.

We use our subsidiaries’ and VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

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

On August 16, 2021, Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. The assets and liabilities of the entities of Ankang Longevity Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2021 and 2020. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2021 and 2020.

Processing and distributing green and organic agricultural products as well as growing and cultivating yew trees (taxus media) - We currently cultivate and sell yew mainly to group and corporate customers, but do not currently process yew into Chinese or Western medicines. This segment is conducted through our VIEs: Shineco Zhisheng (Beijing) Bio-Technology Co. (“Zhisheng Bio-Tech”), Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), and Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”) (collectively, the “Zhisheng VIEs”).

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

History and Corporate Structure

Information relating to our corporate history is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 28, 2020 (“2020 Annual Report”) under the caption “History and Corporate Structure.” Since we filed our 2020 Annual Report, the Company had the following updates regarding its corporate structure:

On August 16, 2021, Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. The assets and liabilities of the entities of Ankang Longevity Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2021 and 2020. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2021 and 2020.

Our corporate structure as of June 30, 2021 is as follows:

Contractual Arrangements with Ankang Longevity Group or Zhisheng Group and their Owners

Information relating to our VIE agreements is incorporated by reference from the 2020 Annual Report under the caption “Contractual Arrangements with Ankang Longevity Group or Zhisheng Group and their Owners.”

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

On August 16, 2021, Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. The assets and liabilities of the entities of Ankang Longevity Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2021 and 2020. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2021 and 2020.

Zhisheng Group

The Company’s other VIEs, which form the Zhisheng Group and include Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade and Qingdao Zhihesheng, engage in the business of organic agricultural products, principally yew trees, as well as providing logistics services for all of the agricultural products we produce. Since 2013, this segment is focusing its efforts on the growing and cultivation of yew trees (taxus media), small evergreen trees that can be used for the production of anti-cancer medication as well as ornamental bonsai trees, which are known to have the effect of purifying indoor air quality. We currently cultivate and sell yew trees but do not currently process yew into Chinese or Western medicines. The entities composing the Zhisheng Group are currently focusing on researching, developing and cultivating organic produce, yew ecological products and other native plants. The operations of this segment are focused in the East region of Mainland China, principally Shandong Province, and in Beijing where we have newly developed over 100 acres of modern greenhouses for cultivating yew and other plants. This segment accounts for approximately 96% of our revenues.

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

Ankang Longevity Group has an approximately 4,000 square meter production factory and an approximately 2,000 square meter production facility in Ankang City, Shaanxi Province, China, which are used for production of decoction pieces.

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

Intellectual Property

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. Our subsidiary, Tenet-Jove, has currently obtained 18 trademark registrations at the China Trademark Office and applying for another 7 trademarks covering various categories of the company’s products.  As of June 30, 2021,  we are not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

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

Our Luobuma product distribution networks consist of four distributors who distribute our products to approximately 21 outlets, including flagship stores, retail stores and sales counters. These distributors sell our products throughout mainland China, under our proprietary brand name and “Tenethealth®” trademark . We also sell our Luobuma textile products online through third party e-commerce websites, such as Taobao, Tmall and JD. Our yew trees and agricultural products are primarily sold through our sales personnel and group and institutional sales. In 2013, the Company placed its Luobuma, traditional Chinese medicine and yew products in a total of 144 retail stores and sales counters throughout China and on four e-commerce websites.

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

The location and number of retail stores and sales counters selling our products, including all sales outlets (both those connected with our major distributors (i.e., our most frequently used distributors) and other independent sellers), as of June 30, 2021  are listed below:

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

Ankang Longevity emphasizes the following marketing strategies :

●	A focus on the excellent quality of its selenium Chinese herbal medicines;

●	Establishment of a long-term supply relationships with pharmaceutical companies and hospitals nationwide; and

●	Developing its Chinese herbal medicine wholesale market and e-commerce platform.

Finally, the Zhisheng Group emphasizes the following marketing strategies :

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

The Market

We primarily market our health and wellbeing-focused products in China. At present, we do not sell any of our products in the United States or Canada. On the demand side, we believe that the following four forces drive market growth in all three of our business segments:

1.	The rapid growth of China’s economy, which has produced one of the largest groups of middle-class families in the world, with the largest collective purchasing power in the world. The Brookings Institution estimates that by 2030, over 70 percent of China’s population could be middle class, consuming approximately $10 trillion in goods and services.

2.	The increase of China’s aging population. The China Census Bureau predicts that the majority of the China “baby boom” population (representing 40% of China’s total population) will be 66 or older by 2021, which represents over 500 million potential consumers of our pharmaceutical and healthcare products, the majority of which are sold to older customers.

3.	Chinese people’s increasing attention and awareness to healthy and active lifestyles, especially in urban areas.

4.	Chinese healthcare reforms.

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

Employees

As of June 30, 2021, we employed a total of 216 full-time and no part-time employees in the following functions.

Department	June 30, 2021
Senior Management	16
Human Resource & Administration	11
Finance	12
Research & Development	7
Production & Procurement	86
Sales & Marketing	84
Total	216

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2021, 2020 and 2019, we contributed approximately $86,418, $108,524 and $$128,713, respectively, to employee social insurance.  The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

Relevant PRC Regulations

Information relating to our relevant PRC regulations is incorporated by reference from the 2020 Annual Report under the caption “Relevant PRC Regulations.”

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

Market Information

On September 27, 2016, we completed an initial public offering of 1,713,190 shares of common stock at a $4.50 offering price. Our common stock started trading on the NASDAQ Capital Market under the symbol of TYHT on September 28, 2016. Based on the records of our transfer agent, we had 8,768,109 shares of common stock issued and outstanding as of September 27, 2021

Holders

As of September 27, 2021 there were 180 registered holders of record of our common stock.

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

Registrar and Stock Transfer Agent

Our transfer agent is TranShare Cooperation, with an office address at Bayside Center 1, 17755 North US Highway 19, Suite # 140, Clearwater FL 33764. Its telephone number is (303) 662-1112.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and various rules thereunder. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Securities Authorized for Issuance under Equity Compensation Plans

During the fiscal year ended June 30, 2021, the Company has not adopted any incentive plan.

Recent Sales of Unregistered Securities

On January 27, 2021, the Company issued 364,445 shares of common stock to three investors at a price of US$3.0 per share. The Company received net proceeds of US$1,093,355.

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$2,470,001 and US$1,093,355 is outstanding as of June 30, 2021.

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company anticipates using the proceeds for general working capital purposes. The Company received principal in full from the Investor.

On August 19, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity to the same Investor. The note has the original principal amount of US$10,520,000.00 and Investor gave consideration of US$10 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company anticipates using the proceeds for general working capital purposes.

The above-mentioned issuances of securities of the Company deemed to be exempt under the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. In addition, certain issuances were deemed not to fall within Section 5 under the Securities Act and to be further exempt under Rule 901 and 903 of Regulation S promulgated thereunder by virtue of being issuances of securities by non-U.S. companies to non-U.S. citizens or residents, conducted outside the United States and not using any element of interstate commerce.

Repurchase of Equity Securities

Not Applicable.

Item 6.	Selected Financial Data

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “will,” “could,” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Nonetheless, we reserve the right to make such updates from time to time by press release, periodic report, or other method of public disclosure without the need for specific reference to this Annual Report. No such update shall be deemed to indicate that other statements not addressed by such update is incorrect or create an obligation to provide any other updates.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Annual Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

General Overview

We are a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entities (the “VIEs”). We do not have any equity ownership of our VIEs, instead we control and receive the economic benefits of our VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

We use our subsidiaries’ and VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

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

On August 16, 2021, Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. The assets and liabilities of the entities of Ankang Longevity Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2021 and 2020. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2021 and 2020.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$2,470,001 and US$1,093,355 is outstanding as of June 30, 2021.

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company anticipates using the proceeds for general working capital purposes. The Company received principal in full from the Investor.

On July 16, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued two unsecured convertible promissory notes with a one-year maturity to the same Investor. The first convertible promissory note has the original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company received principal in full from the Investor.

On August 19, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity to the same Investor. The note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company received principal in full from the Investor. The Company anticipates using the proceeds for general working capital purposes.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products - The increasing demand for our agricultural products will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our continuous growth. As of the date of this Annual Report, however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

Maintaining effective control of our costs and expenses - Successful cost control depends upon our ability to obtain and maintain adequate material supplies as required by our operations at competitive prices. We will focus on improving our long-term cost control strategies including establishing long-term alliances with certain suppliers to ensure adequate supply is maintained. We will carry forward the economies of scale and advantages from our nationwide distribution network and diversified offerings. Moreover, we will step up our efforts in higher value-added products of Luobuma by using an exclusive and patented technology, to optimize quality management, procurement processes and cost control, and give full play to the strong production capacity and trustworthy sales teams to maximize our profit and bring better long-term return for our stockholders.

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

Although we have taken all possible measures to overcome the adverse impact by the COVID-19 outbreak and have resumed our normal business activities in early May 2020. Our management believes the outbreak had a negative impact on our operation result during the year ended June 30, 2021. Our revenue from continuing operations for the year ended June 30, 2021 was approximately US$ 3.0 million, a decrease of approximately US$ 7.4 million, or 71.0%, from approximately US$ 10.4 million for the same period in 2020. As of the date of this Annual Report, the COVID-19 outbreak in China appears to have been under relative control. While we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact and the duration of the impact cannot be reasonably estimated at this time.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2021 and 2020, the allowance for doubtful accounts from the continuing operations was US$9,805,402 and US$3,698,036, respectively. As of June 30, 2021 and 2020, the allowance for doubtful accounts from the discontinued operations was US$3,675,619 and US$1,537,400, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2021 and 2020, the inventory reserve from the continuing operations was US$1,349,288 and US$1,121,408, respectively. As of June 30, 2021 and 2020, the inventory reserve from the discontinued operations were both US$ nil.

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

Results of Operations for the Years Ended June 30, 2021 and 2020

Overview

The following table summarizes our results of operations for the years ended June 30, 2021 and 2020:

	Years Ended June 30,		Variance
	2021	2020	Amount	%
Revenue	$3,021,704	$10,418,576	$(7,396,872)	(71.00)%
Cost of revenue	7,257,855	7,523,019	(265,164)	(3.52)%
Gross profit (loss)	(4,236,151)	2,895,557	(7,131,708)	(246.30)%
General and administrative expenses	17,131,400	7,686,715	9,444,685	122.87%
Selling expenses	45,384	297,199	(251,815)	(84.73)%
Loss from operations	(21,412,935)	(5,088,357)	(16,324,578)	320.82%
Impairment loss on an unconsolidated entity	-	(2,062,035)	2,062,035	(100.00)%
Other income (expense), net	(55,746)	38,868	(94,614)	(243.42)%
Interest income, net	29,236	77,523	(48,287)	(62.29)%
Loss before income tax provision from continuing operations	(21,439,445)	(7,034,001)	(14,405,444)	204.80%
Provision for income taxes	-	244,476	(244,476)	(100.00)%
Net loss from continuing operations	(21,439,445)	(7,278,477)	(14,160,968)	194.56%
Net income (loss) from discontinued operations	(10,616,988)	767,936	(11,384,924)	(1,482.54)%
Net loss	$(32,056,433)	$(6,510,541)	$(25,545,892)	392.38%
Comprehensive loss attributable to Shineco Inc.	$(25,893,417)	$(8,728,483)	$(17,164,934)	196.65%

Revenue

Currently, we have two revenue streams derived from our two major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce as well as growing and cultivation of yew trees; this segment is conducted through the Zhisheng VIEs. For the business segment, that processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries, which we have reclassified it as discontinued operations.

The following table sets forth the breakdown of our revenue for each of our two segments from the continuing operations, for the years ended June 30, 2021 and 2020, respectively:

	Years Ended June 30,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$115,590	3.83%	$168,241	1.61%	$(52,651)	(31.29)%
Other agricultural products	2,906,114	96.17%	10,250,335	98.39%	(7,344,221)	(71.65)%
Total Amount	$3,021,704	100.00%	$10,418,576	100.00%	$(7,396,872)	(71.00)%

For the years ended June 30, 2021 and 2020, revenue from sales of Luobuma products was US$ 115,590 and US$ 168,241, respectively, which represented a decrease of US$ 52,651, or 31.29%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products since last year and mainly focused on clearing off our remaining old stocks. Meanwhile, we reduced our resources and investments in our E-commerce distribution channel, which also resulted in a decrease in our online sales volume. As a result, our overall sales decreased during the year ended June 30, 2021 as compared to the same period in 2020.

For the years ended June 30, 2021 and 2020, revenue from sales of other agricultural products was US$ 2,906,114 and US$ 10,250,335, respectively, representing a decrease of US$ 7,344,221, or 71.65%. The decrease was mainly due to the decline of sales volume of yew trees during the year ended June 30, 2021 as compared to the same period in 2020. Our sales of yew trees were affected by the COVID-19 outbreak, which resulted in less orders from our customers during the year ended June 30, 2021 as compared to the same period in 2020. The decrease was also due to a shift in our business strategy as our yew trees business is adversely affected by the COVID-19. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the years ended June 30, 2021 and 2020:

	Years Ended June 30,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$200,247	2.76%	$245,291	3.26%	$(45,044)	(18.36)%
Other agricultural products	7,051,935	97.16%	7,269,315	96.63%	(217,380)	(2.99)%
Business and sales related tax	5,673	0.08%	8,413	0.11%	(2,740)	(32.57)%
Total Amount	$7,257,855	100.00%	$7,523,019	100.00%	$(265,164)	(3.52)%

For the years ended June 30, 2021 and 2020, cost of revenue from sales of our Luobuma products was US$ 200,247 and US$ 245,291, respectively, representing a decrease of US$ 45,044, or 18.36%. The decrease was mainly due to the decrease in cost of revenue as we sold less Luobuma products, which was in line with the decrease in sales. However, the percentage of decrease in cost of revenue was less than the percentage of the decrease in sales, it was mainly due to reduced selling prices of our Luobuma products, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the year ended June 30, 2021.

For the years ended June 30, 2021 and 2020, cost of revenue from sales of other agricultural products was US$ 7,051,935 and US$ 7,269,315, respectively, representing a decrease of US$ 217,380, or 2.99%. The decrease was mainly due to less yew trees we sold during the year ended June 30, 2021 as compared to the same period in 2020 as mentioned above. The decrease was partially offset by a stock written off during the year ended June 30, 2021. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period this year, which resulted in the damage and death of a large number of yew trees, we wrote off our inventory amounted to US$ 3,942,784 during the year ended June 30, 2021.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our two segments from the continuing operations, for the years ended June 30, 2021 and 2020:

	Years Ended June 30,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$(84,673)	2.00%	$(77,409)	(2.67)%	$(7,264)	9.38%
Other agricultural products	(4,151,478)	98.00%	2,972,966	102.67%	(7,124,444)	(239.64)%
Total Amount	$(4,236,151)	100.00%	$2,895,557	100.00%	$(7,131,708)	(246.30)%

Gross loss from Luobuma product sales increased slightly by US$ 7,264, or 9.38%, for the year ended June 30, 2021 as compared to the same period in 2020. During the year ended June 30, 2021, our gross loss was US$ 84,673, mainly due to the allowance we accrued for our slow-moving inventories amounting to US$ 118,598. However, our gross loss increased, which was mainly due to reduced selling prices of our Luobuma products, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the year ended June 30, 2021.

Gross profit from sales of other agricultural products decreased by US$ 7,124,444, or 239.64%, for the year ended June 30, 2021 as compared to the same period in 2020. During the year ended June 30, 2021, our gross loss was US$ 4,151,478, mainly due to less yew trees sold as well as a stock written off during the year ended June 30, 2021 as mentioned above. The decrease was also due to reduced selling prices of our products, as we gave more price discounts in order to get more customer orders when the demand for our products was impacted during the year ended June 30, 2021.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2021 and 2020, respectively:

	Years Ended June 30,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$17,131,400	99.74%	$7,686,715	96.28%	$9,444,685	122.87%
Selling expenses	45,384	0.26%	297,199	3.72%	(251,815)	(84.73)%
Total Amount	$17,176,784	100.00%	$7,983,914	100.00%	$9,192,870	115.14%

General and Administrative Expenses

For the year ended June 30, 2021, our general and administrative expenses were US$ 17,131,400, representing an increase of US$ 9,444,685, or 122.87%, as compared to the same period in 2020. The increase was mainly due to an increase in bad debt expenses of US$ 9,600,715 during the year ended June 30, 2021. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue accounts receivable from our customers. Meanwhile, the increase was also due to the increase in professional services fees in relation to the issuance of common stocks, convertible notes as well as the process of discontinuing the operations of Ankang Longevity Group. The increase was partially offset by a decrease in staff salary expenses as we issued restricted shares to the management as compensation of US$ 1,022,661 during the same period in 2020.

Selling Expenses

For the year ended June 30, 2021, our selling and distribution expenses were US$ 45,384, representing a decrease of US$ 251,815, or 84.73%, as compared to the same period in 2020. The decrease was mainly due to the decrease in promotion expenses and commission expenses for our online shops of Tenet-Jove, which was in line with the decrease in our sales during the year ended June 30, 2021. The decrease was also due to the decrease in salary related expenses as a result of reduced number of staff members during the year ended June 30, 2021.

Impairment loss on an unconsolidated entity

For the years ended June 30, 2021 and 2020, our impairment loss on an unconsolidated entity was US$ nil and US$ 2,062,035. During the year ended June 30, 2020, the management performed evaluation on the impairment of the investment make to Tiancang Systematic Warehousing project operated by Zhen’Ai Network, and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Other Income (Expenses), Net

For the year ended June 30, 2021, our net other expenses were US$ 55,746, representing an increase of US$ 94,614, or 243.42%, as compared to net other income of US$ 38,868 in the same period in 2020. The increase in net other expenses was primarily due to increased loss from disposal of property and equipment during the year ended June 30, 2021 as compared to the same period in 2020.

Interest income, net

For the year ended June 30, 2021, our net interest income was US$ 29,236, representing a decrease of US$ 48,287, or 62.29%, as compared to net interest income of US$ 77,523 in the same period in 2020. The decrease in interest income was primarily attributable to the decreased average amount of cash deposits we maintained during the year ended June 30, 2021.

Provision for Income Taxes

For the years ended June 30, 2021 and 2020, our provision for income taxes decreased by US$ 244,476, or 100.00%, to US$ nil for the year ended June 30, 2021 from US$ 244,476 for the year ended June 30, 2020. The decrease in provision for income taxes was mainly due to the decreased deferred income tax provision for the year ended June 30, 2021.

Net loss from continuing operations

Our net loss from continuing operations was US$ 21,439,445 for year ended June 30, 2021, an increase of US$ 14,160,968, or 194.56%, from net loss from continuing operations of US$ 7,278,477 for year ended June 30, 2020. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, partially offset by the decrease in impairment loss on an unconsolidated entity.

Net loss from discontinued operations

We discontinued the Chinese medicinal herbal products segment during the year ended June 30, 2021 due to strategy shifting. We had a net loss from discontinued operations of US$ 10,616,988 for the year ended June 30, 2021 as compared to a net income from discontinued operations of US$ 767,936 for the same period in 2020.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive loss is as follows:

	For the Years Ended June 30,
	2021	2020
Revenues	$8,085,527	$13,266,050
Cost of revenues	7,099,353	10,041,795
Gross profit	986,174	3,224,255
Operating expenses	5,530,993	1,625,510
Other income (expenses), net	(6,028,468)	15,111
Income before income tax	(10,573,287)	1,613,856
Provision for income tax expense	43,701	845,920
Net income from discontinued operations	(10,616,988)	767,936

Net Loss

Our net loss was US$ 32,056,433 for the year ended June 30, 2021, an increase of US$ 25,545,892 or 392.38%, from a net loss of US$ 6,510,541 for the year ended June 30, 2020. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, partially offset by the decrease in impairment loss on an unconsolidated entity.

Comprehensive Loss

The comprehensive loss was US$ 26,407,588 for the year ended June 30, 2021, an increase of US$ 17,765,012 from a comprehensive loss of US$ 8,642,576 for the year ended June 30, 2020. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 25,893,417 for the year ended June 30, 2021, compared to a comprehensive loss attributable to us in the amount of US$ 8,728,483 for the year ended June 30, 2020. The significant increase of comprehensive loss was due to the increase in net loss as mentioned above, which was partially offset by an increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2021 and 2020, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through proceeds from our initial public offering, as well as from short-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On September 5, 2019, we entered into a securities purchase agreement with select investors whereby we sold 310,977 shares of common stock at a purchase price of US$ 4.68 per share, for the net proceeds of approximately US$ 1.5 million.

On December 10, 2020, we entered into a securities purchase agreement with select investors whereby we sold purchase, up to 604,900 shares of common stock at a purchase price of US$ 2.73 per share. The net proceeds that we received was US$ 1.6 million.

On January 27, 2021, we issued 364,445 shares of common stock to two investors at a price of US$ 3.0 per share. The net proceeds that we received was US$ 1.1 million.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$ 2,470,001 and US$ 1,093,355 is outstanding as of June 30, 2021.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$ 3,170,000 and Investor gave consideration of US$ 3.0 million, reflecting original issue discount of US$ 150,000 and Investor’s legal fee of US$ 20,000. We received principal in full from the Investor.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at June 30, 2021 and 2020:

	March 31, 2021	June 30, 2020

Current Assets	$49,278,577	$59,519,998
Current Liabilities	14,795,390	11,347,325
Working Capital	$34,483,187	$48,172,673

The working capital decreased by US$ 13,689,486, or 28.4%, as of June 30, 2021 from June 30, 2020, primarily as a result of a decrease in cash, accounts receivable and advances to suppliers, and an increase in other payables and accrued expenses, and convertible note payable as of March 31, 2021.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2021 and 2020, we had no material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2021 and 2020.

	Years Ended June 30,
	2021	2020

Net cash used in operating activities	$(14,649,557)	$(4,656,007)
Net cash provided by investing activities	1,262,305	104,776
Net cash provided by financing activities	7,235,931	2,625,407
Effect of exchange rate changes on cash	2,804,343	(1,033,480)
Net decrease in cash	(3,346,978)	(2,959,304)
Cash, beginning of the year	32,371,372	35,330,676
Cash, end of the year	$29,024,394	$32,371,372
Less: cash of discontinued operations - ended of the Year	12,681,483	10,371,673
Cash of continuing operations - ended of the Year	16,342,911	21,999,699

Operating Activities

Net cash used in operating activities during the year ended June 30, 2021 was approximately US$ 14.6 million, consisting of net loss from continuing operations of US$ 21.4 million, bad debt expenses of US$ 13.5 million, stock written off due to natural disaster of US$ 3.9 million, and net changes in our operating assets and liabilities, which mainly included an increase in inventories of US$ 4.6 million, advances to suppliers of US$ 3.3 million and accounts receivables of US$ 2.8 million, partially offset by the net cash provided by operating activities from discontinued operations of US$ 0.7 million. Net cash used in operating activities during the year ended June 30, 2020 was approximately US$ 4.7 million, consisting of net loss from continuing operations of US$ 7.3 million, bad debt expenses of US$ 3.8 million, impairment loss on an unconsolidated entity of US$ 2.1 million, restricted shares issued for management of US$ 1.0 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$ 3.8 million and accounts receivables of US$ 2.1 million, and net cash provided by operating activities from discontinued operations of US$ 0.6 million.

Investing Activities

For the year ended June 30, 2021, net cash provided by investing activities was US$ 1.3 million, primarily due to the net cash provided by investing activities from discontinued operations. For the year ended June 30, 2020, net cash provided by investing activities was US$ 104,776, primarily due to the proceeds from disposal of property and equipment of US$ 79,225, as well as repayment of loans to third parties of US$ 38,279 during the year ended June 30, 2020.

Financing Activities

For the year ended June 30, 2021, net cash provided financing activities amounted to approximately US$ 7.2 million, primarily due to the proceeds from issuance of common stock of US$ 5.2 million, proceeds from issuance of convertible note of US$ 3.0 million partially offset by the net cash used in financing activities from discontinued operations of US$ 0.7 million. For the year ended June 30, 2020, net cash provided by financing activities amounted to approximately US$ 2.6 million, primarily due to the proceeds from issuance of common stock of US$ 1.5 million and proceeds from advances from related parties of US$ 1.1 million.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning on page F-1.

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388   Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Shineco, Inc..

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shineco, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income (loss) and comprehensive loss, changes in equity and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment assessment of trade receivables

As at 30 June 2021, the Company recorded trade receivables of approximately US$ 19.6 million before impairment of US$ 13.5 million. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company’s determination of allowance for doubtful accounts is combining with collection history and various subjective factors and considerations. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s estimation on the amount of probable credit losses and related impairment of accounts receivable affected the net realizable value of accounts receivable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) obtaining an understanding of and evaluating the Company’s process over the collection and the assessment of the recoverability of trade receivables. (ii) We tested the completeness and accuracy of the historical data used in management’s calculation. (iii) tested the ageing of trade receivables at the year ended date on a sampling basis. (iv) tested the subsequent settlements by customers on a sampling basis. (v) We evaluated the reasonableness of the factors included in considering of probable credit losses such as Customer-specific risks, changes in economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

Inventory write-down

As described in Note 2 and 3 of the consolidated financial statements, inventories are stated at the lower of cost and net realizable value, with cost determined on a first in first out method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended June 30, 2021, the Company recorded an accumulated inventory impairment of $1.35 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) observing the physical condition of inventories during inventory counts; (ii) evaluating the appropriateness of management’s process for developing the estimates of net realizable value (iii) testing the reliability of reports used by management by agreeing to underlying records; (iv) testing the reasonableness of the assumptions about quality, damages, future demand, selling prices and market conditions by considering with historical trends and consistency with evidence obtained in other areas of the audit; and corroborating the assumptions with individuals within the product team; and (v) assessing the Company’s adjustments of inventory costs to net realizable value for slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2019.

Hong Kong, China

September 30, 2021

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$16,342,911	$21,999,699
Accounts receivable, net	2,686,671	5,058,350
Due from related parties	132,398	120,939
Inventories, net	1,323,391	699,485
Advances to suppliers, net	7,790,126	11,186,287
Other current assets	1,343,338	905,380
Current assets held for discontinued operations	19,659,742	19,549,858
TOTAL CURRENT ASSETS	49,278,577	59,519,998

Property and equipment, net	2,253,944	2,431,930
Distribution rights	1,142,794	1,043,887
Long-term deposit and other noncurrent assets	14,550	20,333
Right of use assets	3,585,703	3,227,895
Non-current assets held for discontinued operations	5,043,031	12,844,568
TOTAL ASSETS	$61,318,599	$79,088,611

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$76,584	$105,242
Advances from customers	7,468	6,324
Due to related parties	1,159,407	1,355,919
Other payables and accrued expenses	4,109,208	1,555,253
Operating lease liabilities - current	434,411	97,633
Convertible note payable	2,933,030	-
Taxes payable	1,208,348	1,467,833
Current liabilities held for discontinued operations	4,866,934	6,759,121
TOTAL CURRENT LIABILITIES	14,795,390	11,347,325

Income tax payable - noncurrent portion	506,441	566,022
Operating lease liabilities - non-current	352,863	401,891
Deferred tax liability	285,699	260,972
TOTAL LIABILITIES	15,940,393	12,576,210

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 7,881,482 and 3,039,943 shares issued and outstanding at June 30, 2021 and June 30, 2020*	7,881	3,040
Additional paid-in capital	41,105,806	27,302,051
Subscription receivable	(8,535,203)	-
Statutory reserve	4,198,107	4,198,107
Retained earnings	8,661,071	40,106,518
Accumulated other comprehensive loss	(731,805)	(6,283,835)
Total Stockholders’ equity of Shineco, Inc.	44,705,857	65,325,881
Non-controlling interest	672,349	1,186,520
TOTAL EQUITY	45,378,206	66,512,401

TOTAL LIABILITIES AND EQUITY	$61,318,599	$79,088,611

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2021	2020

REVENUE	$3,021,704	$10,418,576

COST OF REVENUE
Cost of product and services	3,309,398	7,514,606
Stock written off due to natural disaster	3,942,784	-
Business and sales related tax	5,673	8,413
Total cost of revenue	7,257,855	7,523,019

GROSS PROFIT (LOSS)	(4,236,151)	2,895,557

OPERATING EXPENSES
General and administrative expenses	17,131,400	7,686,715
Selling expenses	45,384	297,199
Total operating expenses	17,176,784	7,983,914

LOSS FROM OPERATIONS	(21,412,935)	(5,088,357)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	-	(2,062,035)
Other income (loss), net	(55,746)	38,868
Interest income, net	29,236	77,523
Total other loss	(26,510)	(1,945,644)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(21,439,445)	(7,034,001)

PROVISION FOR INCOME TAXES	-	244,476

NET LOSS FROM CONTINUING OPERATIONS	(21,439,445)	(7,278,477)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of taxes	(10,616,988)	767,936
Net income (loss) from discontinued operations	(10,616,988)	767,936

NET LOSS	(32,056,433)	(6,510,541)

Net income (loss) attributable to non-controlling interest	(610,986)	118,131

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(31,445,447)	$(6,628,672)

COMPREHENSIVE LOSS
Net loss	$(32,056,433)	$(6,510,541)
Other comprehensive income (loss): foreign currency translation income (loss)	5,648,845	(2,132,035)
Total comprehensive loss	(26,407,588)	(8,642,576)
Less: comprehensive income (loss) attributable to non-controlling interest	(514,171)	85,907

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(25,893,417)	$(8,728,483)

Weighted average number of shares basic and diluted*	4,401,048	2,949,166

Basic and diluted loss per common share	$(7.14)	$(2.25)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(4.86)	(2.45)
Discontinued operations - Basic and Diluted	(2.28)	0.20
Net loss per common share - basic and diluted	(7.14)	(2.25)

* Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

							ACCUMULATED
	COMMON STOCK		SUBSCRIPTION	ADDITIONAL PAID-IN	STATUTORY	RETAINED	OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at June 30, 2019	2,544,203	$2,544	$-	$24,779,684	$4,198,107	$46,735,190	$(4,184,024)	$1,100,613	72,632,114

Stock issuance	495,740	496	-	2,522,367	-	-	-	-	2,522,863
Net income (loss) for the year	-	-	-	-	-	(6,628,672)	-	118,131	(6,510,541)
Foreign currency translation loss	-	-	-	-	-	-	(2,099,811)	(32,224)	(2,132,035)
Balance at June 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Stock issuance	4,841,539	4,841	(8,535,203)	13,736,785	-	-	-	-	5,206,423
Beneficial conversion feature associated with convertible notes	-	-	-	66,970	-	-	-	-	66,970
Net loss for the year	-	-	-	-	-	(31,445,447)	-	(610,986)	(32,056,433)
Foreign currency translation gain	-	-	-	-	-	-	5,552,030	96,815	5,648,845
Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

* Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,056,433)	$(6,510,541)
Net income (loss) from discontinued operations, net of tax	(10,616,988)	767,935
Net loss from continuing operations	(21,439,445)	(7,278,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697,093	845,792
Loss from disposal of property and equipment	142,982	60,211
Provision for doubtful accounts	13,462,790	3,862,075
Provision for inventory reserve	118,598	205,442
Stock written off due to natural disaster	3,942,784	-
Deferred tax benefit	-	244,476
Amortization of right of use assets	181,257	-
Impairment loss on an unconsolidated entity	-	2,062,035
Restricted shares issued for management	-	1,022,660

Changes in operating assets and liabilities:
Accounts receivable	(2,833,647)	(2,094,744)
Advances to suppliers	(3,345,800)	(3,769,413)
Inventories	(4,605,123)	154,758
Other receivables	(169,289)	(457,993)
Prepaid expense and other assets	(336,839)	442,796
Due from related parties	-	62,438
Right of use assets	-	(340,610)
Accounts payable	(37,668)	(76,889)
Advances from customers	530	(366,762)
Other payables	(274,912)	54,803
Operating lease liabilities	(433,869)	-
Taxes payable	(430,216)	70,677
Net cash used in operating activities from continuing operations	(15,360,774)	(5,296,724)
Net cash provided by operating activities from discontinued operations	711,217	640,717
Net cash used in operating activities	(14,649,557)	(4,656,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(11,050)
Proceeds from disposal of property and equipment	-	79,225
Repayments of loans to third parties	-	38,279
Net cash provided by investing activities from continuing operations	-	106,454
Net cash provided by (used in) investing activities from discontinued operations	1,262,305	(1,678)
Net cash provided by investing activities	1,262,305	104,776

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other short-term loans	-	(7,110)
Proceeds from issuance of common stock	5,206,423	1,500,203
Proceeds from advances from related parties	(291,022)	1,132,314
Proceeds from issuance of convertible note	3,000,000	-
Net cash provided by financing activities from continuing operations	7,915,401	2,625,407
Net cash used in financing activities from discontinued operations	(679,470)	-
Net cash provided by financing activities	7,235,931	2,625,407

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,804,343	(1,033,480)

NET DECREASE IN CASH	(3,346,978)	(2,959,304)

CASH - Beginning of the Year	32,371,372	35,330,676

CASH - End of the Year	29,024,394	32,371,372

Less: cash of discontinued operations - Ended of the Year	12,681,483	10,371,673

Cash of continuing operations - Ended of the Year	$16,342,911	$21,999,699

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$668,477	$670,769
Cash paid for interest	$115,806	$116,438

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Right-of-use assets obtained in exchange for operating lease obligations	$668,302	$900,356

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

The Company ceased the business operation of Xinjiang Taihe and Runze in September 2020 and October 2020, respectively.

On August 16, 2021, Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove.

The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) the Zhisheng VIEs are engaged in planting, processing, and distributing green agricultural produce as well as providing domestic and international logistic services for agricultural products (“Agricultural Products”); and, 3) Ankang Longevity Group, which is reclassified as discontinued operations, manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	June 30, 2021	June 30, 2020

Current assets	$44,631,744	$58,350,565
Plant and equipment, net	4,698,184	8,168,594
Other non-current assets	4,894,445	11,054,954
Total assets	54,224,373	77,574,113
Total liabilities	(7,377,886)	(6,189,172)
Net assets	$46,846,487	$71,384,941

	For the years ended June 30,
	2021	2020
Net sales	$10,991,641	$23,516,385
Gross profit (loss)	$(3,165,304)	$6,197,221
Loss from operations	$(22,319,655)	$(2,661,451)
Net loss	$(27,754,161)	$(197,776)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for discontinued operations were as follows:

	June 30, 2021	June 30, 2020

Current assets	$19,659,742	$19,549,858
Plant and equipment, net	3,683,525	7,057,554
Other non-current assets	1,359,506	5,787,014
Total assets	24,702,773	32,394,426
Total liabilities	(4,866,934)	(4,331,447)
Net assets	$19,835,839	$28,062,979

	For the years ended June 30,
	2021	2020
Net sales	$8,085,527	$13,266,050
Gross profit	$986,174	$3,224,255
Income (loss) from operations	$(4,544,819)	$1,598,745
Net income (loss)	$(10,038,088)	$767,936

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for continued operations were as follows:

	June 30, 2021	June 30, 2020

Current assets	$24,972,002	$38,800,707
Plant and equipment, net	1,014,659	1,111,040
Other non-current assets	3,534,939	5,267,940
Total assets	29,521,600	45,179,687
Total liabilities	(2,510,952)	(1,857,725)
Net assets	$27,010,648	$43,321,962

	For the years ended June 30,
	2021	2020
Net sales	$2,906,114	$10,250,335
Gross profit (loss)	$(4,151,478)	$2,972,966
Income (loss) from operations	$(17,774,836)	$1,062,706
Net loss	$(17,716,073)	$(965,712)

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income of these entities are reported separately in the consolidated statements of loss and comprehensive loss.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2021 and 2020, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2021 and 2020, the allowance for doubtful accounts from the continuing operations was US$9,805,402 and US$3,698,036, respectively. As of June 30, 2021 and 2020, the allowance for doubtful accounts from the discontinued operations was US$3,675,619 and US$1,537,400, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2021 and 2020, the inventory reserve from the continuing operations was US$1,349,288 and US$1,121,408, respectively. As of June 30, 2021 and 2020, the inventory reserve from the discontinued operations were both US$ nil.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2021 and 2020, the Company had an allowance for uncollectible advances to suppliers from the continuing operations of US$11,546,609 and US$3,342,590, respectively. As of June 30, 2021 and 2020, the Company had an allowance for uncollectible advances to suppliers from the discontinued operations of US$1,773,698 and US$ nil, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments, and long-term prepaid leases. For the years ended June 30, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets from the continuing operations and the discontinued operations.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at June 30, 2021 and 2020. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at June 30, 2021, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2017 and thereafter. As of June 30, 2021, the tax years ended December 31, 2016 through December 31, 2020 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2021 and 2020 were translated at 1 RMB to 0.1549 USD and at 1 RMB to 0.1414 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2021 and 2020 were 1 RMB to 0.1510 USD and 1 RMB to 0.1422 USD, respectively.

Convertible Notes Payable

In accordance with ASC 470 Debt with conversion and other option, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Issuance costs should be allocated proportionally to the debt host and conversion feature. Deferred financing costs will be discounted and amortized subsequently, and the fair value of the convertible notes will be assessed by an independent appraiser.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the consolidated statements of loss and comprehensive loss.

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended June 30, 2021 and 2020.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended June 30, 2021 and 2020:

	For the years ended June 30,
	2021	2020
Net loss from continuing operations attributable to Shineco	$(21,407,359)	$(7,230,243)
Net income (loss) from discontinued operations attributable to Shineco	(10,038,088)	601,571
Net loss attributable to Shineco	(31,445,447)	(6,628,672)

Weighted average shares outstanding - basic and diluted*	4,401,048	2,949,166

Net loss from continuing operations per share of common share
Basic and diluted	$(4.86)	$(2.45)

Net income (loss) from discontinued operations per share of common share
Basic and diluted	$(2.28)	$0.20

Net loss per share of common share
Basic and diluted	$(7.14)	(2.25)

Reclassifications

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting the Company’s Ankang Longevity Group as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

NOTE 3 – INVENTORIES, NET

The inventories, net consisted of the following:

	June 30, 2021	June 30, 2020

Raw materials	$208,253	$958,206
Work-in-process	1,232,787	529,655
Finished goods	1,512,884	1,433,423
Less: inventory reserve	(1,349,288)	(1,121,408)
Total inventories, net	1,604,636	1,799,876
Less: inventories, net, held for discontinued operations	281,245	1,100,391
Inventories, net, held for continuing operations	$1,323,391	$699,485

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2021	June 30, 2020

Buildings	$8,242,357	$11,525,458
Machinery and equipment	688,979	860,610
Motor vehicles	63,090	57,630
Office equipment	243,543	231,174
Farmland leasehold improvements	3,256,339	2,974,508
	12,494,308	15,649,380
Less: accumulated depreciation and amortization	(6,556,839)	(6,159,896)
Total property and equipment, net	5,937,469	9,489,484
Less: property and equipment, net, held for discontinued operations	3,683,525	7,057,554
Property and equipment, net held for continuing operations	$2,253,944	$2,431,930

Depreciation and amortization expense charged to the continuing operations was US$255,255 and US$453,344 for the years ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense charged to the discontinued operations was US$260,317 and US$295,739 for the years ended June 30, 2021 and 2020, respectively.

Farmland leasehold improvements consisted of following:

	June 30, 2021	June 30, 2020

Blueberry farmland leasehold improvements	$2,501,664	$2,285,149
Yew tree planting base reconstruction	280,279	256,021
Greenhouse renovation	474,396	433,338
Total farmland leasehold improvements	3,256,339	2,974,508
Less: farmland leasehold improvement, held for discontinued operations	-	-
Total farmland leasehold improvement, held for continuing operations	$3,256,339	$2,974,508

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

	June 30, 2021	June 30, 2020

Land use rights	$1,722,396	$1,573,325
Less: accumulated amortization	(448,134)	(377,382)
Total land use rights, net	1,274,262	1,195,943
Less: land use rights, net, held for discontinued operations	1,274,262	1,195,943
Land use rights, net, held for continuing operations	$-	$-

For the years ended June 30, 2021 and 2020, amortization expenses from the continuing operations were both US$ nil. For the years ended June 30, 2021 and 2020, the Company recognized amortization expenses from the discontinued operations of US$39,592 and US$36,876, respectively.

The estimated future amortization expenses are as follows:

12 months ending June 30:
2022	$34,448
2023	34,448
2024	34,448
2025	34,448
2026	34,448
Thereafter	1,102,022
Total	$1,274,262

NOTE 6 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. As of June 30, 2021, the distribution rights from continuing operations were evaluated at RMB7,380,000 (US$1,142,794).

NOTE 7 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. The Company’s discontinued operations, Ankang Longevity Group recorded a loss of US$3,784,000 and an income of US$106,657 for the years ended June 30, 2021 and 2020, respectively, from the investments, which was included in “Income (loss) from discontinued operations, net of taxes” in the consolidated statements of loss and comprehensive loss. (See Note 11.) On March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021. Upon the transfer of these two equity investments, Ankang Longevity Group recorded a loss of US$1,762,770, which was included in the Income (loss) from discontinued operations, net of taxes for the year ended June 30, 2021 as mentioned above.

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the years ended June 30, 2021 and 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

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

The Company’s investments in unconsolidated entities consist of the following:

	June 30, 2021	June 30, 2020

Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd.	$-	$3,690,419
Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Chain Co., Ltd.	-	824,705
Total investment	-	4,515,124
Less: investment, held for discontinued operations	-	4,515,124
Investment, held for continuing operations	$-	$-

Summarized financial information of unconsolidated entities from discontinued operations is as follows:

	June 30, 2021	June 30, 2020

Current assets	$-	$38,546,879
Noncurrent assets	-	324,725
Current liabilities	-	29,671,104

	For the years ended June 30,
	2021	2020

Net sales	$21,373,037	$30,552,645
Gross profit	1,763,172	2,838,942
Income (loss) from operations	(4,099,079)	207,934
Net income (loss)	(4,124,960)	217,668

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

The table below presents the operating lease related assets and liabilities from the continuing operations recorded on the balance sheets. No operating lease related assets and liabilities from the discontinued operations.

	June 30, 2021	June 30, 2020

ROU lease assets	$3,585,703	$3,227,895

Operating lease liabilities – current	434,411	97,633
Operating lease liabilities – non-current	352,863	401,891
Total operating lease liabilities	$787,274	$499,524

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	7.25	9.26
Weighted average discount rate	5.00%	5.0

Rent expenses totaled US$641,486 and US$801,191 from the continuing operations for the years ended June 30, 2021 and 2020, respectively. Rent expenses were both US$ nil from the discontinued operations for the years ended June 30, 2021 and 2020, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021:

2022	$709,542
2023	633,041
2024	353,938
2025	353,938
2026	333,493
Thereafter	1,273,773
Total lease payments	3,657,725
Less: imputed interest	(72,022)
Less: prepayments	(2,798,429)
Present value of lease liabilities	$787,274

NOTE 9 - SHORT-TERM LOANS

Short-term loans consisted of the following:

Lender	June 30, 2021	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a(1)	1,548,502	2022/2/27	5.66%
Agricultural Bank of China-b#	309,700	2022/9/1	5.66%
Total short-term loans	1,858,202
Less: short-term loans, held for discontinued operations	1,858,202
Short-term loans, held for continuing operations	$-

Lender	June 30, 2020	Maturity Date	Int. Rate/Year
Agricultural Bank of China-b*	$282,896	2020-8-22	5.60%
Agricultural Bank of China-a*	636,517	2020-12-23	4.65%
Agricultural Bank of China-a	1,414,481	2021-2-24	5.66%
Total short-term loans	2,333,894
Less: short-term loans, held for discontinued operations	2,333,894
Short-term loans, held for continuing operations	$-

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

*	The Company repaid the loan in full on maturity date.

(1)	Upon the original maturity date of February 27, 2021, the Company signed a loan extension agreement with Agricultural Bank of Chin to extend the loan repayment date to February 27, 2022 with the same interest rate of 5.66% per annum.

#	Upon the original maturity date of September 1, 2021, the Company signed a loan extension agreement with Agricultural Bank of Chin to extend the loan repayment date to September 1, 2022 with the same interest rate of 5.66% per annum.

Interest expenses from continuing operations were both US$ nil for the years ended June 30, 2021 and 2020, respectively. The Company recorded interest expenses from discontinued operations of US$115,806 and US$116,438 for the years ended June 30, 2021 and 2020, respectively. The annual weighted average interest rates from discontinued operations were 5.44% and 5.14 % for the years ended June 30 2021 and 2020, respectively.

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

The fair value of distribution rights and its estimated useful lives from continuing operations are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,142,794	(a)

(a) The distribution rights with no expiration date has been determined to have an indefinite life.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation, and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil in the year ended June 30, 2021.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of June 30, 2021 and 2020, the outstanding amounts due from related parties consisted of the following:

	June 30, 2021	June 30, 2020

Yang Bin	$46,454	$42,434
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	23,228	21,217
Wang Qiwei	62,716	57,288
Total due from related parties	132,398	120,939
Less: due from related parties, held for discontinued operations	-	-
Due from related parties, held for continuing operations	$132,398	$120,939

a.	This company is wholly owned by one of the Company’s senior managements.

Due to Related Parties

As of June 30, 2021 and 2020, the Company had related party payables of US$1,159,407 and US$1,355,919, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	June 30, 2021	June 30, 2020

Wu Yang	$99,183	$90,598
Wang Sai	91,433	90,629
Chen Jiping	-	3,024
Zhou Guocong	551,314	648,308
Li Baolin	232,275	353,619
Zhao Min	185,202	169,741
Total due to related parties	1,159,407	1,355,919
Less: due to related parties, held for discontinued operations	-	-
Due to related parties, held for continuing operations	$1,159,407	$1,355,919

Sales to Related Parties

For the years ended June 30, 2021 and 2020, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 7), of US$1,892,410 and US$2,990,910, respectively. As of June 30, 2021 and 2020, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$551,237 and US$1,567,160, respectively.

NOTE 12 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the Note at 6% per annum. The Investor may redeem all or any part of the outstanding balance of the Note, at any time after six months from the issue date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock at a price equal to 80% multiplied by the lowest daily volume weighted average price (“VWAP”) during the fifteen trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. Following the receipt of a redemption notice, the Company may either ratify Investor’s proposed allocation in the applicable redemption notice or elect to change the allocation by written notice to Investor within twenty-four (24) hours of its receipt of such redemption notice, so long as the sum of the cash payments and the amount of redemption conversions equal the applicable redemption amount. The Company anticipates using the proceeds for general working capital purposes.

As of June 30, 2021, the Company received principal in full from the Investor. The net convertible notes payable amounted to US$2,933,030 (carrying value of US$3,170,000, net of deferred financing costs of US$236,970), and the conversion feature of US$66,970 was recorded as additional paid-in capital as reflected in the accompanying consolidated balance sheets.

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

i) The components of the income tax expenses were as follows:

	For the years ended June 30,
	2021	2020
Current income tax provision	$43,701	$673,562
Deferred income tax provision	-	416,834
Total income tax expenses	43,701	1,090,396
Less: income tax expenses, held for discontinued operations	43,701	845,920
Income tax expenses, held for continuing operations	$-	$244,476

	June 30, 2021	June 30, 2020
Deferred tax assets:
Allowance for doubtful accounts	$951,136	$428,879
Inventory reserve	306,308	252,022
Net operating loss carry-forwards	552,579	504,754
Total	1,810,023	1,185,655
Valuation allowance	(1,810,023)	(1,185,655)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(285,699)	(260,972)
Total deferred tax liability	(285,699)	(260,972)
Deferred tax liability, net	(285,699)	(260,972)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(285,699)	$(260,972)

Movement of the valuation allowance:

	June 30, 2021	June 30, 2020

Beginning balance	$1,185,655	$519,671
Current year addition	512,028	680,901
Exchange difference	112,340	(14,917)
Ending balance	1,810,023	1,185,655
Less: valuation allowance, held for discontinued operations	(1,362,329)	(384,350)
Valuation allowance, held for continuing operations	$447,693	$801,305

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2021 and 2020.

(c) Taxes Payable

Taxes payable consisted of the following:

	March 31, 2021	June 30, 2020

Income tax payable	$3,376,499	$3,424,043
Value added tax payable	73,390	522,615
Business tax and other taxes payable	8,573	6,026
Total tax payable	3,458,462	3,952,684
Less: tax payable, held for discontinued operations	(1,743,673)	(1,918,829)
Tax payable, held for continuing operations	$1,714,789	$2,033,855

Income tax payable - current portion	$2,952,021	$3,386,662
Less: income tax payable - current portion, held for discontinued operations	(1,743,673)	(1,918,829)
Income tax payable - current portion, held for continuing operations	$1,208,348	$1,467,833

Income tax payable - noncurrent portion	$506,441	$566,022
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$506,441	$566,022

NOTE 14 - STOCKHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of June 30, 2021 and 2020, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$2,470,001 and US$1,093,355 is outstanding as of June 30, 2021.

NOTE 15 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$16,333,102 and US$21,991,266 as of June 30, 2021 and 2020, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$12,676,416 and US$10,366,986 as of June 30, 2021 and 2020, respectively.

During the years ended June 30, 2021 and 2020, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2021, four customers accounted for approximately 23%, 20%, 19% and 10% of the Company’s total sales from the continuing operations, respectively. For the year ended June 30, 2021, six customers accounted for approximately 23%, 20%, 19%, 14%, 12% and 12% of the Company’s total sales from the discontinued operations, respectively. At June 30, 2021, four customers accounted for approximately 72% of the Company’s accounts receivable from the continuing operations, and five customers accounted for approximately 95% of the Company’s accounts receivable from the discontinued operations.

For the year ended June 30, 2020, five customers accounted for approximately 21%, 20%, 19%, 14% and 13% of the Company’s total sales from the continuing operations, respectively. For the year ended June 30, 2020, five customers accounted for approximately 27%, 22%, 19%, 12% and 11% of the Company’s total sales from the discontinued operations, respectively. At June 30, 2020, four customers accounted for approximately 84% of the Company’s accounts receivable from the continuing operations, and four customers accounted for approximately 88% of the Company’s accounts receivable from the discontinued operations.

For the year ended June 30, 2021, one vendor accounted for approximately 95% of the Company’s total purchases from the continuing operations, respectively. For the year ended June 30, 2021, six vendors accounted for approximately 24%, 19%, 17%, 15%, 13% and 12% of the Company’s total purchases from the discontinued operations, respectively.

For the year ended June 30, 2020, two vendors accounted for approximately 84% and 16% of the Company’s total purchases from the continuing operations, respectively. For the year ended June 30, 2020, six vendors accounted for approximately 26%, 18%, 17%, 13%, 13% and 13% of the Company’s total purchases from the discontinued operations, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - SEGMENT REPORTING

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

The operating companies of this segment, namely AnKang Longevity Group and its subsidiaries, which are reclassified as discontinued operations, process more than 600 kinds of Chinese medicinal herbal products with an established domestic sales and distribution network.

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

The following table presents summarized information by segment for the year ended June 30, 2021:

	For the year ended June 30, 2021
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$115,590	$2,906,114	$3,021,704	$8,085,527	$11,107,231
Cost of revenue and related business and sales tax	200,263	7,057,592	7,257,855	7,099,353	14,357,208
Gross profit (loss)	(84,673)	(4,151,478)	(4,236,151)	986,174	(3,249,977)
Gross profit (loss) %	(73.3)%	(142.9)%	(140.2)%	12.2%	(29.3)%

The following table presents summarized information by segment for the year ended June 30, 2020:

	For the year ended June 30, 2020
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$168,241	$10,250,335	$10,418,576	$13,266,050	$23,684,626
Cost of revenue and related business and sales tax	245,650	7,277,369	7,523,019	10,041,795	17,564,814
Gross profit (loss)	(77,409)	2,972,966	2,895,557	3,224,255	6,119,812
Gross profit (loss) %	(46.0)%	29.0%	27.8%	24.3%	25.8%

Total assets as of June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020

Luobuma products	$3,849,675	$2,836,450
Herbal products	32,766,151	43,855,815
Other agricultural products	24,702,773	32,396,346
Total assets	61,318,599	79,088,611
Less: total assets held for discontinued operations	(24,702,773)	(32,394,426)
Total assets, held for continuing operations	$36,615,826	$46,694,185

NOTE 18 - DISCONTINUED OPERATIONS

On August 16, 2021, Tenet-Jove completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021 (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Guangyuan Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2021 and 2020. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2021 and 2020.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of June 30, 2021 and 2020 consist of the following:

	June 30, 2021	June 30, 2020
Assets of discontinued operation:
Current assets:
Cash	$12,681,483	$10,371,673
Accounts receivables	3,473,057	5,950,135
Inventories, net	281,245	1,100,391
Advances to suppliers, net	700,348	2,127,659
Other current assets	2,523,609	-
Total current assets of discontinued operation	19,659,742	19,549,858

Property and equipment, net	3,683,525	7,057,554
Land use right, net of accumulated amortization	1,274,262	1,195,943
Investments	-	4,515,124
Long-term deposit and other noncurrent assets	85,244	75,947
Total assets of discontinued operation	$24,702,773	$32,394,426

Liabilities of discontinued operation:
Current liabilities:
Short-term loans	$1,858,202	$2,333,894
Accounts payable	46,948	42,967
Other payables and accrued expenses	1,218,111	2,463,431
Taxes payable	1,743,673	1,918,829
Total liabilities of discontinued operation	$4,866,934	$6,759,121

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the Years Ended June 30,
	2021	2020

REVENUE	$8,085,527	$13,266,050

COST OF REVENUE
Cost of product and services	7,069,026	9,993,068
Business and sales related tax	30,327	48,727
Total cost of revenue	7,099,353	10,041,795

GROSS PROFIT	986,174	3,224,255

OPERATING EXPENSES
General and administrative expenses	5,456,786	1,536,861
Selling expenses	74,207	88,649
Total operating expenses	5,530,993	1,625,510

INCOME (LOSS) FROM OPERATIONS	(4,544,819)	1,598,745

OTHER INCOME (EXPENSE)
Income (loss) from equity method investments	(3,784,000)	106,657
Other expenses	(2,171,150)	(71)
Interest expense, net	(73,318)	(91,475)
Total other income (loss)	(6,028,468)	15,111

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(10,573,287)	1,613,856

PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	43,701	845,920

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(10,616,988)	767,936

Net income (loss) attributable to non-controlling interest	(578,900)	166,365

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	(10,038,088)	601,571

NOTE 19 - SUBSEQUENT EVENTS

On July 16, 2021, the Company entered into a Securities Purchase Agreement (the “July Agreement”) pursuant to which the Company issued two unsecured convertible promissory notes with a one-year maturity (the “Notes”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The first convertible promissory note (“Note #1”) has the original principal amount of US$3,170,000.00 and the Investor will give consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note (“Note #2”) has the original principal amount of US$4,200,000.00 and Investor will give consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. As the date of this report, the Company received principal in full from the Investor.

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity (the “Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$10,520,000.00 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the Note at 6% per annum. As the date of this report, the Company received principal in full from the Investor.

For the above-mentioned convertible promissory notes issued in July and August, the Investor may redeem all or any part of the outstanding balance of the Notes, at any time after six months from the issue date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock at a price equal to 80% multiplied by the lowest daily volume weighted average price (“VWAP”) during the fifteen trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Notes. The Company anticipates using the proceeds for general working capital purposes.

These consolidated financial statements were approved by management and available for issuance on September XX, 2021, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these consolidated financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fiscal year ended June 30, 2021. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2021, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

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

Item 9b.	Other Information

None

Item 9c.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table  and text set forth the names and ages of all directors and executive officers as of the date of this Annual Report. There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Role	Since

Yuying Zhang	68	Chair of the Board	2011

Sai (Sam) Wang	36	Chief Financial Officer and Director	2015*

Jennifer Zhan	33	Chief Executive Officer and Director	2021

Jin Liu	55	Director (Independent)	2020

Yanzeng An	42	Director (Independent)	2019

Mike Zhao	57	Director (Independent)	2021

Hu Li	47	Director (Independent)	2021

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

YuYing Zhang, age 68, has been Chairman of Shineco since 2011 and is the Chairman of the Company. He was the principal founder of Tenet-Jove, which was established in 1995 with his research and development of Luobuma functional fiber healthcare products. He has been the Chairman and CEO of Tenet-Jove since December 2003; under his leadership, the company has worked with more than 20 research institutions and enterprises and has obtained numerous national invention and new product patent rights for Luobuma product development. He also serves as a director in Tianjin Tenet Huatai Technological Development Co., Ltd. since 2003. From April 2014 to December 2014, he was the Chairman of the Board of Beijing Huiyin Ansheng Asset Management Co., Ltd. From 1995 to December 2003, he served as general manager of Tianjin Balas Technological Development Co., Ltd. Prior to starting Tenet-Jove in 1995, he was the deputy director at the Army Institute of Integrative Medicine. From 1991 to 1994, he was the Executive Director and Deputy General Manager at Shan Haidan Pharmaceutical Group, where he was responsible for strategic development planning and marketing. Mr. Zhang is a senior economist with a bachelor degree from China Central Radio and Television University in China. Mr. Zhang was chosen as director because his knowledge and extensive experience in research and development and management.

Sai (Sam) Wang, age 36, became our Chief Financial Officer in February 2015 and Director since 2016. Mr. Wang has worked for Shineco, Inc. since 2011 where he served as Financial Controller until his appointment as our Chief Financial Officer. Mr. Wang has been the supervisory director of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. since 2014. He serves as the General Manager of Qingdao Yinghuanhai International Logistics Co., Ltd. since 2012. Prior to joining Shineco, he worked for Citibank in Shenzhen from 2008 until 2011, where he served as Manager of Corporate Finance. Mr. Wang obtained a Masters in Commerce with a concentration in applied finance from The University of Queensland in 2010. In 2008, he received a bachelor’s degree in Accounting from Griffith University in Australia. Mr. Wang was chosen as a director because he has profound knowledge of our industry and he is experienced with our financial matters.

Jennifer Zhan, age 33, was a founding partner of Tian ‘Ang capital Beijing Investment Management Co., Ltd., a private equity investment firm, since January 2018. Ms. Zhan was mainly responsible for the firm’ daily operation, team building, business expansion, and its private equity investment in the medical and health field. From December 2017 to December 2018, Ms. Zhan served as Vice President of CEB International, an investment company under China Everbright Bank. She was responsible for daily operation and management, established good cooperative relationships with top domestic and foreign investment banks such as Goldman Sachs, JPMorgan Chase, Guotai Junan, SDIC China Merchants, Sequoia Capital, and established venture capital funds in cooperation with Shandong Yantai and other local governments. From January 2015 to November 2017, Ms. Zhan was Deputy Director of Financial Law Division at Jingshi Law Firm, one of the top five law firms in China with 2,000 practicing lawyers. From January 2010 to December 2014, Ms. Zhan served as Chief Business Officer of Greater China at Japan Mitsubishi Japan Machinery Co., Ltd. Ms. Zhan obtained her bachelors’ degree in Business Administration from Beijing Foreign Studies University in 2010 and is studying in the executive MBA program at ESC PAU Pau Business School, France.

Jin Liu, age 55, has served as Executive Vice-President of China Science & Merchants Investment Management Group since 2014. Mr. Liu has served as an independent director of JLU Communication (Symbol: 300597) since 2017. Mr. Liu has the certificate of independent director of listed company issued by Shenzhen Stock Exchange and has experience in the design and transformation of corporate governance structure, capital restructuring and M&A. Mr. Liu received a Master Degree in economics from Dongbei University of Finance & Economics. Mr. Liu was appointed as a Director of the Company because he is an expert in risk control, information disclosure, financial management of domestic and foreign listed companies.

Yanzeng An, age 42, From 2002 to 2005, Mr. An engaged in civil trial work in Dezhou Court in Shandong Province. From 2008 to 2015 Mr. An engaged in criminal trial work in Beijing Shijingshan District Court. From 2016 to date, Mr. An has been a Partner and lawyer at Beijing Bright Law Firm. Mr. An obtained his Bachelor of Laws from Yantai University and his Master of Laws in China University of Political Science and Law. Mr. An was chosen as a director because of his qualified experience in the legal field.

Mike Zhao, age 56. Since April, 2018, Mr. Zhao has served as the Director of New York Hua Yang, Inc., a leading real estate company in New York. From July 2016 to March 2018, Mr. Zhao served as the Chief Executive Officer of TD Holdings, Inc. (NASDAQ stock ticker: GLG. Formerly known as China Commercial Credit Inc.). From September 2011 to July 2016, Mr. Zhao was appointed as the Chief Operating Officer and a director of New York Hua Yang, Inc. Mr. Zhao has more the 20 years of management experience in diverse corporations and financial service institutions, with a proven record of productivity, quality and integrity. Mr. Zhao obtained Master of Business Administration degree with the highest honor from University of Bridgeport in Connecticut in May 2003. Mr. Zhao received the Bachelor of Science degree from China Eastern Normal University in Shanghai, China in July 1985.

Hu Li, age 47, was the chief supervisor of Anhui Yihai Mining Equipment Co., Ltd., a public company in China NEEQ Market (Stock Symbol: 831451) since February 2018. From September 2015 to February 2018, Mr. Li served as the Vice General Manager of Shaanxi Huipu Financial Leasing Co., Ltd. He was responsible for daily operation and management and he carried out asset securitization and financial leasing business. From April 2006 to September 2015, Mr. Li was the manager of international department and board secretary of Bodisen Biotech Inc., an Amex listed company then. He was responsible for the company’s financing and investor relations. From July 2000 to March 2006, Mr. Li served as international trading manager of at Yuan Dong Trading Co., Ltd. From September 1995 to June 2000, Mr. Li worked as a bank clerk under the International Department in China Construction Bank, Xi’an Branch. Mr. Li obtained his master’s degree in Business Administration from Xi’an Technology University in 2008 and bachelor’s degree from Xi’an Fanyi University in 1996.

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

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years .

Board of Directors and Board Committees

Our board of directors currently consists of seven directors, four of whom — Jin Liu, Yanzeng An, Mike Zhao and Hu Li — are independent, as such term is defined by The NASDAQ Capital Market.

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

Director	Audit Committee	Compensation Committee	Nominating Committee
Jin Liu	(1)(2)(3)	(1)

Yanzeng An	(1)		(1)(2)

Hu Li	(1)	(1)

Mike Zhao		(1)(2)	(1)

(1)	Committee member

(2)	Committee chair

(3)	Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Jin Liu.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2021.

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

The following table shows the annual compensation paid by us for the years ended June 30, 2021 and 2020 to YuYing Zhang, our principal executive officer. We are required to include the compensation of our CEO, regardless of his compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)		Total ($)

YuYing Zhang	2020	120,000	-	-	-	22,780	(2)	142,780
(Chairman) (1)	2019	120,000	-	-	-	21,130	(2)	141,130

(1)	Salaries were paid in RMB.

(2)	Mr. Zhang receives monthly payments for rent for his personal home and parking and $10,000 director fees.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2021.

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

Director Compensation

During the year ended June 30, 2021, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table  reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2021. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
YuYing Zhang	10,000	—	—	—	—	—	10,000
Sai (Sam) Wang	10,000	—	—	—	—	—	10,000
Mingye Wang (2)	1,918	—	—	—	—	—	1,918
Jin Liu	10,000	—	—	—	—	—	10,000
Yanzeng An	10,000	—	—	—	—	—	10,000
Lei Gao (2)	959	—	—	—	—	—	959
Harry Edelson (3)	36,000	—	—	—	—	—	36,000

(1)	All cash compensation was paid in RMB. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate at 1 RMB to 0.1466 USD.
(2)	On July 14, 2021, Ms. Mingye Wang and Mr. Lei Gao were removed from the Company’s Board.
(3)	On September 2, 2021, Mr. Edelson resigned from the Company’s Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 27, 2021,  regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China.

Name and Address(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent (%) of Class(2)
Yuying Zhang	common	127,016	1.45%
Sai (Sam) Wang	common	83,294	1.00%
Jennifer Zhan	common	--
Jin Liu	common	--
Yanzeng An	common	--
Mike Zhao	common	--
Hu Li	common	--

All Officers and Directors as a Group (7 total)	common	210,310	2.40%

5% Shareholders Not Mentioned Above :
Li Chang	common	679,736	7.75%
Shanchun Huang	common	780,000	8.90%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: c/o Shineco, Inc., Room 1001, Building T5, DaZu Square, Daxing District, Beijing, People’s Republic of China 100176.
(2)	The number and percentage of outstanding shares of common stock is based upon 8,768,109 shares outstanding as of September 27, 2021.

Item 13.	Certain Relationships and Related Transactions, and director independence

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

We have a policy under which we are prohibited from making or renewing any personal loan to our executive officers or directors in accordance with Section 13(k) of the Exchange Act. The related party transactions with YuYing Zhang, our Chairman of the Board, described in this section occurred prior to adoption of this policy, and as such, these transactions were not subject to such prohibition. As of date of this Report, all outstanding amounts due from any loans to executive officers or directors have been collected in full.

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

As of June 30, 2021, the outstanding amounts due from related parties consist of the following:

June 30, 2021

Yang Bin	$46,454
Beijing Huiyinansheng Asset Management Co., Ltd	23,228
Wang Qiwei	62,716
$132,398

DUE TO RELATED PARTIES

As of June 30, 2021, the Company had related party payables of US$ 1,159,407,  mainly due to the principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing and due on demand.

June 30, 2021

Wu Yang	$99,183
Wang Sai	91,433
Chen Jiping	0.00
Zhou Guocong	551,314
Li Baolin	232,275
Zhao Min	185,202
$1,159,407

(1)	Yang Wu is the wife of Yin Weixing, one of our Directors.

(2)	Sai (Sam) WangSai (Sam) Wang is our Chief Financial Officer and Director. The Company paid to Wang Sai $91,433 for the related party payables in the year ended June 30, 2021.

(3)	Min Zhao is the wife of Yuying Zhang, our Chief Executive Officer and Chair of the Board.

SALES TO RELATED PARTIES

For the years ended June 30, 2021 and 2020, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 7), of US$1,892,410 and US$2,990,910, respectively. As of June 30, 2021 and 2020, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$551,237 and US$1,567,160, respectively.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Centurion ZD CPA, our independent accountants, for the fiscal year ended June 30, 2021 and 2020:

	Fiscal Year Ended June 30,
	2021	2020
Audit Fees(1)	$195,000	$195,000
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$195,000	$195,000

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees –This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

47

10.25†

Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)

10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)

10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)

10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)

10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)

10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)

10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)

10.60†	Form of Independent Director Engagement Letter (2)

10.61†	2016 Share Incentive Plan (included in Exhibit 4.2) (2)

10.62†	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63†	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64†	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65†	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66†	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

10.67†	Form of Securities Purchase Agreement dated December 10, 2020 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 15, 2020)

10.68†	Form of Stock Purchase Agreement by and between the Company and the Purchasers dated April 14, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 1, 2021)

10.69†	Employment Agreement dated May 6, 2021 by and between Shineco, Inc. and Ou Yang (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 7, 2021)

10.70†	English translation of the Restructuring Agreement, dated June 8, 2021, by and among the Company, Tenet-Jove, Ankang Longevity, the Ankang Shareholders, Guangyuan, and the Guangyuan Shareholders

10.71†	Exclusive Business Cooperation Agreement, dated June 8, 2021, by and between Tenet-Jove and Guangyuan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.72†	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.73†	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.74†	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.75†	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.76†	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Baolin Li) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.77†	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Yufeng Zhang) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.78†	English translation of the Termination Agreement, dated June 8, 2021, by and among Tenet-Jove, Ankang Longevity, and the Ankang Shareholders (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.79†	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.80†	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Mike Zhao (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.81†	Employment Agreement dated July 15, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 16, 2021)

10.82†	Convertible Promissory Note dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.83†	Convertible Promissory Note #1 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.84†	Convertible Promissory Note #2 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.85†	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.86†	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.87†	Convertible Promissory Note dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.88†	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.89†	Offer Letter dated September 2, 2021, by and between the Company and Mr. Hu Li (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2021)

14.1†	Code of Ethics of the Company. (2)

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1*	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803).

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: September 30, 2021	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer

Date: September 30, 2021	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jennifer Zhan	Chief Executive Officer	September 30, 2021
Jennifer Zhan	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	September 30, 2021
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Baolin Li	Director	September 30, 2021
Baolin Li

/s/ Jin Liu	Director	September 30, 2021
Jin Liu

/s/ Yanzeng An	Director	September 30, 2021
Yanzeng An

/s/ Ning Chen	Director	September 30, 2021
Ning Chen

/s/ Harry Edelson	Director	September 30, 2021
Harry Edelson

/s/ Yuying Zhang	Director	September 30, 2021
Yuying Zhang

