Form 10-Q
period 2021-09-30
SHINECO, INC.
filed 2021-11-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3310, North Tower, Zhengda Center,

No. 20, Jinhe East Road, Chaoyang District

Beijing, People’s Republic of China

(Address of principal executive offices) (Zip Code)

(+86) 10-87227366

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SISI	The Nasdaq Stock Market LLC

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

As of November 15, 2021, there were 9,087,277 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$18,230,073	$16,342,911
Accounts receivable, net	2,350,757	2,686,671
Due from related parties	240,788	132,398
Inventories, net	20,355,820	1,323,391
Advances to suppliers, net	1,446,349	7,790,126
Other current assets	16,899,799	1,343,338
Current assets held for discontinued operations	-	19,659,742
TOTAL CURRENT ASSETS	59,523,586	49,278,577

Property and equipment, net	2,370,313	2,253,944
Investments	637,352	-
Distribution rights	-	1,142,794
Long-term deposit and other noncurrent assets	13,373	14,550
Right of use assets	5,716,533	3,585,703
Non-current assets held for discontinued operations	-	5,043,031
TOTAL ASSETS	$68,261,157	$61,318,599

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,643	$76,584
Advances from customers	7,416	7,468
Due to related parties	4,355,733	1,159,407
Other payables and accrued expenses	5,997,274	4,109,208
Operating lease liabilities - current	1,083,902	434,411
Convertible note payable	16,352,339	2,933,030
Taxes payable	1,197,541	1,208,348
Current liabilities held for discontinued operations	-	4,866,934
TOTAL CURRENT LIABILITIES	29,008,848	14,795,390

Income tax payable - noncurrent portion	506,441	506,441
Operating lease liabilities - non-current	1,811,273	352,863
Deferred tax liability	285,692	285,699
TOTAL LIABILITIES	31,612,254	15,940,393

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 8,856,231 and 7,881,482 shares issued and outstanding at September 30, 2021 and June 30, 2021	8,856	7,881
Additional paid-in capital	45,316,083	41,105,806
Subscription receivable	(6,160,203)	(8,535,203)
Statutory reserve	4,198,107	4,198,107
Retained earnings (accumulated deficit)	(5,577,261)	8,661,071
Accumulated other comprehensive loss	(752,440)	(731,805)
Total Stockholders’ equity of Shineco, Inc.	37,033,142	44,705,857
Non-controlling interest	(384,239)	672,349
TOTAL EQUITY	36,648,903	45,378,206

TOTAL LIABILITIES AND EQUITY	$68,261,157	$61,318,599

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020

REVENUE	$629,758	$1,007,977

COST OF REVENUE
Cost of product and services	865,061	741,290
Stock written off due to natural disaster	492,987	-
Business and sales related tax	1,255	1,049
Total cost of revenue	1,359,303	742,339

GROSS PROFIT (LOSS)	(729,545)	265,638

OPERATING EXPENSES
General and administrative expenses	8,573,656	1,423,310
Selling expenses	8,342	12,646
Impairment loss of distribution rights	1,140,551	-
Total operating expenses	9,722,549	1,435,956

LOSS FROM OPERATIONS	(10,452,094)	(1,170,318)

OTHER INCOME (EXPENSE)
Loss from equity method investment	(27,920)	-
Other income, net	970	2,788
Amortization of debt issuance costs	(458,978)	-
Interest income (expenses), net	(170,199)	4,225
Total other income (loss)	(656,127)	7,013

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(11,108,221)	(1,163,305)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(11,108,221)	(1,163,305)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of taxes	-	110,325
Loss on disposal of discontinued operations	(3,135,237)	-
Net income (loss) from discontinued operations	(3,135,237)	110,325

NET LOSS	(14,243,458)	(1,052,980)

Net income (loss) attributable to non-controlling interest	(5,126)	4,530

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(14,238,332)	$(1,057,510)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(14,243,458)	$(1,052,980)
Other comprehensive income: foreign currency translation income	570	2,667,931
Total comprehensive income (loss)	(14,242,888)	1,614,951
Less: comprehensive income attributable to non-controlling interest	16,079	51,442

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(14,258,967)	$1,563,509

Weighted average number of shares basic and diluted*	8,314,996	3,039,943

Basic and diluted loss per common share	$(1.71)	$(0.35)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(1.71)	(0.38)
Discontinued operations - Basic and Diluted	-	0.03
Net loss per common share - basic and diluted	(1.71)	(0.35)

*	Retrospectively restated for effect of stock split on August 14, 2020

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

						RETAINED	ACCUMULATED
				ADDITIONAL		EARNINGS	OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	(ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Net income (loss) for the period	-	-	-	-	1,857	(1,059,367)	-	4,530	(1,052,980)
Foreign currency translation gain	-	-	-	-	-	-	2,621,019	46,912	2,667,931
Balance at September 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,199,964	$39,047,151	$(3,662,816)	$1,237,962	$68,127,352

Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	-	-	2,375,000	-	-	-	-	-	2,375,000
Issuance of common shares for convertible notes redemption	974,749	975	-	3,849,025	-	-	-	-	3,850,000
Beneficial conversion feature associated with convertible notes	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the period	-	-	-	-	-	(14,238,332)	-	(5,126)	(14,243,458)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(20,635)	21,205	570
Balance at September 30, 2021	8,856,231	$8,856	$(6,160,203)	$45,316,083	$4,198,107	$(5,577,261)	$(752,440)	$(384,239)	$36,648,903

*	Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,243,458)	$(1,052,980)
Net income (loss) from discontinued operations, net of tax	(3,135,237)	110,325
Net loss from continuing operations	(11,108,221)	(1,163,305)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,027	97,003
Provision for doubtful accounts	7,354,134	771,231
Provision for inventory reserve	134,104	13,831
Stock written off due to natural disaster	492,987	-
Loss from equity method investments	27,920	-
Amortization of right of use assets	258,416	111,215
Impairment loss on distribution rights	1,140,551	-
Amortization of debt issuance costs	458,978	-
Accrued interest expense for convertible notes	171,584	-

Changes in operating assets and liabilities:
Accounts receivable	(625,735)	(906,078)
Advances to suppliers	515,218	(4,739,886)
Inventories	(203,336)	(2,026,713)
Other current assets	(3,206,324)	(422,989)
Accounts payable	(61,818)	(2,433)
Advances from customers	(51)	350
Other payables	(521,064)	1,013,492
Operating lease liabilities	(210,376)	(7,931)
Taxes payable	(10,775)	7,380
Net cash used in operating activities from continuing operations	(5,264,781)	(7,254,833)
Net cash used in operating activities from discontinued operations	-	(1,845,195)
Net cash used in operating activities	(5,264,781)	(9,100,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(196,693)	-
Investment in unconsolidated entity	(500,000)	-
Loan receivables additions	(12,700,008)	-
Acquisition of a VIE - Guangyuan, net of cash	112,070	-
Disposal of a VIE - Ankang, net of cash	(12,669,913)	-
Net cash used in investing activities from continuing operations	(25,954,544)	-
Net cash used in investing activities from discontinued operations	-	(1,228,630)
Net cash used in investing activities	(25,954,544)	(1,228,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,375,000	-
Proceeds from (repayments of) advances from related parties	1,061,888	(11,429)
Proceeds from issuance of convertible notes	17,000,000	-
Net cash provided by (used in) financing activities from continuing operations	20,436,888	(11,429)
Net cash used in financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	20,436,888	(11,429)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(11,884)	1,098,821

NET DECREASE IN CASH	(10,794,321)	(9,241,266)

CASH - Beginning of the Period	29,024,394	32,371,372

CASH - End of the period	18,230,073	23,130,106

Less: cash of discontinued operations - Ended of the Period	-	7,629,477

Cash of continuing operations - Ended of the Period	$18,230,073	$15,500,629

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$-	$469,853
Cash paid for interest	$-	$29,622

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Issuance of common shares for convertible notes redemption	$3,850,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$1,267,817	$-

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) operate three main business segments: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) the Zhisheng VIEs and Guanyuan are engaged in planting, processing, and distributing green agricultural produce, and the Zhisheng VIEs is also providing domestic and international logistic services for agricultural products and (“Agricultural Products”); and, 3) Ankang Longevity Group, which is reclassified as discontinued operations, manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2021, which was filed on September 30, 2021.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	September 30, 2021	June 30, 2021

Current assets	$37,788,522	$44,631,744
Plant and equipment, net	948,396	4,698,184
Other non-current assets	4,657,465	4,894,445
Total assets	43,394,383	54,224,373
Total liabilities	(8,494,849)	(7,377,886)
Net assets	$34,899,534	$46,846,487

	For the three months ended September 30,
	2021	2020
Net sales	$616,250	$4,118,768
Gross profit (loss)	$(601,215)	$912,428
Loss from operations	$(7,751,663)	$(294,564)
Net loss	$(7,743,264)	$(400,077)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for discontinued operations were as follows:

	September 30, 2021	June 30, 2021

Current assets	$-	$19,659,742
Plant and equipment, net	-	3,683,525
Other non-current assets	-	1,359,506
Total assets	-	24,702,773
Total liabilities	-	(4,866,934)
Net assets	$-	$19,835,839

	For the three months ended September 30,
	2021	2020
Net sales	$-	$3,135,406
Gross profit	$-	$642,943
Income from operations	$-	$224,532
Net income	$-	$99,561

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for continued operations were as follows:

	September 30, 2021	June 30, 2021

Current assets	$37,788,522	$24,972,002
Plant and equipment, net	948,396	1,014,659
Other non-current assets	4,657,465	3,534,939
Total assets	43,394,383	29,521,600
Total liabilities	(8,494,849)	(2,510,952)
Net assets	$34,899,534	$27,010,648

	For the three months ended September 30,
	2021	2020
Net sales	$616,250	$983,362
Gross profit (loss)	$(601,215)	$269,485
Loss from operations	$(7,751,663)	$(519,096)
Net loss	$(7,743,264)	$(499,638)

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net income of these entities are reported separately in the unaudited condensed consolidated statements of loss and comprehensive income (loss).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2021 and June 30, 2021, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2021 and June 30, 2021, the allowance for doubtful accounts from the continuing operations was US$6,922,563 and US$5,959,887, respectively. As of September 30, 2021 and June 30, 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2021 and June 30, 2021, the inventory reserve from the continuing operations was US$1,363,496 and US$1,229,158, respectively. As of September 30, 2021 and June 30, 2021, the inventory reserve from the discontinued operations were both US$ nil.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2021 and June 30, 2021, the Company had an allowance for uncollectible advances to suppliers from the continuing operations of US$14,938,755 and US$9,111,566, respectively. As of September 30, 2021 and June 30, 2021, the Company had an allowance for uncollectible advances to suppliers from the discontinued operations of US$ nil and US$1,773,698, respectively.

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

Estimated useful lives

Buildings	20-50 years
Machinery equipment	5-10 years
Motor vehicles	5-10 years
Office equipment	5-10 years
Farmland leasehold improvements	12-18 years
Leasehold improvement	Lesser of useful life and lease term

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments, and long-term prepaid leases. For the three months ended September 30, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets from the continuing operations and the discontinued operations.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at September 30, 2021 and June 30, 2021. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at September 30, 2021, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2017 and thereafter. As of September 30, 2021, the tax years ended December 31, 2016 through December 31, 2020 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2021 and June 30, 2021 were translated at 1 RMB to 0.1548 USD and at 1 RMB to 0.1549 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2021 and 2020 were 1 RMB to 0.1545 USD and 1 RMB to 0.1445 USD, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of loss and comprehensive income (loss).

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2021 and 2020.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020
Net loss from continuing operations attributable to Shineco	$(14,238,332)	$(1,157,071)
Net income from discontinued operations attributable to Shineco	-	99,561
Net loss attributable to Shineco	(14,238,332)	(1,057,510)

Weighted average shares outstanding - basic and diluted*	8,314,996	3,039,943

Net loss from continuing operations per share of common share Basic and diluted	$(1.71)	$(0.38)

Net income from discontinued operations per share of common share Basic and diluted	$-	$0.03

Net loss per share of common share Basic and diluted	$(1.71)	(0.35)

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The FASB is issuing this Update as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The specific areas of potential simplification in this ASU were submitted by stakeholders as part of the Simplification Initiative. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this ASU on July 1, 2021 and the adoption of this ASU did not have a material impact on its financial statements.

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

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	September 30, 2021	June 30, 2021

Accounts receivable	$9,273,320	$15,795,234
Less: allowance for doubtful accounts	(6,922,563)	(9,635,506)
Accounts receivable, net	2,350,757	6,159,728
Less: accounts receivable, net, held for discontinued operations	-	3,473,057
Accounts receivable, net, held for continuing operations	$2,350,757	$2,686,671

Movement of allowance for doubtful accounts is as follows:

	September 30, 2021	June 30, 2021

Beginning balance	$9,635,506	$5,235,436
Charge to expense	960,937	7,556,516
Less: cessation of subsidiaries and disposal of VIE	(3,668,403)	(3,749,735)
Foreign currency translation adjustments	(5,477)	593,289
Ending balance	$6,922,563	$9,635,506

NOTE 4 – INVENTORIES, NET

The inventories, net consisted of the following:

	September 30, 2021	June 30, 2021

Raw materials	$82,988	$208,253
Work-in-process	20,401,719	1,232,787
Finished goods	1,234,609	1,392,754
Less: inventory reserve	(1,363,496)	(1,229,158)
Total inventories, net	20,355,820	1,604,636
Less: inventories, net, held for discontinued operations	-	281,245
Inventories, net, held for continuing operations	$20,355,820	$1,323,391

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

The Company wrote off inventory amounted to US$ 492,987 during the three months ended September 30, 2021, due to flood disaster caused by severe typhoon weather in autumn, which resulted in the damage and death of a large number of yew trees.

NOTE 5 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	September 30, 2021	June 30, 2021

Advances to suppliers	$16,385,104	$19,375,738
Less: allowance for doubtful accounts	(14,938,755)	(10,885,264)
Advance to supplier, net	1,446,349	8,490,474
Less: advance to supplier, net, held for discontinued operations	-	700,348
Advance to supplier, net, held for continuing operations	$1,446,349	$7,790,126

Advances to suppliers consist of mainly payments to suppliers for yew trees that have not been received.

Movement of allowance for doubtful accounts is as follows:

	September 30, 2021	June 30, 2021

Beginning balance	$10,885,264	$3,342,590
Charge to expense	5,816,074	9,420,385
Less: cessation of subsidiaries and disposal of VIE	(1,770,216)	(2,374,394)
Foreign currency translation adjustments	7,633	496,683
Ending balance	$14,938,755	$10,885,264

NOTE 6 – OTHER CURRENT ASSETS

Other current assets include loans to third parties, deposits, advances to employees, prepaid expenses and others. During the three months ended September 30, 2021, the Company entered into a series of short-term loan agreements with the Company’s external business partners in an amount of US$12,703,315 for their working capital for six months to one year, with a maturity date of February 3, 2022, March 14, 2022 and September 18, 2022, respectively. The loans bore a fixed annual interest rate of 6.0% and 10.0%. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. The Company believes that the risk associated with the above loans are relatively low based on the evaluation of the creditworthiness of these third-party debtors and the relationships with them.

Movement of allowance for doubtful accounts is as follows:

	September 30, 2021	June 30, 2021

Beginning balance	$635,502	$452,471
Charge to expense	577,123	158,335
Less: cessation of subsidiaries and disposal of VIE	-	-
Foreign currency translation adjustments	22,488	24,696
Ending balance	$1,235,113	$635,502

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2021	June 30, 2021

Buildings	$3,399,755	$8,242,357
Machinery and equipment	28,366	688,979
Motor vehicles	63,089	63,090
Office equipment	174,160	243,543
Leasehold improvement	184,888	-
Farmland leasehold improvements	3,256,268	3,256,339
	7,106,526	12,494,308
Less: accumulated depreciation and amortization	(4,736,213)	(6,556,839)
Total property and equipment, net	2,370,313	5,937,469
Less: property and equipment, net, held for discontinued operations	-	3,683,525
Property and equipment, net held for continuing operations	$2,370,313	$2,253,944

Depreciation and amortization expense charged to the continuing operations was US$81,473 and US$76,990 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$75,117 for the three months ended September 30, 2021 and 2020, respectively.

Farmland leasehold improvements consisted of following:

	September 30, 2021	June 30, 2021

Blueberry farmland leasehold improvements	$2,501,609	$2,501,664
Yew tree planting base reconstruction	280,273	280,279
Greenhouse renovation	474,386	474,396
Total farmland leasehold improvements	3,256,268	3,256,339
Less: farmland leasehold improvement, held for discontinued operations	-	-
Total farmland leasehold improvement, held for continuing operations	$3,256,268	$3,256,339

NOTE 8 - LAND USE RIGHTS, NET

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

	September 30, 2021	June 30, 2021

Land use rights	$-	$1,722,396
Less: accumulated amortization	-	(448,134)
Total land use rights, net	-	1,274,262
Less: land use rights, net, held for discontinued operations	-	1,274,262
Land use rights, net, held for continuing operations	$-	$-

For the three months ended September 30, 2021 and 2020, amortization expenses from the continuing operations were both US$ nil. For the three months ended September 30, 2021 and 2020, the Company recognized amortization expenses from the discontinued operations of US$ nil and US$9,300, respectively.

NOTE 9 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. During the three months ended September 30, 2021, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

NOTE 10 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. The Company’s discontinued operations, Ankang Longevity Group recorded US$ nil and an income of US$15,287 for the three months ended September 30, 2021 and 2020, respectively, from the investments, which was included in “Income (loss) from discontinued operations, net of taxes” in the unaudited condensed consolidated statements of loss and comprehensive loss. (See Note 14) On March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021.

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the three months ended September 30, 2021 and 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

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

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$ 0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company recorded a loss of US$ 4,186 for the three months ended September 30, 2021 from the investment, which was included in “Loss from equity method investment” in the unaudited condensed consolidated statements of loss and comprehensive income (loss).

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.74 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As September 30, 2021, a total of US$ 0.5 million was injected by the Company and the remaining capital contribution was injected in October 2021. The Company recorded a loss of US$ 23,734 for the three months ended September 30, 2021 from the investment, which was included in “Loss from equity method investment” in the unaudited condensed consolidated statements of loss and comprehensive income (loss).

The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2021	June 30, 2021

Yushe Pharmaceutical	$161,086	$-
Gaojing Private Fund	476,266
Total investment	637,352	-
Less: investment, held for discontinued operations	-	-
Investment, held for continuing operations	$637,352	$-

Summarized financial information of unconsolidated entities from continued operations is as follows:

	September 30, 2021	June 30, 2021

Current assets	$8,745,788	$-
Noncurrent assets	441,246	-
Current liabilities	8,488,590	-

	For the three months ended September 30,
	2021	2020

Loss from operations	$(63)	$-
Loss from operations	(94,726)	-
Net loss	(95,098)	-

Summarized financial information of unconsolidated entities from discontinued operations is as follows:

	For the three months ended September 30,
	2021	2020

Net sales	$-	$7,890,100
Gross profit	-	554,304
Income from operations	-	24,327
Net income	-	31,198

NOTE 11 - LEASES

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

The Company leases offices space under non-cancelable operating leases, with terms ranging from one to six years. In addition, the Zhisheng VIEs and Guangyuan entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit, and Chinese yew trees, fast-growing bamboo willows and scenic greening trees. The lease terms vary from 5 years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

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

	September 30, 2021	June 30, 2021

ROU lease assets	$5,716,533	$3,585,703

Operating lease liabilities – current	1,083,902	434,411
Operating lease liabilities – non-current	1,811,273	352,863
Total operating lease liabilities	$2,895,175	$787,274

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.78	7.25
Weighted average discount rate	5.20%	5.00%

Rent expenses totaled US$230,548 and US$113,115 from the continuing operations for the three months ended September 30, 2021 and 2020, respectively. Rent expenses were both US$ nil from the discontinued operations for the three months ended September 30, 2021 and 2020, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

2022	$1,156,574
2023	1,108,222
2024	1,099,017
2025	600,502
2026	271,413
Thereafter	1,307,577
Total lease payments	5,543,305
Less: imputed interest	(264,546)
Less: prepayments	(2,383,584)
Present value of lease liabilities	$2,895,175

NOTE 12 - SHORT-TERM LOANS

No short-terms loan was outstanding as of September 30, 2021, as the Company disposed Ankang Group on July 5, 2021.

Short-term loans consisted of the following:

Lender	June 30, 2021	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a^	1,548,502	2022/2/27	5.66%
Agricultural Bank of China-b#	309,700	2022/9/1	5.66%
Total short-term loans	1,858,202
Less: short-term loans, held for discontinued operations	1,858,202
Short-term loans, held for continuing operations	$-

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

^	Upon the original maturity date of February 27, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to February 27, 2022 with the same interest rate of 5.66% per annum.

#	Upon the original maturity date of September 1, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to September 1, 2022 with the same interest rate of 5.66% per annum.

Interest expenses from continuing operations were both US$ nil for the three months ended September 30, 2021 and 2020, respectively. The Company recorded interest expenses from discontinued operations of US$ nil and US$29,622 for the three months ended September 30, 2021 and 2020, respectively. The annual weighted average interest rates from discontinued operations were nil and 5.31% for the three months ended September 30, 2021 and 2020, respectively.

NOTE 13 - ACQUISITION

Acquisition of Tianjin Taijite

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

The fair value of distribution rights and its estimated useful lives from continuing operations are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,140,551	(a)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

During the three months ended September 30, 2021, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation, and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil in the three months ended September 30, 2021.

Acquisition of Guangyuan

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

The management determined that July 5, 2021 was the acquisition date of Guangyuan. The acquisition provides a unique opportunity for the Company to enter the market of planting fast-growing bamboo willows and scenic greening trees.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Due from related party	108,296
Inventory	19,439,711
Other current assets	224,522
Right of use assets	1,164,976
Long-term investments and other non-current assets	166,107
Other payables and other current assets	(4,534,328)
Operating lease liabilities	(1,047,486)
Total purchase price for acquisition, net of US$ 112,070 of cash	$15,521,798

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil in the three months ended September 30, 2021.

The Company has included the operating results of Guangyuan in its unaudited condensed consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$ 319,905 in net loss of Tianjin Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2021.

NOTE 14 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of September 30, 2021 and June 30, 2021, the outstanding amounts due from related parties consisted of the following:

	September 30, 2021	June 30, 2021

Yang Bin	$46,454	$46,454
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	23,227	23,228
Lin Baolin	108,393	-
Wang Qiwei	62,714	62,716
Total due from related parties	240,788	132,398
Less: due from related parties, held for discontinued operations	-	-
Due from related parties, held for continuing operations	$240,788	$132,398

a.	This company is wholly owned by one of the Company’s senior managements.

Due to Related Parties

As of September 30, 2021 and June 30, 2021, the Company had related party payables of US$4,355,733 and US$1,159,407, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	September 30, 2021	June 30, 2021

Wu Yang	$99,179	$99,183
Wang Sai	91,433	91,433
Zhou Guocong	533,656	551,314
Li Baolin	232,270	232,275
Zhao Min	217,093	185,202
Zhou Shunfang	3,182,102	-
Total due to related parties	4,355,733	1,159,407
Less: due to related parties, held for discontinued operations	-	-
Due to related parties, held for continuing operations	$4,355,733	$1,159,407

Sales to Related Parties

For the three months ended September 30, 2021 and 2020, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 10), of US$ nil and US$759,366, respectively. As of September 30, 2021 and June 30, 2021, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$ nil and US$551,237, respectively.

NOTE 15 - CONVERTIBLE NOTES PAYABLE

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

On July 16, 2021, the Company entered into a Securities Purchase Agreement (the “July Agreement”) pursuant to which the Company issued two unsecured convertible promissory notes with a one-year maturity term (the “Notes”) to the same Investor. The first convertible promissory note (“Note #1”) has an original principal amount of US$3,170,000.00 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note (“Note #2”) has an original principal amount of US$4,200,000.00 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000.

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000.00 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000.

For the above-mentioned convertible promissory notes issued, interest accrues on the outstanding balance of these notes at 6% per annum. The Investor may redeem all or any part of the outstanding balance of the note, at any time after six months from the issue date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock at a price equal to 80% multiplied by the lowest daily volume weighted average price (“VWAP”) during the fifteen trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the note. Following the receipt of a redemption notice, the Company may either ratify Investor’s proposed allocation in the applicable redemption notice or elect to change the allocation by written notice to Investor within twenty-four (24) hours of its receipt of such redemption notice, so long as the sum of the cash payments and the amount of redemption conversions equal the applicable redemption amount. As the date of this report, the Company received principal in full from the Investor. The Company anticipates using the proceeds for general working capital purposes.

As of September 30, 2021, the Company received principal in full from the Investor. For the three months ended September 30, 2021, a total of $458,978 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive income (loss). As of September 30, 2021, shares of the Company’s common stock totaling 974,749 were issued by the Company to the Investor equaling principal and interests amounted to $3,850,000, and the Notes balance was $16,352,339, with a carrying value of $17,381,584, net of deferred financing costs of $1,029,245 was recorded in the accompanying unaudited condensed consolidated balance sheets.

NOTE 16 - TAXES

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

i) The components of the income tax expenses were as follows:

	For the three months ended September 30,
	2021	2020
Current income tax provision	$-	$105,297
Deferred income tax provision	-	-
Total income tax expenses	-	105,297
Less: income tax expenses, held for discontinued operations	-	105,297
Income tax expenses, held for continuing operations	$-	$-

	September 30, 2021	June 30, 2021
Deferred tax assets:
Allowance for doubtful accounts	$1,115,581	$951,136
Inventory reserve	339,892	306,308
Net operating loss carry-forwards	552,567	552,579
Total	2,008,040	1,810,023
Valuation allowance	(2,008,040)	(1,810,023)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(285,692)	(285,699)
Total deferred tax liability	(285,692)	(285,699)
Deferred tax liability, net	(285,692)	(285,699)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(285,692)	$(285,699)

Movement of the valuation allowance:

	September 30, 2021	June 30, 2021

Beginning balance	$1,810,023	$1,185,655
Current year/period addition	198,057	512,028
Exchange difference	(40)	112,340
Ending balance	2,008,040	1,810,023
Less: valuation allowance, held for discontinued operations	-	(1,362,329)
Valuation allowance, held for continuing operations	$2,008,040	$447,693

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2021 and 2020.

(c) Taxes Payable

Taxes payable consisted of the following:

	September 30, 2021	June 30, 2021

Income tax payable	$1,664,149	$3,376,499
Value added tax payable	33,395	73,390
Business tax and other taxes payable	6,438	8,573
Total tax payable	1,703,982	3,458,462
Less: tax payable, held for discontinued operations	-	(1,743,673)
Tax payable, held for continuing operations	$1,703,982	$1,714,789

Income tax payable - current portion	$1,197,541	$2,952,021
Less: income tax payable - current portion, held for discontinued operations	-	(1,743,673)
Income tax payable - current portion, held for continuing operations	$1,197,541	$1,208,348

Income tax payable - noncurrent portion	$506,441	$506,441
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$506,441	$506,441

NOTE 17 - STOCKHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of September 30, 2021 and June 30, 2021, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$4,845,001 and US$6,160,203 was outstanding as of September 30, 2021.

NOTE 18 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$18,226,128 and US$16,333,102 as of September 30, 2021 and June 30, 2021, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$12,676,416 as of September 30, 2021 and June 30, 2021, respectively.

During the three months ended September 30, 2021 and 2020, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2021, four customers accounted for approximately 23%, 23%, 19% and 11% of the Company’s total sales from the continuing operations, respectively. At September 30, 2021, four customers accounted for approximately 70% of the Company’s accounts receivable from the continuing operations.

For the three months ended September 30, 2020, three customers accounted for approximately 29%, 24% and 22% of the Company’s total sales from the continuing operations, respectively. For the three months ended September 30, 2020, six customers accounted for approximately 24%, 20%, 19%, 13%, 12% and 12% of the Company’s total sales from the discontinued operations, respectively.

For the three months ended September 30, 2021, one vendor accounted for approximately 94% of the Company’s total purchases from the continuing operations, respectively.

For the three months ended September 30, 2020, one vendor accounted for approximately 98% of the Company’s total purchases from the continuing operations, respectively. For the three months ended September 30, 2020, six vendors accounted for approximately 26%, 20%, 16%, 14%, 13% and 11% of the Company’s total purchases from the discontinued operations, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Bonwick Capital Partners, LLC (the “Plaintiff”) commenced a lawsuit (Case No. 1:17-cv-03681-PGG) against the Company in the United States District Court for the Southern District of New York. Plaintiff alleged that the Company entered into an agreement with the Plaintiff, pursuant to which the Plaintiff was to provide the Company with financial advisory services in connection with the Company’s initial public offering in the United States. The Plaintiff alleged that the Company breached the Agreement and seek money damages up to US$6 million. In March 2021, the Company entered into a Settlement Agreement and Release with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$47,500 as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims.

NOTE 20 - SEGMENT REPORTING

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

The other operating companies of this segment, Guangyuan, is engaged in the business of landscaping, afforestation, road greening, scenic greening, garden engineering, landscaping construction, and green afforestation, especially in planting fast-growing bamboo willows and scenic greening trees. The operations of this segment are located in the North regions of Mainland China, mostly carried out in Shanxi Province, where Guangyuan has developed over 350 acres of farmland for cultivating bamboo willows and other plants.

The following table presents summarized information by segment for the three months ended September 30, 2021:

	For the three months ended September 30, 2021
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$13,508	$616,250	$629,758	$-	$629,758
Cost of revenue and related business and sales tax	141,838	1,217,465	1,359,303	-	1,359,303
Gross loss	(128,330)	(601,215)	(729,545)	-	(729,545)
Gross loss %	(950.0)%	(97.6)%	(115.8)%	-	(115.8)%

The following table presents summarized information by segment for the three months ended September 30, 2020:

	For the three months ended September 30, 2020
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$24,615	$983,362	$1,007,977	$3,135,406	$4,143,383
Cost of revenue and related business and sales tax	28,462	713,877	742,339	2,492,463	3,234,802
Gross profit (loss)	(3,847)	269,485	265,638	642,943	908,581
Gross profit (loss) %	(15.6)%	27.4%	26.4%	20.5%	21.9%

Total assets as of September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021	June 30, 2021

Luobuma products	$5,343,652	$3,849,675
Other agricultural products	62,917,505	32,766,151
Herbal products	-	24,702,773
Total assets	68,261,157	61,318,599
Less: total assets held for discontinued operations	-	(24,702,773)
Total assets, held for continuing operations	$68,261,157	$36,615,826

NOTE 21 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the three months ended September 30, 2021 and 2020.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of September 30, 2021 and June 30, 2021 consist of the following:

	September, 2021	June 30, 2021
Assets of discontinued operation:
Current assets:
Cash	$-	$12,681,483
Accounts receivables	-	3,473,057
Inventories, net	-	281,245
Advances to suppliers, net	-	700,348
Other current assets	-	2,523,609
Total current assets of discontinued operation	-	19,659,742

Property and equipment, net	-	3,683,525
Land use right, net of accumulated amortization	-	1,274,262
Investments	-	-
Long-term deposit and other noncurrent assets	-	85,244
Total assets of discontinued operation	$-	$24,702,773

Liabilities of discontinued operation:
Current liabilities:
Short-term loans	$-	$1,858,202
Accounts payable	-	46,948
Other payables and accrued expenses	-	1,218,111
Taxes payable	-	1,743,673
Total liabilities of discontinued operation	$-	$4,866,934

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the three months ended September 30,
	2021	2020

REVENUE	$-	$3,135,406

COST OF REVENUE
Cost of product and services	-	2,481,321
Business and sales related tax	-	11,142
Total cost of revenue	-	2,492,463

GROSS PROFIT	-	642,943

OPERATING EXPENSES
General and administrative expenses	-	397,422
Selling expenses	-	20,989
Total operating expenses	-	418,411

INCOME FROM OPERATIONS	-	224,532

OTHER INCOME (EXPENSE)
Income from equity method investments	-	15,287
Interest expense, net	-	(24,197)
Total other loss	-	(8,910)

INCOME BEFORE PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	215,622

PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	105,297

NET INCOME FROM DISCONTINUED OPERATIONS	-	110,325

Net income attributable to non-controlling interest	-	10,764

NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	-	99,561

NOTE 22 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 15, 2021, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 30, 2021 (the “Annal Report”). Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entities (the “VIEs”). We do not have any equity ownership of our VIEs, instead we control and receive the economic benefits of our VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of September 30, 2021 and June 30, 2021. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the three months ended September 30, 2021 and 2020.

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We currently cultivate and sell yew mainly to group and corporate customers, but do not currently process yew into Chinese or Western medicines. This segment is conducted through our VIEs: Shineco Zhisheng (Beijing) Bio-Technology Co. (“Zhisheng Bio-Tech”), Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd (“Zhisheng Trade”), and Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”) (collectively, the “Zhisheng VIEs”). Meanwhile, we entered the market of planting fast-growing bamboo willows and scenic greening trees through we newly acquired VIE, Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”). The operations of this segment are located in the North regions of Mainland China, mostly carried out in Shanxi Province.

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

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note has an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company anticipates using the proceeds for general working capital purposes. The Company received principal in full from the Investor.

On July 16, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued two unsecured convertible promissory notes with a one-year maturity term to the same Investor. The first convertible promissory note has an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company received principal in full from the Investor.

On August 19, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to the same Investor. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company received principal in full from the Investor. The Company anticipates using the proceeds for general working capital purposes.

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

As of the date of this report, the spread of COVID-19 in China appears to have slowed down and most provinces and cities have resumed business activities under the guidance and support of the local government. Although we resumed our operations in early April 2020 and the COVID-19 impact on our operating results and financial performance for the three months ended September 30, 2021 and 2020 seems to be temporary, a COVID-19 resurgence could negatively affect the execution of our sales contract and fulfillment of customer orders and the collection of the payments from customers on a timely manner. We will continue to monitor and modify the operating strategies in response to the COVID-19. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our consolidated financial statements are released.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2021 and June 30, 2021, the allowance for doubtful accounts from the continuing operations was US$6,922,563 and US$5,959,887, respectively. As of September 30, 2021 and June 30, 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2021 and June 30, 2021, the inventory reserve from the continuing operations was US$1,363,496 and US$1,229,158, respectively. As of September 30, 2021 and June 30, 2021, the inventory reserve from the discontinued operations were both US$ nil.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Overview

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Variance
	2021	2020	Amount	%
Revenue	$629,758	$1,007,977	$(378,219)	(37.52)%
Cost of revenue	1,359,303	742,339	616,964	83.11%
Gross profit (loss)	(729,545)	265,638	(995,183)	(374.64)%
General and administrative expenses	8,573,656	1,423,310	7,150,346	502.37%
Selling expenses	8,342	12,646	(4,304)	(34.03)%
Impairment loss of distribution rights	1,140,551	-	1,140,551	100.00%
Loss from operations	(10,452,094)	(1,170,318)	(9,281,776)	793.10%
Loss from equity method investment	(27,920)	-	(27,920)	100.00%
Other income	970	2,788	(1,818)	(65.21)%
Amortization of debt issuance costs	(458,978)	-	(458,978)	100.00%
Interest income (expenses), net	(170,199)	4,225	(174,424)	(4,128.38)%
Loss before income tax provision from continuing operations	(11,108,221)	(1,163,305)	(9,944,916)	854.88%
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(11,108,221)	(1,163,305)	(9,944,916)	854.88%
Net income (loss) from discontinued operations	(3,135,237)	110,325	(3,245,562)	(2,941.82)%
Net loss	$(14,243,458)	$(1,052,980)	$(13,190,478)	1,252.68%
Comprehensive income (loss) attributable to Shineco Inc.	$(14,258,967)	$1,563,509	$(15,822,476)	(1,011.98)%

Revenue

Currently, we, through our PRC subsidiaries and VIEs, have two revenue streams derived from our two major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through the Zhisheng VIEs and Guangyuan. For the business segment, that processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via our VIE, Ankang Longevity Group and its subsidiaries, which was disposed and we have reclassified it as discontinued operations.

The following table sets forth the breakdown of our revenue for each of the two segments from the continuing operations, for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$13,508	2.14%	$24,615	2.44%	$(11,107)	(45.12)%
Other agricultural products	616,250	97.86%	983,362	97.56%	(367,112)	(37.33)%
Total Amount	$629,758	100.00%	$1,007,977	100.00%	$(378,219)	(37.52)%

For the three months ended September 30, 2021 and 2020, revenue from sales of Luobuma products was US$ 13,508 and US$ 24,615, respectively, which represented a decrease of US$ 11,107, or 45.12%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products and mainly focused on clearing off our remaining old stocks. Meanwhile, we reduced our resources and investments in our E-commerce distribution channel, which also resulted in a decrease in our online sales volume. As a result, our overall sales decreased during the three months ended September 30, 2021 as compared to the same period in 2020.

For the three months ended September 30, 2021 and 2020, revenue from sales of other agricultural products was US$ 616,250 and US$ 983,362, respectively, representing a decrease of US$ 367,112, or 37.33%. The decrease was mainly due to the decline of sales volume of yew trees during the three months ended September 30, 2021 as compared to the same period in 2020. As our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$141,838	10.44%	$28,462	3.84%	$113,376	398.34%
Other agricultural products	1,216,210	89.47%	712,828	96.02%	503,382	70.62%
Business and sales related tax	1,255	0.09%	1,049	0.14%	206	19.64%
Total Amount	$1,359,303	100.00%	$742,339	100.00%	$616,964	83.11%

For the three months ended September 30, 2021 and 2020, cost of revenue from sales of our Luobuma products was US$ 141,838 and US$ 28,462, respectively, representing an increase of US$ 113,376, or 398.34%. The increase was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 120,273 on our remaining old stocks during the three months ended September 30, 2021.

For the three months ended September 30, 2021 and 2020, cost of revenue from sales of other agricultural products was US$ 1,216,210 and US$ 712,828, respectively, representing an increase of US$ 503,382, or 70.62%. The increase was mainly due to stock written off during the three months ended September 30, 2021. Due to flood disaster caused by severe typhoon weather in autumn, which resulted in the damage and death of a large number of yew trees, we wrote off our inventory amounted to US$ 492,987 during the three months ended September 30, 2021.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our two segments from the continuing operations, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$(128,330)	17.59%	$(3,847)	(1.45)%	$(124,483)	3235.85%
Other agricultural products	(601,215)	82.41%	269,485	101.45%	(870,700)	(323.10)%
Total Amount	$(729,545)	100.00%	$265,638	100.00%	$(995,183)	(374.64)%

Gross loss from Luobuma product sales increased by US$ 124,483, or 3235.85%, for the three months ended September 30, 2021 as compared to the same period in 2020. During the three months ended September 30, 2021, our gross loss was US$ 128,330, mainly due to the allowance we accrued for our slow-moving inventories amounting to US$ 120,273. The gross loss was also due to the reduced selling prices of our Luobuma products and we sold some of our products below their original costs, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the three months ended September 30, 2021.

Gross profit from sales of other agricultural products decreased by US$ 870,700, or 323.10%, for the three months ended September 30, 2021 as compared to the same period in 2020. During the three months ended September 30, 2021, our gross loss was US$ 601,215, mainly due to less yew trees sold as well as a stock written off during the three months ended September 30, 2021 as mentioned above. The decrease was also due to reduced selling prices of our products, as we gave more price discounts in order to get more customer orders during the three months ended September 30, 2021.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$8,573,656	88.18%	$1,423,310	99.12%	$7,150,346	502.37%
Selling expenses	8,342	0.09%	12,646	0.88%	(4,304)	(34.03)%
Impairment loss of distribution rights	1,140,551	11.73%	-	-	1,140,551	100.00%
Total Amount	$9,722,549	100.00%	$1,435,956	100.00%	$8,286,593	577.08%

General and Administrative Expenses

For the three months ended September 30, 2021, our general and administrative expenses were US$ 8,573,656, representing an increase of US$ 7,150,346, or 502.37%, as compared to the same period in 2020. The increase was mainly due to an increase in bad debt expenses of US$ 6,582,903 during the three months ended September 30, 2021. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables and utilization of our advances to customers, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue accounts receivable and utilize our advances to our customers. Meanwhile, the increase was also due to the increased general and administrative expenses from our newly acquired VIE, Guangyuan during the three months ended September 30, 2021.

Impairment Loss of Distribution Rights

For the three months ended September 30, 2021, our impairment loss of distribution right were US$ 1,140,551. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the three months ended September 30, 2021, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Loss from Equity Method Investments

Our newly acquired VIE, Guangyuan has a 20% equity interest in Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”). We recorded a loss of US$ 4,186 for the three months ended September 30, 2021 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.74 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$ 23,734 for the three months ended September 30, 2021 from this investment.

Amortization of Debt Issuance Costs

For the three months ended September 30, 2021, our amortization of debt issuance costs expenses were US$ 458,978, representing an increase of 100.00%, as compared to the same period in 2020. The increase in was attributable to the amortization of debt issuance costs during the three months ended September 30, 2021 on the convertible notes issued by the Company.

Interest Income (Expenses), Net

For the three months ended September 30, 2021, our net interest expenses was US$ 170,199, representing an increase of US$ 174,424, or 4,128.38%, as compared to net interest income of US$ 4,225 in the same period in 2020. The increase in interest expense was attributable to the interest expense incurred for the convertible notes issued by the Company.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$ 11,108,221 for three months ended September 30, 2021, an increase of US$ 9,944,916, or 854.88%, from net loss from continuing operations of US$ 1,163,305 for three months ended September 30, 2020. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang. We had a total net loss from discontinued operations of US$ 3,135,237 for the three months ended September 30, 2021 as compared to a total net income from discontinued operations of US$ 110,325 for the same period in 2020.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive income (loss) is as follows:

	Three Months Ended September 30,
	2021	2020
Revenues	$-	$3,135,406
Cost of revenues	-	2,492,463
Gross profit	-	642,943
Operating expenses	-	418,411
Other expenses, net	-	(8,910)
Income before income tax	-	215,622
Provision for income tax expense	-	105,297
Net income from discontinued operations	-	110,325
Loss from disposal	(3,135,237)	-
Total net income (loss) from discontinued operations	$(3,135,237)	$110,325

Net Loss

Our net loss was US$ 14,243,458 for the three months ended September 30, 2021, an increase of US$ 13,190,478 or 1,252.68%, from a net loss of US$ 1,052,980 for the three months ended September 30, 2020. The increase in net loss was primarily a result of the decrease in gross profit, the increase in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Comprehensive Income (Loss)

The comprehensive loss was US$ 14,242,888 for the three months ended September 30, 2021, an increase of US$ 15,857,839 from a comprehensive income of US$ 1,614,951 for the three months ended September 30, 2020. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 14,258,967 for the three months ended September 30, 2021, compared to a comprehensive income attributable to us in the amount of US$ 1,563,509 for the three months ended September 30, 2020. The significant increase of comprehensive loss was due to the increase in net loss as mentioned above, as well as a decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2021 and June 30, 2021, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

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

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$ 4,845,001 and US$ 6,160,203 was outstanding as of September 30, 2021.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$ 3,170,000 and Investor gave consideration of US$ 3.0 million, reflecting original issue discount of US$ 150,000 and Investor’s legal fee of US$ 20,000. We received principal in full from the Investor. On July 16, 2021, we entered into a securities purchase agreement pursuant to which we issued two unsecured convertible promissory notes with a one-year maturity term to the same investor. The first convertible promissory note has an original principal amount of US$3,170,000.00 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has an original principal amount of US$4,200,000.00 and the Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000.00 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. As of September 30, 2019, a total of 974,749 shares of our common stock were issued by us to the Investor equaling principal and interests amounted to $3,850,000, and the convertible note balance was $16,352,339, with a carrying value of $17,381,584, net of deferred financing costs of $1,029,245.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021

Current Assets	$59,523,586	$49,278,577
Current Liabilities	29,008,848	14,795,390
Working Capital	$30,514,738	$34,483,187

The working capital decreased by US$ 3,968,449, or 11.5%, as of September 30, 2021 from June 30, 2021, primarily as a result of a decrease in current assets held for discontinued operations and advances to suppliers, and an increase in other payables and accrued expenses, and convertible note payable as of September 30, 2021.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of September 30, 2021 and June 30, 2021, we had no material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(5,264,781)	$(9,100,028)
Net cash used in investing activities	(25,954,544)	(1,228,630)
Net cash provided by (used in) financing activities	20,436,888	(11,429)
Effect of exchange rate changes on cash	(11,884)	1,098,821
Net decrease in cash	(10,794,321)	(9,241,266)
Cash, beginning of the period	29,024,394	32,371,372
Cash, end of the period	$18,230,073	$23,130,106
Less: cash of discontinued operations - ended of the period	-	7,629,477
Cash of continuing operations - ended of the period	18,230,073	15,500,629

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2021 was approximately US$ 5.3 million, consisting of net loss from continuing operations of US$ 11.1 million, bad debt expenses of US$ 7.4 million, impairment loss on distribution rights of US$ 1.1 million, and net changes in our operating assets and liabilities, which mainly included an increase in other current assets of US$ 3.2 million, partially offset by the decreased in advances to suppliers and increased in other payable. Net cash used in operating activities during the three months ended September 30, 2020 was approximately US$ 9.1 million, consisting of net loss from continuing operations of US$ 1.2 million, bad debt expenses of US$ 0.8 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$ 4.7 million and inventories of US$ 2.0 million, and net cash provided by operating activities from discontinued operations of US$ 1.8 million.

Investing Activities

For the three months ended September 30, 2021, net cash used in investing activities was US$ 26.0 million, primarily due to the disposal of Ankang of US$ 12.7 million, payment for other current assets of US$ 12.7 million and investment in unconsolidated entity of US$ 0.5 million. For the three months ended September 30, 2020, net cash used in investing activities was US$ 1.2 million due to the net cash used in investing activities from discontinued operations.

Financing Activities

For the three months ended September 30, 2021, net cash provided financing activities amounted to approximately US$ 20.4 million, primarily due to the proceeds from issuance of common stock of US$ 2.4 million, proceeds from issuance of convertible note of US$ 17.0 million. For the three months ended September 30, 2020, net cash used in financing activities amounted to approximately US$ 11,429 due to repayment of advances from related parties.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2021. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: November 15, 2021	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

