Form 10-K/A
period 2021-06-30
SHINECO, INC.
filed 2022-02-10
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

Shineco, Inc. (the “Company”) is filing this Amendment No.1 to its Annual Report on form 10-K for the fiscal year ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2021 (the “Original Filing”) to clarify and correct certain statements and typographical errors about the Company’s sale of its securities in April 2021. Only those Items that contain a revision are being included in this 10-K/A (other than with respect to the Exhibit Index).

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1, and 31.2.

Except as described in this Explanatory Note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the above-referenced changes to the Original Filing:

●	Cover page to clarify the number shares that were outstanding as of September 27, 2021.

●	Part II Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities, Recent sale of Unregistered Securities

●	Part II Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

●	Part II Item 8. Financial Statements and Supplementary Date, Note 14 Stockholders’ Equity of the Notes to the Financial Statements

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K/A

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

On April 14, 2021, the Company entered into certain stock purchase agreements (the “SPAs”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 3,872,194 shares of common stock of the Company (the “Shares”) in an aggregate amount of $11,005,204 (the “Offering”). The closing for the sale of the Shares in the Offering was subject to certain closing conditions. As of June 30, 2021, the Company had received gross proceeds of $2,470,001 from the sale of the Shares in the Offering and had not yet received the remaining balance of $8,535,203 in connection with the Offering.

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

On April 14, 2021, the Company entered into certain stock purchase agreements (the “SPAs”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 3,872,194 shares of common stock of the Company (the “Shares”) in an aggregate amount of $11,005,204 (the “Offering”). The closing for the sale of the Shares in the Offering was subject to certain closing conditions. As of June 30, 2021, the Company had received gross proceeds of $2,470,001 from the sale of the Shares in the Offering and had not yet received the remaining balance of $8,535,203 in connection with the Offering.

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

On April 14, 2021, the Company entered into certain stock purchase agreements (the “SPAs”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 3,872,194 shares of common stock of the Company (the “Shares”) in an aggregate amount of $11,005,204 (the “Offering”). The closing for the sale of the Shares in the Offering was subject to certain closing conditions. As of June 30, 2021, the Company had received gross proceeds of $2,470,001 from the sale of the Shares in the Offering and had not yet received the remaining balance of $8,535,203 in connection with the Offering.

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

On April 14, 2021, the Company entered into certain stock purchase agreements (the “SPAs”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 3,872,194 shares of common stock of the Company (the “Shares”) in an aggregate amount of $11,005,204 (the “Offering”). The closing for the sale of the Shares in the Offering was subject to certain closing conditions. As of June 30, 2021, the Company had received gross proceeds of $2,470,001  from the sale of the Shares in the Offering and had not yet received the remaining balance of $8,535,203 in connection with the Offering.

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

19

10.25†

Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.26†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.27†	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.28†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.29†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.30†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (1)

10.31†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.32†	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (1)

10.33†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.34†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.35†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.36†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (1)

10.37†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.38†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.39†	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.40†	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (1)

10.41†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.42†	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (1)

10.43†	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.44†	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.45†	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.46†	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.47†	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (1)

10.48†	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.49†	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (1)

10.50†	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.51†	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.52†	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.53†	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (1)

10.54†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.55†	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (1)

10.56†	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (1)

10.57†	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (1)

10.58†	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (1)

10.59†	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (1)

10.60†	Form of Independent Director Engagement Letter (2)

10.61†	2016 Share Incentive Plan (included in Exhibit 4.2) (2)

10.62†	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63†	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64†	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65†	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66†	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

10.67†	Form of Securities Purchase Agreement dated December 10, 2020 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 15, 2020)

10.68†	Form of Stock Purchase Agreement by and between the Company and the Purchasers dated April 14, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 1, 2021)

10.69†	Employment Agreement dated May 6, 2021 by and between Shineco, Inc. and Ou Yang (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 7, 2021)

10.70†	English translation of the Restructuring Agreement, dated June 8, 2021, by and among the Company, Tenet-Jove, Ankang Longevity, the Ankang Shareholders, Guangyuan, and the Guangyuan Shareholders

10.71†	Exclusive Business Cooperation Agreement, dated June 8, 2021, by and between Tenet-Jove and Guangyuan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.72†	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.73†	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.74†	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.75†	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.76†	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Baolin Li) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.77†	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Yufeng Zhang) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.78†	English translation of the Termination Agreement, dated June 8, 2021, by and among Tenet-Jove, Ankang Longevity, and the Ankang Shareholders (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.79†	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.80†	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Mike Zhao (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.81†	Employment Agreement dated July 15, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 16, 2021)

10.82†	Convertible Promissory Note dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.83†	Convertible Promissory Note #1 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.84†	Convertible Promissory Note #2 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.85†	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.86†	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.87†	Convertible Promissory Note dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.88†	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.89†	Offer Letter dated September 2, 2021, by and between the Company and Mr. Hu Li (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2021)

14.1†	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company.(Incorporated by reference to the Annual report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 30, 2021)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1*	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

†	Previously filed.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803).

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: February 10, 2022	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer

Date: February 10, 2022	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jennifer Zhan	Chief Executive Officer	February 10, 2022
Jennifer Zhan	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	February 10, 2022
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Yuying Zhang	Director	February 10, 2022
Yuying Zhang

/s/ Jin Liu	Director	February 10, 2022
Jin Liu

/s/ Yanzeng An	Director	February 10, 2022
Yanzeng An

/s/ Hu Li	Director	February 10, 2022
Hu Li

/s/ Mike Zhao	Director	February 10, 2022
Mike Zhao

