Form 10-Q
period 2021-12-31
SHINECO, INC.
filed 2022-02-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Beijing, People’s Republic of China 100020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

As of February 10, 2022, there were 9,616,632 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$16,620,895	$16,342,911
Accounts receivable, net	2,425,239	2,686,671
Due from related parties	7,031,383	132,398
Inventories, net	21,013,542	1,323,391
Advances to suppliers, net	814,445	7,790,126
Other current assets	18,736,089	1,343,338
Current assets held for discontinued operations	-	19,659,742
TOTAL CURRENT ASSETS	66,641,593	49,278,577

Property and equipment, net	2,384,059	2,253,944
Investments	659,165	-
Distribution rights	-	1,142,794
Long-term deposit and other noncurrent assets	12,383	14,550
Right of use assets	5,055,410	3,585,703
Non-current assets held for discontinued operations	-	5,043,031
TOTAL ASSETS	$74,752,610	$61,318,599

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,629	$76,584
Advances from customers	7,029	7,468
Due to related parties	4,099,934	1,159,407
Other payables and accrued expenses	9,211,551	4,109,208
Operating lease liabilities - current	1,105,641	434,411
Convertible note payable	14,840,874	2,933,030
Taxes payable	1,110,319	1,208,348
Current liabilities held for discontinued operations	-	4,866,934
TOTAL CURRENT LIABILITIES	30,376,977	14,795,390

Income tax payable - noncurrent portion	506,441	506,441
Operating lease liabilities - non-current	1,744,720	352,863
Deferred tax liability	290,030	285,699
TOTAL LIABILITIES	32,918,168	15,940,393

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 9,431,707 and 7,881,482 shares issued and outstanding at December 31, 2021 and June 30, 2021	9,432	7,881
Additional paid-in capital	49,435,507	41,105,806
Subscription receivable	(3,024,000)	(8,535,203)
Statutory reserve	4,198,107	4,198,107
Retained earnings (accumulated deficit)	(8,454,972)	8,661,071
Accumulated other comprehensive gain (loss)	67,175	(731,805)
Total Stockholders’ equity of Shineco, Inc.	42,231,249	44,705,857
Non-controlling interest	(396,807)	672,349
TOTAL EQUITY	41,834,442	45,378,206

TOTAL LIABILITIES AND EQUITY	$74,752,610	$61,318,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2021	2020	2021	2020

REVENUE	$1,362,332	$1,797,639	$732,574	$789,662

COST OF REVENUE
Cost of product and services	1,748,730	1,870,248	883,669	1,128,958
Stock written off due to natural disaster	901,581	2,629,687	408,594	2,629,687
Business and sales related tax	3,257	3,013	2,002	1,964
Total cost of revenue	2,653,568	4,502,948	1,294,265	3,760,609

GROSS LOSS	(1,291,236)	(2,705,309)	(561,691)	(2,970,947)

OPERATING EXPENSES
General and administrative expenses	10,506,466	4,636,520	1,932,810	3,213,210
Selling expenses	18,332	22,936	9,990	10,290
Impairment loss of distribution rights	1,140,551	-	-	-
Total operating expenses	11,665,349	4,659,456	1,942,800	3,223,500

LOSS FROM OPERATIONS	(12,956,585)	(7,364,765)	(2,504,491)	(6,194,447)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	(149,790)	-	(149,790)	-
Loss from equity method investments	(106,988)	-	(79,068)	-
Other income, net	1,443	85,916	473	83,128
Amortization of debt issuance costs	(854,318)	-	(395,340)	-
Interest income, net	67,139	11,687	237,338	7,462
Total other income (loss)	(1,042,514)	97,603	(386,387)	90,590

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(13,999,099)	(7,267,162)	(2,890,878)	(6,103,857)

PROVISION (BENEFIT) FOR INCOME TAXES	(6,478)	4,530	(6,478)	4,530

NET LOSS FROM CONTINUING OPERATIONS	(13,992,621)	(7,271,692)	(2,884,400)	(6,108,387)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	-	(7,264,815)	-	(7,375,140)
Loss on disposal of discontinued operations	(3,135,237)	-	-	-
Net loss from discontinued operations	(3,135,237)	(7,264,815)	-	(7,375,140)

NET LOSS	(17,127,858)	(14,536,507)	(2,884,400)	(13,483,527)

Net loss attributable to non-controlling interest	(11,815)	(460,084)	(6,689)	(464,614)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(17,116,043)	$(14,076,423)	$(2,877,711)	$(13,018,913)

COMPREHENSIVE LOSS
Net loss	$(17,127,858)	$(14,536,507)	$(2,884,400)	$(13,483,527)
Other comprehensive income: foreign currency translation income	814,306	5,076,494	813,736	2,408,563
Total comprehensive loss	(16,313,552)	(9,460,013)	(2,070,664)	(11,074,964)
Less: comprehensive income (loss) attributable to non-controlling interest	3,511	(379,352)	(12,568)	(430,794)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(16,317,063)	$(9,080,661)	$(2,058,096)	$(10,644,170)

Weighted average number of shares basic and diluted	8,720,539	3,112,268	9,126,082	3,184,593

Basic and diluted loss per common share	$(1.96)	$(4.52)	$(0.32)	$(4.09)

Loss per common share
Continuing operations - Basic and Diluted	(1.60)	(2.33)	(0.32)	(1.92)
Discontinued operations - Basic and Diluted	(0.36)	(2.19)	-	(2.17)
Net loss per common share - basic and diluted	(1.96)	(4.52)	(0.32)	(4.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

						RETAINED	ACCUMULATED
				ADDITIONAL		EARNINGS	OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	(ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Stock issuance	604,900	605	-	1,642,482	-	-	-	-	1,643,087
Net loss for the period	-	-	-	-	-	(14,076,423)	-	(460,084)	(14,536,507)
Foreign currency translation gain	-	-	-	-	-	-	4,995,762	80,732	5,076,494
Balance at December 31, 2020	3,644,843	$3,645	$-	$28,944,533	$4,198,107	$26,030,095	$(1,288,073)	$807,168	$58,695,475

Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	291,775	292	5,511,203	1,969,708	-	-	-	-	7,481,203
Issuance of common shares for convertible notes redemption	1,258,450	1,259	-	5,998,741	-	-	-	-	6,000,000
Beneficial conversion feature associated with convertible notes	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the period	-	-	-	-	-	(17,116,043)	-	(11,815)	(17,127,858)
Foreign currency translation gain	-	-	-	-	-	-	798,980	15,326	814,306
Balance at December 31, 2021	9,431,707	$9,432	$(3,024,000)	$49,435,507	$4,198,107	$(8,454,972)	$67,175	$(396,807)	$41,834,442

*	Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

							ACCUMULATED
				ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at September 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,199,964	$39,047,151	$(3,662,816)	$1,237,962	$68,127,352

Stock issuance	604,900	605	-	1,642,482	-	-	-	-	1,643,087
Net loss for the period	-	-	-	-	(1,857)	(13,017,056)	-	(464,614)	(13,483,527)
Foreign currency translation gain	-	-	-	-	-	-	2,374,743	33,820	2,408,563
Balance at December 31, 2020	3,644,843	$3,645	$-	$28,944,533	$4,198,107	$26,030,095	$(1,288,073)	$807,168	$58,695,475

Balance at September 30, 2021	8,856,231	$8,856	$(6,160,203)	$45,316,083	$4,198,107	$(5,577,261)	$(752,440)	$(384,239)	$36,648,903

Stock issuance	291,775	292	3,136,203	1,969,708	-	-	-	-	5,106,203
Issuance of common shares for convertible notes redemption	283,701	284	-	2,149,716	-	-	-	-	2,150,000
Net loss for the period	-	-	-	-	-	(2,877,711)	-	(6,689)	(2,884,400)
Foreign currency translation gain (loss)	-	-	-	-	-	-	819,615	(5,879)	813,736
Balance at December 31, 2021	9,431,707	$9,432	$(3,024,000)	$49,435,507	$4,198,107	$(8,454,972)	$67,175	$(396,807)	$41,834,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,127,858)	$(14,536,507)
Net loss from discontinued operations, net of tax	(3,135,237)	(7,264,815)
Net loss from continuing operations	(13,992,621)	(7,271,692)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740,533	203,801
Provision for doubtful accounts	5,815,640	3,341,730
Provision for inventory reserve	128,773	90,174
Stock written off due to natural disaster	901,581	2,629,687
Loss from equity method investments	106,988	-
Amortization of right of use assets	522,866	268,872
Impairment loss on distribution rights	1,140,551	-
Impairment loss on an unconsolidated entity	149,790
Amortization of debt issuance costs	854,318	-
Accrued interest expense for convertible notes	414,778	-
Accrued interest income due from third parties	(411,167)	-
Accrued interest income due from related parties	(78,422)	-

Changes in operating assets and liabilities:
Accounts receivable	(46,681)	(1,678,707)
Advances to suppliers	1,577,386	(4,610,908)
Inventories	(948,863)	(3,982,225)
Other current assets	(4,559,032)	(1,436,168)
Accounts payable	(75,278)	(5,828)
Advances from customers	(546)	(38)
Other payables	2,559,798	1,302,679
Operating lease liabilities	(299,428)	(8,103)
Taxes payable	(111,509)	32,828
Net cash used in operating activities from continuing operations	(5,610,545)	(11,123,898)
Net cash used in operating activities from discontinued operations	-	(312,586)
Net cash used in operating activities	(5,610,545)	(11,436,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(308,637)	-
Payment made for loans to third parties	(12,200,000)	-
Repayments of loans from related parties	(6,633,811)	-
Investment in unconsolidated entity	(750,000)	-
Acquisition of a VIE - Guangyuan, net of cash	112,070	-
Disposal of a VIE - Ankang, net of cash	(12,669,913)	-
Net cash used in investing activities from continuing operations	(32,450,291)	-
Net cash provided by investing activities from discontinued operations	-	221,518
Net cash provided (used in) by investing activities	(32,450,291)	221,518

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,481,203	1,643,087
Proceeds from (repayments of) advances from related parties	754,308	(21,208)
Proceeds from issuance of convertible notes	17,000,000	-
Net cash provided by financing activities from continuing operations	25,235,511	1,621,879
Net cash used in financing activities from discontinued operations	-	(664,554)
Net cash provided by financing activities	25,235,511	957,325

EFFECT OF EXCHANGE RATE CHANGE ON CASH	421,826	2,245,261

NET DECREASE IN CASH	(12,403,499)	(8,012,380)

CASH - Beginning of the Period	29,024,394	32,371,372

CASH - End of the period	16,620,895	24,358,992

Less: cash of discontinued operations - Ended of the Period	-	10,441,139

Cash of continuing operations - Ended of the Period	$16,620,895	$13,917,853

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$-	$611,061
Cash paid for interest	$-	$63,267

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Issuance of common shares for convertible notes redemption	$7,970,876	$-
Right-of-use assets obtained in exchange for operating lease obligations	$1,275,378	$-

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	December 31, 2021	June 30, 2021

Current assets	$39,411,842	$44,631,744
Plant and equipment, net	895,268	4,698,184
Other non-current assets	3,920,371	4,894,445
Total assets	44,227,481	54,224,373
Total liabilities	(8,955,153)	(7,377,886)
Net assets	$35,272,328	$46,846,487

	For the six months ended December 31,		For the three months ended December 31,
	2021	2020	2021	2020
Net sales	$1,327,564	$7,133,355	$711,314	$3,014,587
Gross loss	$(1,175,699)	$(1,688,870)	$(574,484)	$(2,601,298)
Income (loss) from operations	$(7,364,854)	$(9,115,036)	$386,809	$(8,820,472)
Net income (loss)	$(7,505,654)	$(12,852,247)	$237,610	$(12,452,170)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for discontinued operations were as follows:

	December 31, 2021	June 30, 2021

Current assets	$-	$19,659,742
Plant and equipment, net	-	3,683,525
Other non-current assets	-	1,359,506
Total assets	-	24,702,773
Total liabilities	-	(4,866,934)
Net assets	$-	$19,835,839

	For the six months ended December 31,		For the three months ended December 31,
	2021	2020	2021	2020
Net sales	$-	$5,408,725	$-	$2,273,319
Gross profit	$-	$958,820	$-	$315,877
Loss from operations	$-	$(3,044,190)	$-	$(3,268,722)
Net loss	$-	$(6,815,095)	$-	$(6,914,656)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for continued operations were as follows:

	December 31, 2021	June 30, 2021

Current assets	$39,411,842	$24,972,002
Plant and equipment, net	895,268	1,014,659
Other non-current assets	3,920,371	3,534,939
Total assets	44,227,481	29,521,600
Total liabilities	(8,955,153)	(2,510,952)
Net assets	$35,272,328	$27,010,648

	For the six months ended December 31,		For the three months ended December 31,
	2021	2020	2021	2020
Net sales	$1,327,564	$1,724,630	$711,314	$741,268
Gross loss	$(1,175,699)	$(2,647,690)	$(574,484)	$(2,917,175)
Income (loss) from operations	$(7,364,854)	$(6,070,846)	$386,809	$(5,551,750)
Net income (loss)	$(7,505,654)	$(6,037,152)	$237,610	$(5,537,514)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2021 and June 30, 2021, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2021 and June 30, 2021, the allowance for doubtful accounts from the continuing operations was US$6,396,666 and US$5,959,887, respectively. As of December 31, 2021 and June 30, 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2021 and June 30, 2021, the inventory reserve from the continuing operations was US$1,330,999 and US$1,229,158, respectively. As of December 31, 2021 and June 30, 2021, the inventory reserve from the discontinued operations were both US$ nil.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2021 and June 30, 2021, the Company had an allowance for uncollectible advances to suppliers from the continuing operations of US$14,748,577 and US$9,111,566, respectively. As of December 31, 2021 and June 30, 2021, the Company had an allowance for uncollectible advances to suppliers from the discontinued operations of US$ nil and US$1,773,698, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments, and long-term prepaid leases. For the six and three months ended December 31, 2021 and 2020, the Company did not recognize any impairment of its long-lived assets from the continuing operations and the discontinued operations.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at December 31, 2021 and June 30, 2021. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at December 31, 2021, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2017 and thereafter. As of December 31, 2021, the tax years ended December 31, 2017 through December 31, 2021 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2021 and June 30, 2021 were translated at 1 RMB to 0.1572 USD and at 1 RMB to 0.1549 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2021 and 2020 were 1 RMB to 0.1555 USD and 1 RMB to 0.1477 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2021 and 2020 were 1 RMB to 0.1564 USD and 1 RMB to 0.1510 USD, respectively.

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2021 and 2020.

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended December 30, 2021 and 2020:

	For the six months ended December 31,		For the three months ended December 31,
	2021	2020	2021	2020
Net loss from continuing operations attributable to Shineco	$(13,980,806)	$(7,261,328)	$(2,877,711)	$(6,104,257)
Net loss from discontinued operations attributable to Shineco	(3,135,237)	(6,815,095)	-	(6,914,656)
Net loss attributable to Shineco	(17,116,043)	(14,076,423)	(2,877,711)	(13,018,913)

Weighted average shares outstanding - basic and diluted*	8,720,539	3,112,268	9,126,082	3,184,593

Net loss from continuing operations per share of common share Basic and diluted	$(1.60)	$(2.33)	$(0.32)	$(1.92)

Net loss from discontinued operations per share of common share Basic and diluted	$(0.36)	$(2.19)	$-	$(2.17)

Net loss per share of common share Basic and diluted	$(1.96)	$(4.52)	$(0.32)	$(4.09)

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	December 31, 2021	June 30, 2021

Accounts receivable	$8,821,905	$15,795,234
Less: allowance for doubtful accounts	(6,396,666)	(9,635,506)
Accounts receivable, net	2,425,239	6,159,728
Less: accounts receivable, net, held for discontinued operations	-	3,473,057
Accounts receivable, net, held for continuing operations	$2,425,239	$2,686,671

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021	June 30, 2021

Beginning balance	$9,635,506	$5,235,436
Charge to expense	345,522	7,556,516
Less: cessation of subsidiaries and disposal of VIE	(3,690,279)	(3,749,735)
Foreign currency translation adjustments	105,917	593,289
Ending balance	$6,396,666	$9,635,506

NOTE 4 – INVENTORIES, NET

The inventories, net consisted of the following:

	December 31, 2021	June 30, 2021

Raw materials	$77,355	$208,253
Work-in-process	21,012,413	1,232,787
Finished goods	1,254,773	1,392,754
Less: inventory reserve	(1,330,999)	(1,229,158)
Total inventories, net	21,013,542	1,604,636
Less: inventories, net, held for discontinued operations	-	281,245
Inventories, net, held for continuing operations	$21,013,542	$1,323,391

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

The Company wrote off inventory amounted to US$ 901,581 and US$ 2,629,687 during the six months ended December 31, 2021 and 2020, respectively. The Company wrote off inventory amounted to US$ 408,594 and US$ 2,629,687 during the three months ended December 31, 2021 and 2020, respectively. It was due to flood disaster caused by severe typhoon weather in autumn, which resulted in the damage and death of a large number of yew trees.

NOTE 5 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	December 31, 2021	June 30, 2021

Advances to suppliers	$15,563,022	$19,375,738
Less: allowance for doubtful accounts	(14,748,577)	(10,885,264)
Advance to supplier, net	814,445	8,490,474
Less: advance to supplier, net, held for discontinued operations	-	700,348
Advance to supplier, net, held for continuing operations	$814,445	$7,790,126

Advances to suppliers consist of mainly payments to suppliers for yew trees that have not been received.

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021	June 30, 2021

Beginning balance	$10,885,264	$3,342,590
Charge to expense	5,438,331	9,420,385
Less: cessation of subsidiaries and disposal of VIE	(1,780,772)	(2,374,394)
Foreign currency translation adjustments	205,754	496,683
Ending balance	$14,748,577	$10,885,264

NOTE 6 – OTHER CURRENT ASSETS

Other current assets include loans to third parties, deposits, advances to employees, prepaid expenses and others. During the six months ended December 31, 2021, the Company entered into three of short-term loan agreements with the Company’s external business partners in an amount of US$12,200,000 for their working capital for one year, with a maturity date of July 25, 2022, September 18, 2022 and September 14, 2022, respectively. The loans bore a fixed annual interest rate of 6.0% and 10.0%. The Company accrued interest income amounted to US$411,167 during the six months ended December 31, 2021.The Company periodically reviewed the loans to the third parties as to whether their carrying values remain realizable. The Company believes that the risk associated with the above loans are relatively low based on the evaluation of the creditworthiness of the third-party debtors and the relationships with them.

Movement of allowance for doubtful accounts is as follows:

	December 31, 2021	June 30, 2021

Beginning balance	$635,502	$452,471
Charge to expense	31,787	158,335
Less: cessation of subsidiaries and disposal of VIE	-	-
Foreign currency translation adjustments	246	24,696
Ending balance	$667,535	$635,502

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2021	June 30, 2021

Buildings	$1,903,762	$8,242,357
Machinery and equipment	28,797	688,979
Motor vehicles	158,644	63,090
Office equipment	185,855	243,543
Leasehold improvement	196,163	-
Farmland leasehold improvements	3,305,713	3,256,339
	5,778,934	12,494,308
Less: accumulated depreciation and amortization	(3,394,875)	(6,556,839)
Total property and equipment, net	2,384,059	5,937,469
Less: property and equipment, net, held for discontinued operations	-	3,683,525
Property and equipment, net held for continuing operations	$2,384,059	$2,253,944

Depreciation and amortization expense charged to the continuing operations was US$ 214,731 and US$ 157,240 for the six months ended December 31, 2021 and 2020, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$ 153,485 for the six months ended December 31, 2021 and 2020, respectively.

Depreciation and amortization expense charged to the continuing operations was US$133,258 and US$ 80,250 for the three months ended December 31, 2021 and 2020, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$ 78,368 for the three months ended December 31, 2021 and 2020, respectively.

Farmland leasehold improvements consisted of following:

	December 31, 2021	June 30, 2021

Blueberry farmland leasehold improvements	$2,539,595	$2,501,664
Yew tree planting base reconstruction	284,529	280,279
Greenhouse renovation	481,589	474,396
Total farmland leasehold improvements	3,305,713	3,256,339
Less: farmland leasehold improvement, held for discontinued operations	-	-
Total farmland leasehold improvement, held for continuing operations	$3,305,713	$3,256,339

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

	December 31, 2021	June 30, 2021

Land use rights	$-	$1,722,396
Less: accumulated amortization	-	(448,134)
Total land use rights, net	-	1,274,262
Less: land use rights, net, held for discontinued operations	-	1,274,262
Land use rights, net, held for continuing operations	$-	$-

For the six months ended December 31, 2021 and 2020, amortization expenses from the continuing operations were both US$ nil. For the six months ended December 31, 2021 and 2020, the Company recognized amortization expenses from the discontinued operations of US$ nil and US$ 18,982, respectively.

For the three months ended December 31, 2021 and 2020, amortization expenses from the continuing operations were both US$ nil. For the three months ended December 31, 2021 and 2020, the Company recognized amortization expenses from the discontinued operations of US$ nil and US$ 9,682, respectively.

NOTE 9 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. During the six months ended December 31, 2021, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

NOTE 10 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. The Company’s discontinued operations, Ankang Longevity Group recorded US$ nil and a loss of US$ 1,975,729 for the six months ended December 31, 2021 and 2020, respectively, and US$ nil and a loss of US$ 1,991,016 for the three months ended December 31, 2021 and 2020, respectively, from the investments, which was included in “Loss from discontinued operations, net of taxes” in the unaudited condensed consolidated statements of loss and comprehensive loss. (See Note 14) On March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021.

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the six and three months ended December 31, 2021 and 2020, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

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

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$ 0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company recorded a loss of US$ 16,153 and a loss of US$ 11,967 for the six and three months ended December 31, 2021 from the investment, respectively, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment as of December 31, 2021.

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.75 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As December 31, 2021, a total of US$ 0.75 million was fully injected by the Company. The Company recorded a loss of US$ 90,835 and a loss of US$ 67,101 for the six and three months ended December 31, 2021 from the investment, respectively, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss.

The Company’s investments in unconsolidated entities consist of the following:

	December 31, 2021	June 30, 2021

Gaojing Private Fund	$659,165	$-
Total investment	659,165	-
Less: investment, held for discontinued operations	-	-
Investment, held for continuing operations	$659,165	$-

Summarized financial information of unconsolidated entities from continued operations is as follows:

	December 31, 2021	June 30, 2021

Current assets	$750,090	$-
Current liabilities	29,809	-

	For the six months ended December 31,
	2021	2020

Net sales	$314,121	$-
Gross profit	(596)	-
Income from operations	(339,024)	-
Net income	(364,624)	-

Summarized financial information of unconsolidated entities from discontinued operations is as follows:

	For the six months ended December 31,
	2021	2020

Net sales	$-	$16,282,274
Gross profit	-	1,315,615
Income from operations	-	(4,006,758)
Net income	-	(4,032,100)

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

	December 31, 2021	June 30, 2021

ROU lease assets	$5,055,410	$3,585,703

Operating lease liabilities – current	1,105,641	434,411
Operating lease liabilities – non-current	1,744,720	352,863
Total operating lease liabilities	$2,850,361	$787,274

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.38	7.25
Weighted average discount rate	5.20%	5.00%

Rent expenses totaled US$ 464,207 and US$ 224,957 from the continuing operations for the six months ended December 31, 2021 and 2020, respectively. Rent expenses totaled US$ 233,659 and US$ 111,842 from the continuing operations for the three months ended December 31, 2021 and 2020, respectively.

Rent expenses were US$ nil from the discontinued operations for the six and three months ended December 31, 2021 and 2020, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

Remainder of 2022	$1,015,937
2023	1,093,610
2024	1,084,266
2025	578,180
2026	244,095
Thereafter	1,002,537
Total lease payments	5,018,625
Less: imputed interest	(230,578)
Less: prepayments	(1,937,686)
Present value of lease liabilities	$2,850,361

NOTE 12 - SHORT-TERM LOANS

No short-terms loan was outstanding as of December 31, 2021, as the Company disposed Ankang Group on July 5, 2021.

Short-term loans consisted of the following:

Lender	June 30, 2021	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a^	1,548,502	2022/2/27	5.66%
Agricultural Bank of China-b#	309,700	2022/9/1	5.66%
Total short-term loans	1,858,202
Less: short-term loans, held for discontinued operations	1,858,202
Short-term loans, held for continuing operations	$-

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

^	Upon the original maturity date of February 27, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to February 27, 2022 with the same interest rate of 5.66% per annum.

#	Upon the original maturity date of September 1, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to September 1, 2022 with the same interest rate of 5.66% per annum.

Interest expenses from continuing operations were US$ nil for the six and three months ended December 31, 2021 and 2020, respectively.

The Company recorded interest expenses from discontinued operations of US$ nil and US$ 63,267 for the six months ended December 31, 2021 and 2020, respectively. The annual weighted average interest rates from discontinued operations were nil and 5.30% for the six months ended December 31, 2021 and 2020, respectively.

The Company recorded interest expenses from discontinued operations of US$ nil and US$ 33,645 for the three months ended December 31, 2021 and 2020, respectively. The annual weighted average interest rates from discontinued operations were nil and 5.30% for the three months ended December 31, 2021 and 2020, respectively.

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

The fair value of distribution rights and its estimated useful lives from continuing operations are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,147,352	(a	)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

During the six months ended December 31, 2021, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil in the six and three months ended December 31, 2021.

The Company has included the operating results of Guangyuan in its unaudited condensed consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$ 622,801 in net loss of Tianjin Guangyuan were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2021. US$ nil in net sales and US$ 302,896 in net loss of Tianjin Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2021.

NOTE 14 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of December 31, 2021 and June 30, 2021, the outstanding amounts due from related parties consisted of the following:

	December 31, 2021	June 30, 2021

Yang Bin	$47,160	$46,454
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	-	23,228
Lin Baolin	110,039	-
Wang Qiwei	63,667	62,716
Shanghai Gaojing Private Fund Management (b.)	301,820	-
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (c.)	1,759,025	-
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (d.)	4,749,672	-
Total due from related parties	7,031,383	132,398
Less: due from related parties, held for discontinued operations	-	-
Due from related parties, held for continuing operations	$7,031,383	$132,398

a.	This company is wholly owned by one of the Company’s senior managements.

b.	The Company owns 32% equity interest in this company. (Note 10)

c.	On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. to with an amount of US$1,729,179 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company accrued interest income amounted to US$29,846 during the six months ended December 31, 2021.

d.	On October 28, 2021, the Company entered into a loan agreement with Zhongjian (Qingdao) International Logistics Development Co., Ltd. to with an amount of US$4,700,223 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company accrued interest income amounted to US$49,449 during the six months ended December 31, 2021.

Due to Related Parties

As of December 31, 2021 and June 30, 2021, the Company had related party payables of US$4,099,934 and US$1,159,407, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	December 31, 2021	June 30, 2021

Wu Yang	$100,685	$99,183
Wang Sai	82,142	91,433
Zhou Guocong	-	551,314
Li Baolin	235,797	232,275
Zhao Min	215,092	185,202
Zhou Shunfang	3,466,218	-
Total due to related parties	4,099,934	1,159,407
Less: due to related parties, held for discontinued operations		-
Due to related parties, held for continuing operations	$4,099,934	$1,159,407

Sales to Related Parties

For the six and three months ended December 31, 2021 and 2020, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 10), of US$ nil and US$ 1,295,199 for the six months ended December 31, 2021 and 2020, respectively, and US$ nil and US$ 535,833 for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and June 30, 2021, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$ nil and US$551,237, respectively.

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

As of December 31, 2021, the Company received principal in full from the Investor. For the six months ended December 31, 2021, a total of $854,318 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss. For the three months ended December 31, 2021, a total of $395,340 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss.

As of December 31, 2021, shares of the Company’s common stock totaling 1,258,450 were issued by the Company to the Investor equaling principal and interests amounted to $6,000,000, and the Notes balance was $14,840,874, with a carrying value of $15,474,778, net of deferred financing costs of $633,904 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

i) The components of the income tax expenses were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2021	2020	2021	2020
Current income tax provision (benefit)	$(6,478)	$83,106	$(6,478)	$(22,191)
Deferred income tax provision	-	-	-	-
Total income tax expenses (benefit)	$(6,478)	$83,106	$(6,478)	$(22,191)
Less: income tax expenses (benefit), held for discontinued operations	-	78,576	-	(26,721)
Income tax expenses (benefit), held for continuing operations	$(6,478)	$4,530	$(6,478)	$4,530

	December 31, 2021	June 30, 2021
Deferred tax assets:
Allowance for doubtful accounts	$1,095,211	$951,136
Inventory reserve	331,753	306,308
Net operating loss carry-forwards	560,958	552,579
Total	1,987,922	1,810,023
Valuation allowance	(1,987,922)	(1,810,023)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(290,030)	(285,699)
Total deferred tax liability	(290,030)	(285,699)
Deferred tax liability, net	(290,030)	(285,699)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(290,030)	$(285,699)

Movement of the valuation allowance:

	December 31, 2021	June 30, 2021

Beginning balance	$1,810,023	$1,185,655
Current year/period addition	150,455	512,028
Exchange difference	27,444	112,340
Ending balance	1,987,922	1,810,023
Less: valuation allowance, held for discontinued operations	-	(1,362,329)
Valuation allowance, held for continuing operations	$1,987,922	$447,694

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2021 and 2020, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	December 31, 2021	June 30, 2021

Income tax payable	$1,570,333	$3,376,499
Value added tax payable	40,931	73,390
Business tax and other taxes payable	5,496	8,573
Total tax payable	1,616,760	3,458,462
Less: tax payable, held for discontinued operations	-	(1,743,673)
Tax payable, held for continuing operations	$1,616,760	$1,714,789

Income tax payable - current portion	$1,110,319	$2,952,021
Less: income tax payable - current portion, held for discontinued operations	-	(1,743,673)
Income tax payable - current portion, held for continuing operations	$1,110,319	$1,208,348

Income tax payable - noncurrent portion	$506,441	$506,441
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$506,441	$506,441

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of December 31, 2021 and June 30, 2021, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of December 31, 2021.

On December 6, 2021, the Company entered into a securities purchase agreement with GHS Investments, LLC (“GHS”). Under the Purchase Agreement, the Company sold GHS 291,775 shares of its common stock at a per share purchase price of $6.8546 for gross proceeds of $2,000,000. After the deduction of issuance cost, the Company received net proceeds of US$1,970,000.

NOTE 18 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$ 16,616,363 and US$ 16,333,102 as of December 31, 2021 and June 30, 2021, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$12,676,416 as of December 31, 2021 and June 30, 2021, respectively.

During the six and three months ended December 31, 2021 and 2020, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2021, six customers accounted for approximately 85% of the Company’s total sales from the continuing operations, respectively. For the three months ended December 31, 2021, seven customers accounted for approximately 93% of the Company’s total sales from the continuing operations, respectively. At December 31, 2021, four customers accounted for approximately 70% of the Company’s accounts receivable from the continuing operations.

For the six months ended December 31, 2020, four customers accounted for approximately 75% of the Company’s total sales from the continuing operations, respectively. For the three months ended December 31, 2020, seven customers accounted for approximately 96% of the Company’s total sales from the continuing operations, respectively. For the six months ended December 31, 2020, six customers accounted for approximately 100% of the Company’s total sales from the discontinued operations, respectively. For the three months ended December 31, 2020, six customers accounted for approximately 100% of the Company’s total sales from the discontinued operations, respectively.

For the six months ended December 31, 2021, one vendor accounted for approximately 93% of the Company’s total purchases from the continuing operations. For the three months ended December 31, 2021, two vendors accounted for approximately 83% and 17% of the Company’s total purchases from the continuing operations, respectively.

For the six months ended December 31, 2020, one vendor accounted for approximately 96% of the Company’s total purchases from the continuing operations, respectively. For the three months ended December 31, 2020, one vendor accounted for approximately 94% of the Company’s total purchases from the continuing operations, respectively. For the six months ended December 31, 2020, six vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively. For the three months ended December 31, 2020, six vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively.

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

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trail, the Company required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of December 31, 2021, the Company accrued a total sum of US$781,700 (approximately RMB 5.0 million) for this lawsuit. The Company made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trail of this litigation.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. The Company anticipates moving to dismiss the counterclaims in March, 2022. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of December 31, 2021, the total unpaid restricted shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

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

The following table presents summarized information by segment for the six months ended December 31, 2021:

	For the six months ended December 31, 2021
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$34,768	$1,327,564	$1,362,332	$-	$1,362,332
Cost of revenue and related business and sales tax	150,305	2,503,263	2,653,568	-	2,653,568
Gross loss	(115,537)	(1,175,699)	(1,291,236)	-	(1,291,236)
Gross loss %	(332.3)%	(88.6)%	(94.8)%	-	(94.8)%

The following table presents summarized information by segment for the six months ended December 31, 2020:

	For the six months ended December 31, 2020
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$73,009	$1,724,630	$1,797,639	$5,408,725	$7,206,364
Cost of revenue and related business and sales tax	130,628	4,372,320	4,502,948	4,449,905	8,952,853
Gross profit (loss)	(57,619)	(2,647,690)	(2,705,309)	958,820	(1,746,489)
Gross profit (loss) %	(78.9)%	(153.5)%	(150.5)%	17.7%	(24.2)%

The following table presents summarized information by segment for the three months ended December 31, 2021:

	For the three months ended December 31, 2021
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$21,260	$711,314	$732,574	$-	$732,574
Cost of revenue and related business and sales tax	8,467	1,285,798	1,294,265	-	1,294,265
Gross profit (loss)	12,793	(574,484)	(561,691)	-	(561,691)
Gross profit (loss) %	60.2%	(80.8)%	(76.7)%	-	(76.7)%

The following table presents summarized information by segment for the three months ended December 31, 2020:

	For the three months ended December 31, 2020
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$48,394	$741,268	$789,662	$2,273,319	$3,062,981
Cost of revenue and related business and sales tax	102,166	3,658,443	3,760,609	1,957,442	5,718,051
Gross profit (loss)	(53,772)	(2,917,175)	(2,970,947)	315,877	(2,655,070)
Gross profit (loss) %	(111.1)%	(393.5)%	(376.2)%	13.9%	(86.7)%

Total assets as of December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021	June 30, 2021

Luobuma products	$33,836,048	$3,849,675
Other agricultural products	40,916,562	32,766,151
Herbal products	-	24,702,773
Total assets	74,752,610	61,318,599
Less: total assets held for discontinued operations	-	(24,702,773)
Total assets, held for continuing operations	$74,752,610	$36,615,826

NOTE 21 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021. The results of operations of Ankang Longevity have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the six and three months ended December 31, 2021 and 2020.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of December 31, 2021 and June 30, 2021 consist of the following:

	December 31, 2021	June 30, 2021
Assets of discontinued operation:
Current assets:
Cash	$-	$12,681,483
Accounts receivables	-	3,473,057
Inventories, net	-	281,245
Advances to suppliers, net	-	700,348
Other current assets	-	2,523,609
Total current assets of discontinued operation	-	19,659,742

Property and equipment, net	-	3,683,525
Land use right, net of accumulated amortization	-	1,274,262
Investments	-	-
Long-term deposit and other noncurrent assets	-	85,244
Total assets of discontinued operation	$-	$24,702,773

Liabilities of discontinued operation:
Current liabilities:
Short-term loans	$-	$1,858,202
Accounts payable	-	46,948
Other payables and accrued expenses	-	1,218,111
Taxes payable	-	1,743,673
Total liabilities of discontinued operation	$-	$4,866,934

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2021	2020	2021	2020

REVENUE	$-	$5,408,725	$-	$2,273,319

COST OF REVENUE
Cost of product and services	-	4,430,978	-	1,949,657
Business and sales related tax	-	18,927	-	7,785
Total cost of revenue	-	4,449,905	-	1,957,442

GROSS PROFIT	-	958,820	-	315,877

OPERATING EXPENSES
General and administrative expenses	-	3,971,601	-	3,574,179
Selling expenses	-	31,409	-	10,420
Total operating expenses	-	4,003,010	-	3,584,599

LOSS FROM OPERATIONS	-	(3,044,190)	-	(3,268,722)

OTHER EXPENSE
Loss from equity method investments	-	(1,975,729)	-	(1,991,016)
Other expense, net	-	(2,124,108)	-	(2,124,108)
Interest expense net	-	(42,212)	-	(18,015)
Total other expense	-	(4,142,049)	-	(4,133,139)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	(7,186,239)	-	(7,401,861)

PROVISION (BENEFIT) FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	78,576	-	(26,721)

NET LOSS FROM DISCONTINUED OPERATIONS FROM ANKANG GROUP	-	(7,264,815)	-	(7,375,140)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(3,135,237)	-	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	(3,135,237)	(7,264,815)	-	(7,375,140)

Net loss attributable to non-controlling interest	-	(449,720)	-	(460,484)

NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$(3,135,237)	$(6,815,095)	$-	$(6,914,656)

NOTE 22 - SUBSEQUENT EVENTS

On January 18, 2022, the Company entered into three share transfer agreements ( the “Purchase Agreements”), respectively with Beijing Qing Chuang Technology Incubator Co., Ltd., Hangzhou Sheng Dou Shi Bio Technology Co., Ltd. and Peng He (collectively, the “Selling Shareholders”), each a shareholder of Xiang Peng You Kang (Beijing) Technology Co., Ltd. (“XPYK”), pursuant to which the Company shall acquire a total of 51% issued and outstanding equity interest of XPYK from the Selling Shareholders (the “XPYK Shares”). Under the Purchase Agreements, the Company will issue an aggregate of 700,551 shares (“Company Shares”) of its common stock valued at a per share price of $8 (subject to the terms and conditions of the Purchase Agreements) as the consideration for the XPYK Shares. The closing for the acquisition of the XPYK Shares is expected to occur within 60 days from the date of the Purchase Agreements. The board of directors of XPYK shall consist of five members upon closing of the transaction set forth therein, two of which shall be designated by the Company, two designated by the Selling Shareholders and other shareholders of XPYK and one nominated jointly by the Company and other shareholders of XPYK. Before their entry into the Purchase Agreements, no material relationship existed between the Company and any Shareholder on one hand, and the Company and XPYK on the other hand.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February XX, 2022, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the six and three months ended December 31, 2021 and 2020.

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

As of the date of this report, the spread of COVID-19 in China appears to have slowed down and most provinces and cities have resumed business activities under the guidance and support of the local government. Although we resumed our operations in early April 2020 and the COVID-19 impact on our operating results and financial performance for the six and three months ended December 31, 2021 and 2020 seems to be temporary, a COVID-19 resurgence could negatively affect the execution of our sales contract and fulfillment of customer orders and the collection of the payments from customers on a timely manner. We will continue to monitor and modify the operating strategies in response to the COVID-19. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our consolidated financial statements are released.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2021 and June 30, 2021, the allowance for doubtful accounts from the continuing operations was US$6,396,666 and US$5,959,887, respectively. As of December 31, 2021 and June 30, 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2021 and June 30, 2021, the inventory reserve from the continuing operations was US$1,330,999 and US$1,229,158, respectively. As of December 31, 2021 and June 30, 2021, the inventory reserve from the discontinued operations were both US$ nil.

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

Results of Operations for the Six Months Ended December 31, 2021 and 2020

Overview

The following table summarizes our results of operations for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,		Variance
	2021	2020	Amount	%
Revenue	$1,362,332	$1,797,639	$(435,307)	(24.22)%
Cost of revenue	2,653,568	4,502,948	(1,849,380)	(41.07)%
Gross loss	(1,291,236)	(2,705,309)	1,414,073	(52.27)%
General and administrative expenses	10,506,466	4,636,520	5,869,946	126.60%
Selling expenses	18,332	22,936	(4,604)	(20.07)%
Impairment loss of distribution rights	1,140,551	-	1,140,551	100.00%
Loss from operations	(12,956,585)	(7,364,765)	(5,591,820)	75.93%
Impairment loss on an unconsolidated entity	(149,790)	-	(149,790)	100.00%
Loss from equity method investments	(106,988)	-	(106,988)	100.00%
Other income, net	1,443	85,916	(84,473)	(98.32)%
Amortization of debt issuance costs	(854,318)	-	(854,318)	100.00%
Interest income, net	67,139	11,687	55,452	474.48%
Loss before income tax provision from continuing operations	(13,999,099)	(7,267,162)	(6,731,937)	92.64%
Provision (benefit) for income taxes	(6,478)	4,530	(11,008)	(243.00)%
Net loss from continuing operations	(13,992,621)	(7,271,692)	(6,720,929)	92.43%
Net loss from discontinued operations	(3,135,237)	(7,264,815)	4,129,578	(56.84)%
Net loss	$(17,127,858)	$(14,536,507)	$(2,591,351)	17.83%
Comprehensive loss attributable to Shineco Inc.	$(16,317,063)	$(9,080,661)	$(7,236,402)	79.69%

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

The following table sets forth the breakdown of our revenue for each of the two segments from the continuing operations, for the six months ended December 31, 2021 and 2020, respectively:

	Six Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$34,768	2.55%	$73,009	4.06%	$(38,241)	(52.38)%
Other agricultural products	1,327,564	97.45%	1,724,630	95.94%	(397,066)	(23.02)%
Total Amount	$1,362,332	100.00%	$1,797,639	100.00%	$(435,307)	(24.22)%

For the six months ended December 31, 2021 and 2020, revenue from sales of Luobuma products was US$ 34,768 and US$ 73,009, respectively, which represented a decrease of US$ 38,241, or 52.38%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, now we mainly focused on clearing off our remaining old stocks, hence, we offered more price discounts in order to get more customer orders. As a result, our overall sales decreased during the six months ended December 31, 2021 as compared to the same period in 2020.

For the six months ended December 31, 2021 and 2020, revenue from sales of other agricultural products was US$ 1,327,564 and US$ 1,724,630, respectively, representing a decrease of US$ 397,066, or 23.02%. The decrease was mainly due to the decline of sales volume of yew trees during the six months ended December 31, 2021 as compared to the same period in 2020. As our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$150,305	5.67%	$130,612	2.90%	$19,693	15.08%
Other agricultural products	2,500,006	94.21%	4,369,323	97.03%	(1,869,317)	(42.78)%
Business and sales related tax	3,257	0.12%	3,013	0.07%	244	8.10%
Total Amount	$2,653,568	100.00%	$4,502,948	100.00%	$(1,849,380)	(41.07)%

For the six months ended December 31, 2021 and 2020, cost of revenue from sales of our Luobuma products was US$ 150,305 and US$ 130,612, respectively, representing an increase of US$ 19,693, or 15.08%. The increase was mainly due to the increased allowance we accrued for our slow-moving inventories amounted to US$ 38,599 on our remaining old stocks during the six months ended December 31, 2021.

For the six months ended December 31, 2021 and 2020, cost of revenue from sales of other agricultural products was US$ 2,500,006 and US$ 4,369,323, respectively, representing a decrease of US$ 1,869,317, or 42.78%. The decrease was mainly due to less stock written off during the six months ended December 31, 2021. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period, which resulted in the damage and death of a large number of yew trees, we wrote off a large amount of our inventory during the six months ended December 31, 2020.

Gross Loss

The following table sets forth the breakdown of the gross loss for each of our two segments from the continuing operations, for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$(115,537)	8.95%	$(57,619)	2.13%	$(57,918)	100.52%
Other agricultural products	(1,175,699)	91.05%	(2,647,690)	97.87%	1,471,991	(55.60)%
Total Amount	$(1,291,236)	100.00%	$(2,705,309)	100.00%	$1,414,073	(52.27)%

Gross loss from Luobuma product sales increased by US$ 57,918 or 100.52%, for the six months ended December 31, 2021 as compared to the same period in 2020. During the six months ended December 31, 2021, our gross loss was US$ 115,537, mainly due to the allowance we accrued for our slow-moving inventories amounting to US$ 128,773. The gross loss was also due to the reduced selling prices of our Luobuma products and we sold some of our products below their original costs, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the six months ended December 31, 2021.

Gross loss from sales of other agricultural products decreased by US$ 1,471,991, or 55.60%, for the six months ended December 31, 2021 as compared to the same period in 2020. During the six months ended December 31, 2021, our gross loss was US$ 1,175,699, the decrease in gross loss was mainly due to less stock written off during the six months ended December 31, 2021 as mentioned above.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2021 and 2020, respectively:

	Six Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$10,506,466	90.06%	$4,636,520	99.51%	$5,869,946	126.60%
Selling expenses	18,332	0.16%	22,936	0.49%	(4,604)	(20.07)%
Impairment loss of distribution rights	1,140,551	9.78%	-	-	1,140,551	100.00%
Total Amount	$11,665,349	100.00%	$4,659,456	100.00%	$7,005,893	150.36%

General and Administrative Expenses

For the six months ended December 31, 2021, our general and administrative expenses were US$ 10,506,466, representing an increase of US$ 5,869,946, or 126.60%, as compared to the same period in 2020. The increase was mainly due to an increase in bad debt expenses of US$ 2,473,910 during the six months ended December 31, 2021. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables and utilization of our advances to vendors, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors. Meanwhile, the increase was also due to the increased general and administrative expenses from our newly acquired VIE, Guangyuan during the six months ended December 31, 2021. The increase was also due to increased professional service fees in relation to the Company’s issuance of common stock and convertible notes, increased compensation expenses in relation to the Company’s lawsuit, increased rental expenses as the Company leased a new office in downtown area, the impairment of the Company’s right of use assets as well as the increased salary related expenses during the six months ended December 31, 2021.

Impairment Loss of Distribution Rights

For the six months ended December 31, 2021, our impairment loss of distribution right were US$ 1,140,551. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the six months ended December 31, 2021, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Impairment Loss on An Unconsolidated Entity

For the six months ended December 31, 2021, our impairment loss on an unconsolidated entity was US$ 149,790. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Loss from Equity Method Investments

Our newly acquired VIE, Guangyuan has a 20% equity interest in Yushe Pharmaceutical, and we recorded a loss of US$ 16,153 for the six months ended December 31, 2021 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.74 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$ 90,835 for the six months ended December 31, 2021 from this investment.

Amortization of Debt Issuance Costs

For the six months ended December 31, 2021, our amortization of debt issuance costs expenses were US$ 854,318, representing an increase of 100.00%, as compared to the same period in 2020. The increase in was attributable to the amortization of debt issuance costs during the six months ended December 31, 2021 on the convertible notes issued by the Company.

Interest Income, Net

For the six months ended December 31, 2021, our net interest income was US$ 67,139, representing an increase of US$ 55,452, or 474.48%, as compared to net interest income of US$ 11,687 in the same period in 2020. The increase was attributable to the increased interest income generated from loans to third parties and related parties, the increase was partial offset by the interest expense incurred for the convertible notes issued by the Company.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$ 13,992,621 for six months ended December 31, 2021, an increase of US$ 6,720,929, or 92.43%, from net loss from continuing operations of US$ 7,271,692 for six months ended December 31, 2020. The increase in net loss was primarily a result of the increase in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang. We had a total net loss from discontinued operations of US$ 3,135,237 for the six months ended December 31, 2021 as compared to a total net loss from discontinued operations of US$ 7,264,815 for the same period in 2020.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive loss is as follows:

	Six Months Ended December 31,
	2021	2020
Revenues	$-	$5,408,725
Cost of revenues	-	4,449,905
Gross profit	-	958,820
Operating expenses	-	4,003,010
Other expenses, net	-	(4,142,049)
Loss before income tax	-	(7,186,239)
Provision for income tax expense	-	78,576
Net loss from discontinued operations	-	(7,264,815)
Loss from disposal	(3,135,237)	-
Total net loss from discontinued operations	$(3,135,237)	$(7,264,815)

Net Loss

Our net loss was US$ 17,127,858 for the six months ended December 31, 2021, an increase of US$ 2,591,351 or 17.83%, from a net loss of US$ 14,536,507 for the six months ended December 31, 2020. The increase in net loss was primarily a result of the increase in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Comprehensive Loss

The comprehensive loss was US$ 16,313,552 for the six months ended December 31, 2021, an increase of US$ 6,853,539 from a comprehensive loss of US$ 9,460,013 for the six months ended December 31, 2020. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 16,317,063 for the six months ended December 31, 2021, compared to a comprehensive loss attributable to us in the amount of US$ 9,080,661 for the six months ended December 31, 2020. The significant increase of comprehensive loss was due to the increase in net loss as mentioned above, as well as a decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

Overview

The following table summarizes our results of operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Variance
	2021	2020	Amount	%
Revenue	$732,574	$789,662	$(57,088)	(7.23)%
Cost of revenue	1,294,265	3,760,609	(2,466,344)	(65.58)%
Gross loss	(561,691)	(2,970,947)	2,409,256	(81.09)%
General and administrative expenses	1,932,810	3,213,210	(1,280,400)	(39.85)%
Selling expenses	9,990	10,290	(300)	(2.92)%
Loss from operations	(2,504,491)	(6,194,447)	3,689,956	(59.57)%
Impairment loss on an unconsolidated entity	(149,790)	-	(149,790)	100.00%
Loss from equity method investment	(79,068)	-	(79,068)	100.00%
Other income, net	473	83,128	(82,655)	(99.43)%
Amortization of debt issuance costs	(395,340)	-	(395,340)	100.00%
Interest income, net	237,338	7,462	229,876	3,080.62%
Loss before income tax provision from continuing operations	(2,890,878)	(6,103,857)	3,212,979	(52.64)%
Provision (benefit) for income taxes	(6,478)	4,530	(11,008)	(243.00)%
Net loss from continuing operations	(2,884,400)	(6,108,387)	3,223,987	(52.78)%
Net loss from discontinued operations	-	(7,375,140)	7,375,140	(100.00)%
Net loss	$(2,884,400)	$(13,483,527)	$10,599,127	(78.61)%
Comprehensive loss attributable to Shineco Inc.	$(2,058,096)	$(10,644,170)	$8,586,074	(80.66)%

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

The following table sets forth the breakdown of our revenue for each of the two segments from the continuing operations, for the three months ended December 31, 2021 and 2020, respectively:

	Three Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$21,260	2.90%	$48,394	6.13%	$(27,134)	(56.07)%
Other agricultural products	711,314	97.10%	741,268	93.87%	(29,954)	(4.04)%
Total Amount	$732,574	100.00%	$789,662	100.00%	$(57,088)	(7.23)%

For the three months ended December 31, 2021 and 2020, revenue from sales of Luobuma products was US$ 21,260 and US$ 48,394, respectively, which represented a decrease of US$ 27,134, or 56.07%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products and mainly focused on clearing off our remaining old stocks, hence, we offered more price discounts in order to get more customer orders. As a result, our overall sales decreased during the three months ended December 31, 2021 as compared to the same period in 2020.

For the three months ended December 31, 2021 and 2020, revenue from sales of other agricultural products was US$ 711,314 and US$ 741,268, respectively, representing a slight decrease of US$ 29,954, or 4.04%. The decrease was mainly due to the decline of sales volume of yew trees during the three months ended December 31, 2021 as compared to the same period in 2020.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$8,467	0.66%	$102,150	2.72%	$(93,683)	(91.71)%
Other agricultural products	1,283,796	99.19%	3,656,495	97.23%	(2,372,699)	(64.89)%
Business and sales related tax	2,002	0.15%	1,964	0.05%	38	1.93%
Total Amount	$1,294,265	100.00%	$3,760,609	100.00%	$(2,466,344)	(65.58)%

For the three months ended December 31, 2021 and 2020, cost of revenue from sales of our Luobuma products was US$ 8,467 and US$ 102,150, respectively, representing a decrease of US$ 93,683, or 91.71%. The decrease was mainly due to the reversal of allowance we accrued for our slow-moving inventories amounted to US$ 81,674 on our remaining old stocks during the three months ended December 31, 2021.

For the three months ended December 31, 2021 and 2020, cost of revenue from sales of other agricultural products was US$ 1,283,796 and US$ 3,656,495, respectively, representing a decrease of US$ 2,372,699, or 64.89%. The decrease was mainly due to less stock written off during the three months ended December 31, 2021. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period, which resulted in the damage and death of a large number of yew trees, we wrote off a large amount of our inventory during the three months ended December 31, 2020.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our two segments from the continuing operations, for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Luobuma products	$12,793	(2.28)%	$(53,772)	1.81%	$66,565	(123.79)%
Other agricultural products	(574,484)	102.28%	(2,917,175)	98.19%	2,342,691	(80.31)%
Total Amount	$(561,691)	100.00%	$(2,970,947)	100.00%	$2,409,256	(81.09)%

Gross profit from Luobuma product sales increased by US$ 66,565, or 123.79%, for the three months ended December 31, 2021 as compared to the same period in 2020. During the three months ended December 31, 2021, our gross profit was US$ 12,793, mainly due to the reversal of allowance we accrued for our slow-moving inventories as mentioned above. The increase in gross profit was partially offset by the reduced selling prices of our Luobuma products and we sold some of our products below their original costs, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the three months ended December 31, 2021.

Gross loss from sales of other agricultural products decreased by US$ 2,342,691, or 80.31%, for the three months ended December 31, 2021 as compared to the same period in 2020. The decrease was mainly due to the decrease inventory written off during the three months ended December 31, 2021 as mentioned above.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2021 and 2020, respectively:

	Three Months Ended December 31,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$1,932,810	99.49%	$3,213,210	99.68%	$(1,280,400)	(39.85)%
Selling expenses	9,990	0.51%	10,290	0.32%	(300)	(2.92)%
Total Amount	$1,942,800	100.00%	$3,223,500	100.00%	$(1,280,700)	(39.73)%

General and Administrative Expenses

For the three months ended December 31, 2021, our general and administrative expenses were US$ 1,932,810, representing a decrease of US$ 1,280,400, or 39.85%, as compared to the same period in 2020. The decrease was mainly due to a decrease in bad debt expenses of US$ 4,108,993 during the three months ended December 31, 2021. During the three months ended December 31, 2020, due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables and utilization of our advances to vendors, and we recorded allowance of US$ 2,570,499 according to our accounting policy based on our best estimates. However, the management has put effort in collection of overdue accounts receivable and utilize our advances to our vendors, which resulted in a reversal of allowance of US$ 1,538,494 during the three months ended December 31, 2021. The decrease was partially offset by the increased professional service fees in relation to the Company’s issuance of common stock, increased compensation expenses in relation to the Company’s lawsuit, increased rental expenses as the Company leased a new office in downtown area, the impairment of the Company’s right of use assets as well as the increased salary related expenses during the three months ended December 31, 2021.

Impairment Loss on An Unconsolidated Entity

For the three months ended December 31, 2021, our impairment loss on an unconsolidated entity was US$ 149,790. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Loss from Equity Method Investments

Our newly acquired VIE, Guangyuan has a 20% equity interest in Yushe Pharmaceutical, and we recorded a loss of US$ 11,967 for the three months ended December 31, 2021 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.74 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$ 67,101 for the three months ended December 31, 2021 from this investment.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2021, our amortization of debt issuance costs expenses were US$ 395,340, representing an increase of 100.00%, as compared to the same period in 2020. The increase in was attributable to the amortization of debt issuance costs during the three months ended December 31, 2021 on the convertible notes issued by the Company.

Interest Income, Net

For the three months ended December 31, 2021, our net interest income was US$ 237,338, representing an increase of US$ 229,876, or 3,080.62%, as compared to net interest income of US$ 7,462 in the same period in 2020. The increase was attributable to the increased interest income generated from loans to third parties and related parties, the increase was partial offset by the interest expense incurred for the convertible notes issued by the Company.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$ 2,884,400 for three months ended December 31, 2021, a decrease of US$ 3,223,987, or 52.78%, from net loss from continuing operations of US$ 6,108,387 for three months ended December 31, 2020. The decrease in net loss was primarily a result of the increase in gross profit, the decrease in general and administrative expenses, partially offset by the increased amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang. We had a total net loss from discontinued operations of US$ nil for the three months ended December 31, 2021 as compared to a total net loss from discontinued operations of US$ 7,375,140 for the same period in 2020.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive loss is as follows:

	Six Months Ended December 31,
	2021	2020
Revenues	$-	$2,273,319
Cost of revenues	-	1,957,442
Gross profit	-	315,877
Operating expenses	-	3,584,599
Other expenses, net	-	(4,133,139)
Loss before income tax	-	(7,401,861)
Benefit for income tax expense	-	(26,721)
Net loss from discontinued operations	-	(7,375,140)
Loss from disposal	-	-
Total net loss from discontinued operations	$-	$(7,375,140)

Net Loss

Our net loss was US$ 2,884,400 for the three months ended December 31, 2021, a decrease of US$ 10,599,127 or 78.61%, from a net loss of US$ 13,483,527 for the three months ended December 31, 2020. The decrease in net loss was primarily a result of increase in gross profit, the decrease in general and administrative expenses and net loss from discontinued operations, partially offset by the increased amortization of debt issuance costs.

Comprehensive Loss

The comprehensive loss was US$ 2,070,664 for the three months ended December 31, 2021, a decrease of US$ 9,004,300 from a comprehensive loss of US$ 11,074,964 for the three months ended December 31, 2020. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 2,058,096 for the three months ended December 31, 2021, compared to a comprehensive loss attributable to us in the amount of US$ 10,644,170 for the three months ended December 31, 2020. The significant decrease of comprehensive loss was due to the decrease in net loss as mentioned above, as well as a decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2021 and June 30, 2021, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

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

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$ 7,981,204 and US$ 3,024,000 was outstanding as of December 31, 2021.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$ 3,170,000 and Investor gave consideration of US$ 3.0 million, reflecting original issue discount of US$ 150,000 and Investor’s legal fee of US$ 20,000. We received principal in full from the Investor. On July 16, 2021, we entered into a securities purchase agreement pursuant to which we issued two unsecured convertible promissory notes with a one-year maturity term to the same investor. The first convertible promissory note has an original principal amount of US$3,170,000.00 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has an original principal amount of US$4,200,000.00 and the Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000.00 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. As of December 31, 2021, a total of 1,258,450 shares of our common stock were issued by us to the Investor equaling principal and interests amounted to $6,000,000, and the convertible note balance was$14,840,874, with a carrying value of $15,474,778, net of deferred financing costs of $633,904.

On December 6, 2021, we entered into a securities purchase agreement with GHS Investments, LLC (“GHS”). Under the Purchase Agreement, we sold GHS 291,775 shares of its common stock at a per share purchase price of $6.8546 for gross proceeds of $2,000,000. After the deduction of issuance cost, we received net proceeds of US$1,970,000.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021

Current Assets	$66,641,593	$49,278,577
Current Liabilities	30,376,977	14,795,390
Working Capital	$36,264,616	$34,483,187

The working capital increased slightly by US$ 1,781,429, or 5.2%, as of December 31, 2021 from June 30, 2021, primarily as a result of an increase in inventories, other current assets and due from related parties, partially offset by the decrease in current assets held for discontinued operations and advances to suppliers, and an increase in other payables and accrued expenses, and convertible note payable as of December 31, 2021.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2021 and June 30, 2021, we had no material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2021 and 2020.

	Six Months Ended December 31,
	2021	2020

Net cash used in operating activities	$(5,610,545)	$(11,436,484)
Net cash provided by (used in) investing activities	(32,450,291)	221,518
Net cash provided by financing activities	25,235,511	957,325
Effect of exchange rate changes on cash	421,826	2,245,261
Net decrease in cash	(12,403,499)	(8,012,380)
Cash, beginning of the period	29,024,394	32,371,372
Cash, end of the period	$16,620,895	$24,358,992
Less: cash of discontinued operations - ended of the period	-	10,441,139
Cash of continuing operations - ended of the period	16,620,895	13,917,853

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2021 was approximately US$ 5.6 million, consisting of net loss from continuing operations of US$ 14.0 million, bad debt expenses of US$ 5.8 million, impairment loss on distribution rights of US$ 1.1 million, and net changes in our operating assets and liabilities, which mainly included an increase in other current assets of US$ 4.6 million, partially offset by the decreased in advances to suppliers and increased in other payable. Net cash used in operating activities during the six months ended December 31, 2020 was approximately US$ 11.4 million, consisting of net loss from continuing operations of US$ 7.3 million, bad debt expenses of US$ 3.3 million, stock written off due to natural disaster of US$ 2.6 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$ 4.6 million and inventories of US$ 4.0 million, and account receivables of US$ 1.7 million.

Investing Activities

For the six months ended December 31, 2021, net cash used in investing activities was US$ 32.5 million, primarily due to the disposal of Ankang of US$ 12.7 million, payment made for loans to third parties of US$ 12.2 million and repayments of loans from related parties of US$ 6.6 million. For the six months ended December 31, 2020, net cash provided by investing activities was US$ 0.2 million due to the net cash provided by investing activities from discontinued operations.

Financing Activities

For the six months ended December 31, 2021, net cash provided financing activities amounted to approximately US$ 25.2 million, primarily due to the proceeds from issuance of common stock of US$ 7.5 million, proceeds from issuance of convertible note of US$ 17.0 million. For the six months ended December 31, 2020, net cash provided by financing activities amounted to approximately US$ 1.0 million due to proceeds from issuance of common stock of US$ 1.6 million, partially offset by the net cash used in financing activities from discontinued operations of US$ 0.7 million.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended December 31, 2021. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than the legal actions listed below and ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s securities trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence is seeking monetary damages against the Company. Based on the judgment of the initial trial, the Company was required to pay the Plaintiff a settlement payment, including the monetary compensation, interests and other legal fees. As of December 31, 2021, the Company accrued a total of US$781,700 (approximately RMB 5.0 million) for this lawsuit. The Company made an appeal to such judgment in the People’s Court, and will continue vigorously defending itself and seeking for less settlement payment in the second trial of this litigation.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for certain restricted shares of the Company’s common stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of such shares to Lei Zhang and Yan Li and the removal of their restrictive legends. Defendants are seeking a declaratory judgment, indemnification, and money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. The Company anticipates moving to dismiss the counterclaims in March, 2022. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of December 31, 2021, the total amount of unpaid restricted shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

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

SHINECO, INC.

Dated: February 14, 2022	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2022	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

