Form 10-Q
period 2022-03-31
SHINECO, INC.
filed 2022-05-16
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 10,842,585 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,477,421	$16,342,911
Accounts receivable, net	2,329,405	2,686,671
Due from related parties	7,189,579	132,398
Inventories, net	21,063,482	1,323,391
Advances to suppliers, net	316,118	7,790,126
Other current assets	18,218,463	1,343,338
Current assets held for discontinued operations	-	19,659,742
TOTAL CURRENT ASSETS	64,594,468	49,278,577

Property and equipment, net	2,311,967	2,253,944
Investments	609,918	-
Distribution rights	-	1,142,794
Long-term deposit and other noncurrent assets	11,225	14,550
Right of use assets	4,346,890	3,585,703
Non-current assets held for discontinued operations	-	5,043,031
TOTAL ASSETS	$71,874,468	$61,318,599

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,634	$76,584
Advances from customers	7,050	7,468
Due to related parties	4,103,960	1,159,407
Other payables and accrued expenses	9,058,801	4,109,208
Operating lease liabilities - current	966,030	434,411
Convertible note payable	14,092,753	2,933,030
Taxes payable	1,114,915	1,208,348
Current liabilities held for discontinued operations	-	4,866,934
TOTAL CURRENT LIABILITIES	29,345,143	14,795,390

Income tax payable - noncurrent portion	506,441	506,441
Operating lease liabilities - non-current	1,405,438	352,863
Deferred tax liability	290,929	285,699
TOTAL LIABILITIES	31,547,951	15,940,393

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 9,869,134 and 7,881,482 shares issued and outstanding at March 31, 2022 and June 30, 2021	9,869	7,881
Additional paid-in capital	50,685,070	41,105,806
Subscription receivable	(3,024,000)	(8,535,203)
Statutory reserve	4,198,107	4,198,107
Retained earnings (accumulated deficit)	(11,347,556)	8,661,071
Accumulated other comprehensive gain (loss)	216,525	(731,805)
Total Stockholders’ equity of Shineco, Inc.	40,738,015	44,705,857
Non-controlling interest	(411,498)	672,349
TOTAL EQUITY	40,326,517	45,378,206

TOTAL LIABILITIES AND EQUITY	$71,874,468	$61,318,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021

REVENUE	$1,980,426	$2,435,438	$618,094	$637,799

COST OF REVENUE
Cost of product and services	2,456,263	2,795,175	707,533	924,927
Stock written off due to natural disaster	1,303,312	3,358,716	401,731	729,029
Business and sales related tax	4,829	4,527	1,572	1,514
Total cost of revenue	3,764,404	6,158,418	1,110,836	1,655,470

GROSS LOSS	(1,783,978)	(3,722,980)	(492,742)	(1,017,671)

OPERATING EXPENSES
General and administrative expenses	12,724,864	6,615,282	2,218,398	1,978,762
Selling expenses	34,376	34,106	16,044	11,170
Impairment loss of distribution rights	1,140,551	-	-	-
Total operating expenses	13,899,791	6,649,388	2,234,442	1,989,932

LOSS FROM OPERATIONS	(15,683,769)	(10,372,368)	(2,727,184)	(3,007,603)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	(149,790)	-	-	-
Loss from equity method investments	(156,235)	-	(49,247)	-
Other income (loss), net	(5,731)	87,883	(7,174)	1,967
Amortization of debt issuance costs	(1,142,215)	-	(287,897)	-
Interest income (loss), net	232,644	20,057	165,505	8,370
Total other income (loss)	(1,221,327)	107,940	(178,813)	10,337

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(16,905,096)	(10,264,428)	(2,905,997)	(2,997,266)

BENEFIT FOR INCOME TAXES	(6,507)	-	(29)	(4,530)

NET LOSS FROM CONTINUING OPERATIONS	(16,898,589)	(10,264,428)	(2,905,968)	(2,992,736)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	-	(12,051,832)	-	(4,787,017)
Loss on disposal of discontinued operations	(3,135,237)	-	-	-
Net loss from discontinued operations	(3,135,237)	(12,051,832)	-	(4,787,017)

NET LOSS	(20,033,826)	(22,316,260)	(2,905,968)	(7,779,753)

Net loss attributable to non-controlling interest	(25,199)	(732,572)	(13,384)	(272,488)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(20,008,627)	$(21,583,688)	$(2,892,584)	$(7,507,265)

COMPREHENSIVE LOSS
Net loss	$(20,033,826)	$(22,316,260)	$(2,905,968)	$(7,779,753)
Other comprehensive income (loss): foreign currency translation income (loss)	962,349	4,911,863	148,043	(164,631)
Total comprehensive loss	(19,071,477)	(17,404,397)	(2,757,925)	(7,944,384)
Less: comprehensive income attributable to non-controlling interest	(11,180)	(653,158)	(14,691)	(273,806)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(19,060,297)	$(16,751,239)	$(2,743,234)	$(7,670,578)

Weighted average number of shares basic and diluted	9,026,568	3,372,327	9,652,228	3,184,593

Basic and diluted loss per common share	$(2.22)	$(6.40)	$(0.30)	$(2.35)

Loss per common share
Continuing operations - Basic and Diluted	(1.87)	(3.03)	(0.30)	(0.93)
Discontinued operations - Basic and Diluted	(0.35)	(3.37)	-	(1.42)
Net loss per common share - basic and diluted	(2.22)	(6.40)	(0.30)	(2.35)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

				ADDITIONAL		RETAINED EARNINGS	ACCUMULATED OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	(ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Stock issuance	969,345	969	-	2,735,453	-	-	-	-	2,736,422
Net income loss for the period	-	-	-	-	-	(21,583,688)	-	(732,572)	(22,316,260)
Foreign currency translation gain	-	-	-	-	-	-	4,832,449	79,414	4,911,863
Balance at March 31, 2021	4,009,288	$4,009	$-	$30,037,504	$4,198,107	$18,522,830	$(1,451,386)	$533,362	$51,844,426

Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	291,775	292	5,511,203	1,969,708	-	-	-	-	7,481,203
Issuance of common shares for convertible notes redemption	1,695,877	1,696	-	7,248,304	-	-	-	-	7,250,000
Beneficial conversion feature associated with convertible notes	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the period	-	-	-	-	-	(20,008,627)	-	(25,199)	(20,033,826)
Foreign currency translation gain	-	-	-	-	-	-	948,330	14,019	962,349
Balance at March 31, 2022	9,869,134	$9,869	$(3,024,000)	$50,685,070	$4,198,107	$(11,347,556)	$216,525	$(411,498)	$40,326,517

*	Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

							ACCUMULATED
				ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	RETAINED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	EARNINGS	LOSS	INTEREST	EQUITY
Balance at December 31, 2020	3,644,843	$3,645	$-	$28,944,533	$4,198,107	$26,030,095	$(1,288,073)	$807,168	$58,695,475

Stock issuance	364,445	364	-	1,092,971	-	-	-	-	1,093,335
Net loss for the period	-	-	-	-	-	(7,507,265)	-	(272,488)	(7,779,753)
Foreign currency translation loss	-	-	-	-	-	-	(163,313)	(1,318)	(164,631)
Balance at March 31, 2021	4,009,288	$4,009	$-	$30,037,504	$4,198,107	$18,522,830	$(1,451,386)	$533,362	$51,844,426

Balance at December 31, 2021	9,431,707	$9,432	$(3,024,000)	$49,435,507	$4,198,107	$(8,454,972)	$67,175	$(396,807)	$41,834,442

Issuance of common shares for convertible notes redemption	437,427	437	-	1,249,563	-	-	-	-	1,250,000
Net loss for the period	-	-	-	-	-	(2,892,584)	-	(13,384)	(2,905,968)
Foreign currency translation gain (loss)	-	-	-	-	-	-	149,350	(1,307)	148,043
Balance at March 31, 2022	9,869,134	$9,869	$(3,024,000)	$50,685,070	$4,198,107	$(11,347,556)	$216,525	$(411,498)	$40,326,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,033,826)	$(22,316,260)
Net loss from discontinued operations, net of tax	(3,135,237)	(12,051,832)
Net loss from continuing operations	(16,898,589)	(10,264,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853,287	287,478
Loss from disposal of property and equipment	8,044	-
Provision for doubtful accounts	6,399,667	4,480,699
Provision for inventory reserve	126,685	216,629
Stock written off due to natural disaster	1,303,312	3,358,716
Loss from equity method investments	156,235	-
Amortization of right of use assets	817,395	424,638
Impairment loss on distribution rights	1,140,551	-
Impairment loss on an unconsolidated entity	149,790	-
Amortization of debt issuance costs	1,142,215	-
Accrued interest expense for convertible notes	628,760	-
Accrued interest income due from third parties	(200,063)	-
Accrued interest income due from related parties	(173,263)	-

Changes in operating assets and liabilities:
Accounts receivable	(560,583)	(2,237,927)
Advances to suppliers	2,255,904	(3,803,576)
Inventories	(1,333,129)	(4,554,000)
Other current assets	(4,365,846)	(2,416,229)
Accounts payable	(75,613)	124,883
Advances from customers	(549)	-
Other payables	2,378,307	2,277,809
Operating lease liabilities	(397,850)	(11,513)
Taxes payable	(110,129)	41,828
Net cash used in operating activities from continuing operations	(6,755,462)	(12,074,993)
Net cash provided by operating activities from discontinued operations	-	220,752
Net cash used in operating activities	(6,755,462)	(11,854,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(310,121)	-
Proceeds from disposal of property and equipment	1,562	-
Payment made for loans to third parties	(12,200,000)	-
Payment made for loans to related parties	(6,703,954)	-
Investment in unconsolidated entity	(750,000)	-
Acquisition of a VIE - Guangyuan, net of cash	112,070	-
Disposal of a VIE - Ankang, net of cash	(12,669,913)	-
Net cash used in investing activities from continuing operations	(32,520,356)	-
Net cash provided by investing activities from discontinued operations	-	1,252,056
Net cash provided (used in) by investing activities	(32,520,356)	1,252,056

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,481,203	2,736,422
Proceeds from (repayments of) advances from related parties	748,515	(297,510)
Proceeds from issuance of convertible notes	17,000,000	-
Net cash provided by financing activities from continuing operations	25,229,718	2,438,912
Net cash used in financing activities from discontinued operations	-	(673,954)
Net cash provided by financing activities	25,229,718	1,764,958

EFFECT OF EXCHANGE RATE CHANGE ON CASH	499,127	2,314,452

NET DECREASE IN CASH	(13,546,973)	(6,522,775)

CASH - Beginning of the Period	29,024,394	32,371,372

CASH - End of the period	15,477,421	25,848,597

Less: cash of discontinued operations - Ended of the Period	-	11,997,106

Cash of continuing operations - Ended of the Period	$15,477,421	$13,851,491

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$-	$619,704
Cash paid for interest	$-	$88,894

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Issuance of common shares for convertible notes redemption	$7,250,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$1,952,449	$-
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$1,057,311	$-

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

On August 22, 2019, the Company established Shineco Life Science Research Co., Ltd. (“Life Science”) as a wholly foreign-owned entity with registered capital of US$10.0 million.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	March 31, 2022	June 30, 2021

Current assets	$38,921,375	$44,631,744
Plant and equipment, net	829,506	4,698,184
Other non-current assets	3,313,811	4,894,445
Total assets	43,064,692	54,224,373
Total liabilities	(8,673,365)	(7,377,886)
Net assets	$34,391,327	$46,846,487

	For the nine months ended March 31,		For the three months ended March 31,
	2022	2021	2022	2021
Net sales	$1,937,137	$9,100,624	$609,573	$1,967,269
Gross loss	$(1,673,759)	$(2,562,653)	$(498,060)	$(873,783)
Loss from operations	$(8,392,455)	$(14,234,577)	$(1,027,601)	$(5,119,541)
Net loss	$(11,655,014)	$(19,443,845)	$(1,014,123)	$(6,591,598)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for discontinued operations were as follows:

	March 31, 2022	June 30, 2021

Current assets	$-	$19,659,742
Plant and equipment, net	-	3,683,525
Other non-current assets	-	1,359,506
Total assets	-	24,702,773
Total liabilities	-	(4,866,934)
Net assets	$-	$19,835,839

	For the nine months ended March 31,		For the three months ended March 31,
	2022	2021	2022	2021
Net sales	$-	$6,761,663	$-	$1,352,938
Gross profit	$-	$969,175	$-	$10,355
Loss from operations	$-	$(6,093,367)	$-	$(3,049,177)
Net loss	$(3,135,237)	$(11,348,837)	$-	$(4,533,742)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for continued operations were as follows:

	March 31, 2022	June 30, 2021

Current assets	$38,921,375	$24,972,002
Plant and equipment, net	829,506	1,014,659
Other non-current assets	3,313,811	3,534,939
Total assets	43,064,692	29,521,600
Total liabilities	(8,673,365)	(2,510,952)
Net assets	$34,391,327	$27,010,648

	For the nine months ended March 31,		For the three months ended March 31,
	2022	2021	2022	2021
Net sales	$1,937,137	$2,338,961	$609,573	$614,331
Gross loss	$(1,673,759)	$(3,531,828)	$(498,060)	$(884,138)
Loss from operations	$(8,392,455)	$(8,141,210)	$(1,027,601)	$(2,070,364)
Net loss	$(8,519,777)	$(8,095,008)	$(1,014,123)	$(2,057,856)

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets, and the valuation of accounts receivable, advances to suppliers, deferred taxes, and inventory reserves. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2022 and June 30, 2021, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2022 and June 30, 2021, the allowance for doubtful accounts from the continuing operations was US$7,038,542 and US$5,959,887, respectively. As of March 31, 2022 and June 30, 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2022 and June 30, 2021, the inventory reserve from the continuing operations was US$1,332,435 and US$1,229,158, respectively. As of March 31, 2022 and June 30, 2021, the inventory reserve from the discontinued operations were both US$ nil.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2022 and June 30, 2021, the Company had an allowance for uncollectible advances to suppliers from the continuing operations of US$14,617,066 and US$9,111,566, respectively. As of March 31, 2022 and June 30, 2021, the Company had an allowance for uncollectible advances to suppliers from the discontinued operations of US$ nil and US$1,773,698, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property, plant and equipment, land use rights, investments, and long-term prepaid leases. For the nine and three months ended March 31, 2022 and 2021, the Company did not recognize any impairment of its long-lived assets from the continuing operations and the discontinued operations.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at March 31, 2022 and June 30, 2021. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at March 31, 2022, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of March 31, 2022, the tax years ended December 31, 2017 through December 31, 2021 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2022 and June 30, 2021 were translated at 1 RMB to 0.1577 USD and at 1 RMB to 0.1549 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2022 and 2021 were 1 RMB to 0.1562 USD and 1 RMB to 0.1498 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2022 and 2021 were 1 RMB to 0.1576 USD and 1 RMB to 0.1542 USD, respectively.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2022 and 2021.

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended March 31, 2022 and 2021:

	For the nine months ended March 31,		For the three months ended March 31,
	2022	2021	2022	2021
Net loss from continuing operations attributable to Shineco	$(16,873,390)	$(10,234,851)	$(2,892,584)	$(2,973,523)
Net loss from discontinued operations attributable to Shineco	(3,135,237)	(11,348,837)	-	(4,533,742)
Net loss attributable to Shineco	(20,008,627)	(21,583,688)	(2,892,584)	(7,507,265)

Weighted average shares outstanding - basic and diluted	9,026,568	3,372,327	9,652,228	3,184,593

Net loss from continuing operations per share of common share Basic and diluted	$(1.87)	$(3.03)	$(0.30)	$(0.93)

Net loss from discontinued operations per share of common share Basic and diluted	$(0.35)	$(3.37)	$-	$(1.42)

Net loss per share of common share Basic and diluted	$(2.22)	$(6.40)	$(0.30)	$(2.35)

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

NOTE 3 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	March 31, 2022	June 30, 2021

Accounts receivable	$9,367,947	$15,795,234
Less: allowance for doubtful accounts	(7,038,542)	(9,635,506)
Accounts receivable, net	2,329,405	6,159,728
Less: accounts receivable, net, held for discontinued operations	-	3,473,057
Accounts receivable, net, held for continuing operations	$2,329,405	$2,686,671

Movement of allowance for doubtful accounts is as follows:

	March 31, 2022	June 30, 2021

Beginning balance	$9,635,506	$5,235,436
Charge to expense	963,103	7,556,516
Less: cessation of subsidiaries and disposal of VIE	(3,706,712)	(3,749,735)
Foreign currency translation adjustments	146,645	593,289
Ending balance	$7,038,542	$9,635,506

NOTE 4 – INVENTORIES, NET

The inventories, net consisted of the following:

	March 31, 2022	June 30, 2021

Raw materials	$75,565	$208,253
Work-in-process	21,063,263	1,232,787
Finished goods	1,257,089	1,392,754
Less: inventory reserve	(1,332,435)	(1,229,158)
Total inventories, net	21,063,482	1,604,636
Less: inventories, net, held for discontinued operations	-	281,245
Inventories, net, held for continuing operations	$21,063,482	$1,323,391

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

The Company wrote off inventory amounted to US$1,303,312 and US$3,358,716 during the nine months ended March 31, 2022 and 2021, respectively. The Company wrote off inventory amounted to US$401,731 and US$729,029 during the three months ended March 31, 2022 and 2021, respectively. It was due to flood disaster caused by severe typhoon weather in autumn, which resulted in the damage and death of a large number of yew trees.

NOTE 5 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	March 31, 2022	June 30, 2021

Advances to suppliers	$14,933,184	$19,375,738
Less: allowance for doubtful accounts	(14,617,066)	(10,885,264)
Advance to supplier, net	316,118	8,490,474
Less: advance to supplier, net, held for discontinued operations	-	700,348
Advance to supplier, net, held for continuing operations	$316,118	$7,790,126

Advances to suppliers consist of mainly payments to suppliers for yew trees that have not been received.

Movement of allowance for doubtful accounts is as follows:

	March 31, 2022	June 30, 2021

Beginning balance	$10,885,264	$3,342,590
Charge to expense	5,287,061	9,420,385
Less: cessation of subsidiaries and disposal of VIE	(1,788,703)	(2,374,394)
Foreign currency translation adjustments	233,444	496,683
Ending balance	$14,617,066	$10,885,264

NOTE 6 – OTHER CURRENT ASSETS

Other current assets include loans to third parties, deposits, advances to employees, prepaid expenses and others. During the nine months ended March 31, 2022, the Company entered into three of short-term loan agreements with the Company’s external business partners in an amount of US$12,200,000 for their working capital for one year, with a maturity date of July 25, 2022, September 18, 2022 and September 14, 2022, respectively. The loans bore a fixed annual interest rate of 6.0% and 10.0%. The Company recorded interest income amounted to US$700,153 and US$288,986 during the nine and three months ended March 31, 2022. The Company periodically reviewed the loans to the third parties as to whether their carrying values remain realizable. The Company believes that the risk associated with the above loans are relatively low based on the evaluation of the creditworthiness of the third-party debtors and the relationships with them.

Movement of allowance for doubtful accounts is as follows:

	March 31, 2022	June 30, 2021

Beginning balance	$635,502	$452,471
Charge to expense	149,503	158,335
Less: cessation of subsidiaries and disposal of VIE	-	-
Foreign currency translation adjustments	(141)	24,696
Ending balance	$784,864	$635,502

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2022	June 30, 2021

Buildings	$1,909,661	$8,242,357
Machinery and equipment	28,886	688,979
Motor vehicles	146,883	63,090
Office equipment	186,430	243,543
Leasehold improvement	196,771	-
Farmland leasehold improvements	3,315,954	3,256,339
	5,784,585	12,494,308
Less: accumulated depreciation and amortization	(3,472,618)	(6,556,839)
Total property and equipment, net	2,311,967	5,937,469
Less: property and equipment, net, held for discontinued operations	-	3,683,525
Property and equipment, net held for continuing operations	$2,311,967	$2,253,944

Depreciation and amortization expense charged to the continuing operations was US$284,901 and US$239,121 for the nine months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$207,115 for the nine months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization expense charged to the continuing operations was US$70,170 and US$81,881 for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$53,630 for the three months ended March 31, 2022 and 2021, respectively.

Farmland leasehold improvements consisted of following:

	March 31, 2022	June 30, 2021

Blueberry farmland leasehold improvements	$2,547,463	$2,501,664
Yew tree planting base reconstruction	285,410	280,279
Greenhouse renovation	483,081	474,396
Total farmland leasehold improvements	3,315,954	3,256,339
Less: farmland leasehold improvement, held for discontinued operations	-	-
Total farmland leasehold improvement, held for continuing operations	$3,315,954	$3,256,339

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

	March 31, 2022	June 30, 2021

Land use rights	$-	$1,722,396
Less: accumulated amortization	-	(448,134)
Total land use rights, net	-	1,274,262
Less: land use rights, net, held for discontinued operations	-	1,274,262
Land use rights, net, held for continuing operations	$-	$-

For the nine months ended March 31, 2022 and 2021, amortization expenses from the continuing operations were both US$ nil. For the nine months ended March 31, 2022 and 2021, the Company recognized amortization expenses from the discontinued operations of US$ nil and US$28,822, respectively.

For the three months ended March 31, 2022 and 2021, amortization expenses from the continuing operations were both US$ nil. For the three months ended March 31, 2022 and 2021, the Company recognized amortization expenses from the discontinued operations of US$ nil and US$9,840, respectively.

NOTE 9 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. During the nine months ended March 31, 2022, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

NOTE 10 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. The Company’s discontinued operations, Ankang Longevity Group recorded US$ nil and a loss of US$3,753,280 for the nine months ended March 31, 2022 and 2021, respectively, and US$ nil and a loss of US$1,777,551 for the three months ended March 31, 2022 and 2021, respectively, from the investments, which was included in “Loss from discontinued operations, net of taxes” in the unaudited condensed consolidated statements of loss and comprehensive loss (See Note 14). On March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021.

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the nine and three months ended March 31, 2022 and 2021, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

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

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company recorded a loss of US$16,153 and a loss of US$ nil for the nine and three months ended March 31, 2022 from the investment, respectively, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment as of December 31, 2021.

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.75 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of March 31, 2022, a total of US$0.75 million was fully injected by the Company. The Company recorded a loss of US$140,082 and a loss of US$49,247 for the nine and three months ended March 31, 2022 from the investment, respectively, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss.

On January 18, 2022, the Company entered into three share transfer agreements (the “Purchase Agreements”), respectively with Beijing Qing Chuang Technology Incubator Co., Ltd., Hangzhou Sheng Dou Shi Bio Technology Co., Ltd. and Peng He (collectively, the “Selling Shareholders”), each a shareholder of Xiang Peng You Kang (Beijing) Technology Co., Ltd. (“XPYK”), pursuant to which the Company shall acquire a total of 51% issued and outstanding equity interest of XPYK from the Selling Shareholders (the “XPYK Shares”). Under the Purchase Agreements, the Company will issue an aggregate of 700,551 shares (“Company Shares”) of its common stock valued at a per share price of $8 (subject to the terms and conditions of the Purchase Agreements) as the consideration for the XPYK Shares. As the date of this report, no share has been issued and no equity interest of XPYK has been acquired by the Company.

On January 30, 2022, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with Weifang Jianyi Medical Devices Co., Ltd. (“WJM”), a leading Chinese medical device company based in Shandong Province, China, pursuant to which the Company and WJM shall jointly manufacture and sell nuclear medical imaging devices (the “Joint Project”), including PET, PET-CT, and PET-MRI. Under the Cooperation Agreement, the Company will provide working capital and manufacturing facilities while WJM shall contribute patented and unpatented technologies and know-how, medical device manufacturing permits, skilled engineers and project managers to produce such nuclear medical imaging devices. The term of the Cooperation Agreement shall be three (3) years commencing from January 30, 2022. In accordance with the Cooperation Agreement, WJM shall be entitled to 30% of the net income generated by the Joint Project while the Company shall be entitled to 70% of the net income thereof and bear 100% of the net losses of the Joint Project. In addition, the Company and WJM shall manage the Joint Project jointly with WJM making the budgets and the Company approving such budgets. Furthermore, the Cooperation Agreement provides that the Company shall receive any and all of the intellectual property rights to be developed as a result of the Joint Project. As the date of this report, the Joint Project has not started, and no working capital and manufacturing facilities have been provided by the Company.

The Company’s investments in unconsolidated entities consist of the following:

	March 31, 2022	June 30, 2021

Gaojing Private Fund	$609,918	$-
Total investment	609,918	-
Less: investment, held for discontinued operations	-	-
Investment, held for continuing operations	$609,918	$-

Summarized financial information of unconsolidated entities from continued operations is as follows:

	March 31, 2022	June 30, 2021

Current assets	$595,565	$-
Current liabilities	27,176	-

	For the nine months ended March 31,
	2022	2021

Net sales	$315,520	$-
Gross loss	(599)	-
Loss from operations	(493,570)	-
Net loss	(518,880)	-

Summarized financial information of unconsolidated entities from discontinued operations is as follows:

	For the nine months ended March 31,
	2022	2021

Net sales	$-	$21,199,520
Gross profit	-	1,748,858
Loss from operations	-	(4,065,801)
Net loss	-	(4,091,472)

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

The Company leases offices space under non-cancelable operating leases, with terms ranging from one to six years. In addition, the Zhisheng VIEs and Guangyuan entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit, and Chinese yew trees, fast-growing bamboo willows and scenic greening trees. The lease terms vary from 3 years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

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

	March 31, 2022	June 30, 2021

ROU lease assets	$4,346,890	$3,585,703

Operating lease liabilities – current	966,030	434,411
Operating lease liabilities – non-current	1,405,438	352,863
Total operating lease liabilities	$2,371,468	$787,274

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	6.87	7.25
Weighted average discount rate	5.30%	5.00%

Rent expenses totaled US$693,684 and US$337,128 from the continuing operations for the nine months ended March 31, 2022 and 2021, respectively. Rent expenses totaled US$229,477 and US$112,171 from the continuing operations for the three months ended March 31, 2022 and 2021, respectively.

Rent expenses were US$ nil from the discontinued operations for the nine and three months ended March 31, 2022 and 2021, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022:

Remainder of 2022	$675,437
2023	974,464
2024	827,059
2025	394,886
2026	227,617
Thereafter	1,541,996
Total lease payments	4,641,459
Less: imputed interest	(365,741)
Less: prepayments	(1,904,250)
Present value of lease liabilities	$2,371,468

NOTE 12 - SHORT-TERM LOANS

No short-terms loan was outstanding as of March 31, 2022, as the Company disposed Ankang Group on July 5, 2021.

Short-term loans as of June 30, 2021 consisted of the following:

Lender	June 30, 2021	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a^	1,548,502	2022/2/27	5.66%
Agricultural Bank of China-b#	309,700	2022/9/1	5.66%
Total short-term loans	1,858,202
Less: short-term loans, held for discontinued operations	1,858,202
Short-term loans, held for continuing operations	$-

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

^	Upon the original maturity date of February 27, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to February 27, 2022 with the same interest rate of 5.66% per annum.

#	Upon the original maturity date of September 1, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to September 1, 2022 with the same interest rate of 5.66% per annum.

Interest expenses from continuing operations were US$ nil for the nine and three months ended March 31, 2022 and 2021, respectively.

The Company recorded interest expenses from discontinued operations of US$ nil and US$88,894 for the nine months ended March 31, 2022 and 2021, respectively. The annual weighted average interest rates from discontinued operations were nil and 5.36% for the nine months ended March 31, 2022 and 2021, respectively.

The Company recorded interest expenses from discontinued operations of US$ nil and US$25,627 for the three months ended March 31, 2022 and 2021, respectively. The annual weighted average interest rates from discontinued operations were nil and 5.50% for the three months ended March 31, 2022 and 2021, respectively.

NOTE 13 - ACQUISITION

Acquisition of Tianjin Taijite

On December 12, 2016, the Company entered into a merger and acquisition agreement with Tianjin Tajite, a professional e-commerce company distributing Luobuma fabric commodities and branded products of Daiso 100-yen shops, based in Tianjin, China, to acquire 51% equity interests in Tianjin Tajite.

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

During the nine months ended March 31, 2022, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil in the nine and three months ended March 31, 2022.

The Company has included the operating results of Guangyuan in its unaudited condensed consolidated financial statements since the Acquisition Date. US$22,331 in net sales and US$694,051 in net loss of Tianjin Guangyuan were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2022. US$22,331 in net sales and US$71,250 in net loss of Tianjin Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2022.

NOTE 14 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of March 31, 2022 and June 30, 2021, the outstanding amounts due from related parties consisted of the following:

	March 31, 2022	June 30, 2021

Yang Bin	$47,306	$46,454
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	-	23,228
Wang Qiwei	63,864	62,716
Shanghai Gaojing Private Fund Management (b.)	454,133	-
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (c.)	1,790,136	-
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (d.)	4,834,140	-
Total due from related parties	7,189,579	132,398
Less: due from related parties, held for discontinued operations	-	-
Due from related parties, held for continuing operations	$7,189,579	$132,398

a.	This company is wholly owned by one of the Company’s senior managements.

b.	The Company owns 32% equity interest in this company. (Note 10)

c.	On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. to with an amount of US$1,734,536 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$55,600 as of March 31, 2022. Interest income were US$55,062 and US$25,544 for the nine and three months ended March 31, 2022 and 2021, respectively.

d.	On October 28, 2021, the Company entered into a loan agreement with Zhongjian (Qingdao) International Logistics Development Co., Ltd. to with an amount of US$4,714,785 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$119,355 as of March 31, 2022. Interest income were US$118,201 and US$69,297 for the nine and three months ended March 31, 2022 and 2021, respectively.

Due to Related Parties

As of March 31, 2022 and June 30, 2021, the Company had related party payables of US$4,103,960 and US$1,159,407, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	March 31, 2022	June 30, 2021

Wu Yang	$100,997	$99,183
Wang Sai	81	91,433
Zhou Guocong	-	551,314
Li Baolin	236,528	232,275
Zhao Min	289,397	185,202
Zhou Shunfang	3,476,957	-
Total due to related parties	4,103,960	1,159,407
Less: due to related parties, held for discontinued operations	-	-
Due to related parties, held for continuing operations	$4,103,960	$1,159,407

Sales to Related Parties

For the nine months ended March 31, 2022 and 2021, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 10), of US$ nil and US$1,606,448 for the nine months ended March 31, 2022 and 2021, respectively, and US$ nil and US$311,249 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and June 30, 2021, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$ nil and US$551,237, respectively.

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

On July 16, 2021, the Company entered into a Securities Purchase Agreement (the “July Agreement”) pursuant to which the Company issued two unsecured convertible promissory notes with a one-year maturity term (the “Notes”) to the same Investor. The first convertible promissory note (“Note #1”) has an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note (“Note #2”) has an original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000.

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

As of March 31, 2022, the Company received principal in full from the Investor. For the nine months ended March 31, 2022, a total of US$1,142,215 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss. For the three months ended March 31, 2022, a total of US$287,897 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss.

As of March 31, 2022, shares of the Company’s common stock totaling 1,695,877 were issued by the Company to the Investor equaling principal and interests amounted to US$7,250,000, and the Notes balance was US$14,092,753, with a carrying value of US$14,438,760, net of deferred financing costs of US$346,007 was recorded in the accompanying unaudited condensed consolidated balance sheets.

NOTE 16 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs and Xinjiang Taihe receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged.

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

i) The components of the income tax expenses were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2022	2021	2022	2021
Current income tax benefit	$(6,507)	$-	$(29)	$(83,106)
Deferred income tax provision	-	-	-	-
Total income tax benefit	$(6,507)	$-	$(29)	$(83,106)
Less: income tax benefit, held for discontinued operations	-	-	-	(78,576)
Income tax benefit, held for continuing operations	$(6,507)	$-	$(29)	$(4,530)

	March 31, 2022	June 30, 2021
Deferred tax assets:
Allowance for doubtful accounts	$1,172,838	$951,136
Inventory reserve	343,896	306,308
Net operating loss carry-forwards	562,696	552,579
Total	2,079,430	1,810,023
Valuation allowance	(2,079,430)	(1,810,023)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	(290,929)	(285,699)
Total deferred tax liability	(290,929)	(285,699)
Deferred tax liability, net	(290,929)	(285,699)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(290,929)	$(285,699)

Movement of the valuation allowance:

	March 31, 2022	June 30, 2021

Beginning balance	$1,810,023	$1,185,655
Current year/period addition	236,270	512,028
Exchange difference	33,137	112,340
Ending balance	2,079,430	1,810,023
Less: valuation allowance, held for discontinued operations	-	(1,362,329)
Valuation allowance, held for continuing operations	$2,079,430	$447,694

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2022 and 2021, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	March 31, 2022	June 30, 2021

Income tax payable	$1,572,891	$3,376,499
Value added tax payable	45,329	73,390
Business tax and other taxes payable	3,136	8,573
Total tax payable	1,621,356	3,458,462
Less: tax payable, held for discontinued operations	-	(1,743,673)
Tax payable, held for continuing operations	$1,621,356	$1,714,789

Income tax payable - current portion	$1,114,915	$2,952,021
Less: income tax payable - current portion, held for discontinued operations	-	(1,743,673)
Income tax payable - current portion, held for continuing operations	$1,114,915	$1,208,348

Income tax payable - noncurrent portion	$506,441	$506,441
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$506,441	$506,441

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of March 31, 2022 and June 30, 2021, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of March 31, 2022.

On December 6, 2021, the Company entered into a securities purchase agreement with GHS Investments, LLC (“GHS”). Under the Purchase Agreement, the Company sold GHS 291,775 shares of its common stock at a per share purchase price of $6.8546 for gross proceeds of $2,000,000. After the deduction of issuance cost, the Company received net proceeds of US$1,970,000.

NOTE 18 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$15,473,414 and US$16,333,102 as of March 31, 2022 and June 30, 2021, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$12,676,416 as of March 31, 2022 and June 30, 2021, respectively.

During the nine and three months ended March 31, 2022 and 2021, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2022, five customers accounted for approximately 76% of the Company’s total sales from the continuing operations, respectively. For the three months ended March 31, 2022, five customers accounted for approximately 81% of the Company’s total sales from the continuing operations, respectively. At March 31, 2022, four customers accounted for approximately 75% of the Company’s accounts receivable from the continuing operations.

For the nine months ended March 31, 2021, three customers accounted for approximately 62% of the Company’s total sales from the continuing operations. For the three months ended March 31, 2021, five customers accounted for approximately 81% of the Company’s total sales from the continuing operations. For the nine months ended March 31, 2021, six customers accounted for approximately 100% of the Company’s total sales from the discontinued operations. For the three months ended March 31, 2021, six customers accounted for approximately 100% of the Company’s total sales from the discontinued operations.

For the nine months ended March 31, 2022, one vendor accounted for approximately 92% of the Company’s total purchases from the continuing operations. For the three months ended March 31, 2022, two vendors accounted for approximately 83% and 17% of the Company’s total purchases from the continuing operations, respectively.

For the nine months ended March 31, 2021, one vendor accounted for approximately 95% of the Company’s total purchases from the continuing operations, respectively. For the three months ended March 31, 2021, two vendors accounted for approximately 89% and 11% of the Company’s total purchases from the continuing operations, respectively. For the nine months ended March 31, 2021, six vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively. For the three months ended March 31, 2021, six vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively.

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

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trail, the Company required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of March 31, 2022, the Company accrued a total sum of US$784,120 (approximately RMB 5.0 million) for this lawsuit. The Company made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trail of this litigation.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. The Company anticipates moving to dismiss the counterclaims in June, 2022. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of March 31, 2022, the total unpaid restricted shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

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

The following table presents summarized information by segment for the nine months ended March 31, 2022:

	For the nine months ended March 31, 2022
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$43,289	$1,937,137	$1,980,426	$-	$1,980,426
Cost of revenue and related business and sales tax	153,508	3,610,896	3,764,404	-	3,764,404
Gross loss	(110,219)	(1,673,759)	(1,783,978)	-	(1,783,978)
Gross loss %	(254.6)%	(86.4)%	(90.1)%	-	(90.1)%

The following table presents summarized information by segment for the nine months ended March 31, 2021:

	For the nine months ended March 31, 2021
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$96,477	$2,338,961	$2,435,438	$6,761,663	$9,197,101
Cost of revenue and related business and sales tax	287,629	5,870,789	6,158,418	5,792,488	11,950,906
Gross profit (loss)	(191,152)	(3,531,828)	(3,722,980)	969,175	(2,753,805)
Gross profit (loss) %	(198.1)%	(151.0)%	(152.9)%	14.3%	(29.9)%

The following table presents summarized information by segment for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$8,521	$609,573	$618,094	$-	$618,094
Cost of revenue and related business and sales tax	3,203	1,107,633	1,110,836	-	1,110,836
Gross profit (loss)	5,318	(498,060)	(492,742)	-	(492,742)
Gross profit (loss) %	62.4%	(81.7)%	(79.7)%	-	(79.7)%

The following table presents summarized information by segment for the three months ended March 31, 2021:

	For the three months ended March 31, 2021
	Continuing Operations			Discontinued Operations
	Luobuma	Other agricultural		Herbal
	products	products	Total	products	Total
Segment revenue	$23,468	$614,331	$637,799	$1,352,938	$1,990,737
Cost of revenue and related business and sales tax	157,001	1,498,469	1,655,470	1,342,583	2,998,053
Gross profit (loss)	(133,533)	(884,138)	(1,017,671)	10,355	(1,007,316)
Gross profit (loss) %	(569.0)%	(143.9)%	(159.6)%	0.8%	(50.6)%

Total assets as of March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022	June 30, 2021

Luobuma products	$31,999,863	$3,849,675
Other agricultural products	39,874,605	32,766,151
Herbal products	-	24,702,773
Total assets	71,874,468	61,318,599
Less: total assets held for discontinued operations	-	(24,702,773)
Total assets, held for continuing operations	$71,874,468	$36,615,826

NOTE 21 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2022 and 2021.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of March 31, 2022 and June 30, 2021 consist of the following:

	March 31, 2022	June 30, 2021
Assets of discontinued operation:
Current assets:
Cash	$-	$12,681,483
Accounts receivables	-	3,473,057
Inventories, net	-	281,245
Advances to suppliers, net	-	700,348
Other current assets	-	2,523,609
Total current assets of discontinued operation	-	19,659,742

Property and equipment, net	-	3,683,525
Land use right, net of accumulated amortization	-	1,274,262
Investments	-	-
Long-term deposit and other noncurrent assets	-	85,244
Total assets of discontinued operation	$-	$24,702,773

Liabilities of discontinued operation:
Current liabilities:
Short-term loans	$-	$1,858,202
Accounts payable	-	46,948
Other payables and accrued expenses	-	1,218,111
Taxes payable	-	1,743,673
Total liabilities of discontinued operation	$-	$4,866,934

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021

REVENUE	$-	$6,761,663	$-	$1,352,938

COST OF REVENUE
Cost of product and services	-	5,767,915	-	1,336,937
Business and sales related tax	-	24,573	-	5,646
Total cost of revenue	-	5,792,488	-	1,342,583

GROSS PROFIT	-	969,175	-	10,355

OPERATING EXPENSES
General and administrative expenses	-	7,009,778	-	3,038,177
Selling expenses	-	52,764	-	21,355
Total operating expenses	-	7,062,542	-	3,059,532

LOSS FROM OPERATIONS	-	(6,093,367)	-	(3,049,177)

OTHER EXPENSE
Loss from equity method investments	-	(3,753,280)	-	(1,777,551)
Other expense, net	-	(2,154,151)	-	(30,043)
Interest expense net	-	(51,034)	-	(8,822)
Total other expense	-	(5,958,465)	-	(1,816,416)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	(12,051,832)	-	(4,865,593)

BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-	-	(78,576)

NET LOSS FROM DISCONTINUED OPERATIONS FROM ANKANG GROUP	-	(12,051,832)	-	(4,787,017)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(3,135,237)	-	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	(3,135,237)	(12,051,832)	-	(4,787,017)

Net loss attributable to non-controlling interest	-	(702,995)	-	(253,275)

NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$(3,135,237)	$(11,348,837)	$-	$(4,533,742)

NOTE 22 - SUBSEQUENT EVENTS

On April 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Jing Wang (the “Investor”). Under the Purchase Agreement, the Company will sell to the Investor, up to 973,451 shares (the “Shares”) of its common stock at a per share purchase price of $2.26 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to $2,200,000 which were fully received, and the Shares were issued to the Investor on April 18, 2022.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 16, 2022, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 30, 2021 (the “Annual Report”). Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

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

We use our subsidiaries and the VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Our health and well-being focused plant-based products business is divided into three major segments:

Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products - This segment is conducted through Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), a Chinese company formerly under contractual control by the Company which operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, China, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owns a factory specializing in decoction, which is the process by which solid materials are heated or boiled in order to extract liquids, and distributes decoction products to wholesalers and pharmaceutical companies around China.

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the control of 100% of equity interests in Guangyuan, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2022 and 2021.

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

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company anticipates using the proceeds for general working capital purposes. The Company has received the principal in full from the Investor. As of March 31, 2022, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,267,745, with a carrying value of US$3,319,034, net of deferred financing costs of US$51,289 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor. As of March 31, 2022, shares of the Company’s common stock totaling 1,695,877 were issued by the Company to the Investor equaling principal and interests amounted to US$7,250,000, and the Notes balance was US$214,892, with a carrying value of US$219,277, net of deferred financing costs of US$4,385 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor. The Company anticipates using the proceeds for general working capital purposes. As of March 31, 2022, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$10,610,116, with a carrying value of US$10,900,449, net of deferred financing costs of US$290,333 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On April 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Jing Wang (the “Investor”). Under the Purchase Agreement, the Company will sell to the Investor, up to 973,451 shares (the “Shares”) of its common stock at a per share purchase price of $2.26 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to $2,200,000 which were fully received, and the Shares were issued to the Investor on April 18, 2022.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products – We believe that the increasing demand for our agricultural products will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our growth. As of the date of this Quarterly Report, however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

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

Economic and Political Risks

Our operations are conducted primarily in the PRC and subject to special considerations and significant risks not typically associated with companies operating in North America and/or Western Europe. These include risks with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions, remittances abroad, and rates and methods of taxation, among other things.

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

As of the date of this report, due to the recent resurgence of COVID-19 cases in China, our headquarter in Beijing was closed down on April 25, 2022 and is expected to resume its business in early June 2022. Meanwhile, the business of our subsidiaries and VIEs was also negatively affected during this period, including but not limited to the execution of our sales contract and fulfillment of customer orders and the collection of the payments from customers in a timely manner. The resurgence of COVID-19 impact on our operating results and financial performance seems to be temporary, we will continue to monitor and modify the operating strategies in response to the COVID-19. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our unaudited condensed consolidated financial statements are released .

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

Use of Estimates

Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, advances to suppliers, deferred taxes and inventory reserves. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2022 and June 30, 2021, the allowance for doubtful accounts from the continuing operations was US$7,038,542 and US$5,959,887, respectively. As of March 31, 2022 and June 30, 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2022 and June 30, 2021, the inventory reserve from the continuing operations was US$1,332,435 and US$1,229,158, respectively. As of March 31, 2022 and June 30, 2021, the inventory reserve from the discontinued operations were both US$ nil.

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

Results of Operations for the Nine Months Ended March 31, 2022 and 2021

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,		Variance
	2022	2021	Amount	%
Revenue	$1,980,426	$2,435,438	$(455,012)	(18.68)%
Cost of revenue	3,764,404	6,158,418	(2,394,014)	(38.87)%
Gross loss	(1,783,978)	(3,722,980)	1,939,002	(52.08)%
General and administrative expenses	12,724,864	6,615,282	6,109,582	92.36%
Selling expenses	34,376	34,106	270	0.79%
Impairment loss of distribution rights	1,140,551	-	1,140,551	100.00%
Loss from operations	(15,683,769)	(10,372,368)	(5,311,401)	51.21%
Impairment loss on an unconsolidated entity	(149,790)	-	(149,790)	100.00%
Loss from equity method investments	(156,235)	-	(156,235)	100.00%
Other income (loss), net	(5,731)	87,883	(93,614)	(106.52)%
Amortization of debt issuance costs	(1,142,215)	-	(1,142,215)	100.00%
Interest income, net	232,644	20,057	212,587	1,059.91%
Loss before income tax provision from continuing operations	(16,905,096)	(10,264,428)	(6,640,668)	64.70%
Benefit for income taxes	(6,507)	-	(6,507)	100.00%
Net loss from continuing operations	(16,898,589)	(10,264,428)	(6,634,161)	64.63%
Net loss from discontinued operations	(3,135,237)	(12,051,832)	8,916,595	(73.99)%
Net loss	$(20,033,826)	$(22,316,260)	$2,282,434	(10.23)%
Comprehensive loss attributable to Shineco Inc.	$(19,060,297)	$(16,751,239)	$(2,309,058)	13.78%

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

The following table sets forth the breakdown of our revenue for each of the two segments from the continuing operations, for the nine months ended March 31, 2022 and 2021, respectively:

	Nine Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$43,289	2.19%	$96,477	3.96%	$(53,188)	(55.13)%
Other agricultural products	1,937,137	97.81%	2,338,961	96.04%	(401,824)	(17.18)%
Total Amount	$1,980,426	100.00%	$2,435,438	100.00%	$(455,012)	(18.68)%

For the nine months ended March 31, 2022 and 2021, revenue from sales of Luobuma products was US$ 43,289 and US$ 96,477, respectively, which represented a decrease of US$ 53,188, or 55.13%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, now we mainly focused on clearing off our remaining old stocks, hence, we offered more price discounts in order to get more customer orders. As a result, our overall sales decreased during the nine months ended March 31, 2022 as compared to the same period in 2021.

For the nine months ended March 31, 2022 and 2021, revenue from sales of other agricultural products was US$ 1,937,137 and US$ 2,338,961, respectively, representing a decrease of US$ 401,824, or 17.18%. The decrease was mainly due to the decline of sales volume of yew trees during the nine months ended March 31, 2022 as compared to the same period in 2021. As our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$153,507	4.08%	$287,613	4.67%	$(134,106)	(46.63)%
Other agricultural products	3,606,068	95.79%	5,866,278	95.26%	(2,260,210)	(38.53)%
Business and sales related tax	4,829	0.13%	4,527	0.07%	302	6.67%
Total Amount	$3,764,404	100.00%	$6,158,418	100.00%	$(2,394,014)	(38.87)%

For the nine months ended March 31, 2022 and 2021, cost of revenue from sales of our Luobuma products was US$ 153,507 and US$ 287,613, respectively, representing a decrease of US$ 134,106, or 46.63%. The decrease was mainly due to the decreased allowance we accrued for our slow-moving inventories amounted to US$ 89,944 on our remaining old stocks during the nine months ended March 31, 2022.

For the nine months ended March 31, 2022 and 2021, cost of revenue from sales of other agricultural products was US$ 3,606,068 and US$ 5,866,278, respectively, representing a decrease of US$ 2,260,210, or 38.53%. The decrease was mainly due to less stock written off during the nine months ended March 31, 2022. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period, which resulted in the damage and death of a large number of yew trees, we wrote off a large amount of our inventory during the nine months ended March 31, 2021.

Gross Loss

The following table sets forth the breakdown of the gross loss for each of our two segments from the continuing operations, for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$(110,219)	6.18%	$(191,152)	5.13%	$80,933	(42.34)%
Other agricultural products	(1,673,759)	93.82%	(3,531,828)	94.87%	1,858,069	(52.61)%
Total Amount	$(1,783,978)	100.00%	$(3,722,980)	100.00%	$1,939,002	(52.08)%

Gross loss from Luobuma product sales decreased by US$ 80,933 or 42.34%, for the nine months ended March 31, 2022 as compared to the same period in 2021. The decrease was due to the decreased allowance we accrued for our slow-moving inventories during the nine months ended March 31, 2022 as mentioned above. During the nine months ended March 31, 2022, our gross loss was US$ 110,219, mainly due to the allowance we accrued for our slow-moving inventories amounting to US$ 126,685. The gross loss was also due to the reduced selling prices of our Luobuma products and we sold some of our products below their original costs, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the nine months ended March 31, 2022.

Gross loss from sales of other agricultural products decreased by US$ 1,858,069, or 52.61%, for the nine months ended March 31, 2022 as compared to the same period in 2021. During the nine months ended March 31, 2022, our gross loss was US$ 1,673,759, the decrease in gross loss was mainly due to less stock written off during the nine months ended March 31, 2022 as mentioned above.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2022 and 2021, respectively:

	Nine Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
General and administrative expenses	$12,724,864	91.54%	$6,615,282	99.49%	$6,109,582	92.36%
Selling expenses	34,376	0.25%	34,106	0.51%	270	0.79%
Impairment loss of distribution rights	1,140,551	8.21%	-	-	1,140,551	100.00%
Total Amount	$13,899,791	100.00%	$6,649,388	100.00%	$7,250,403	109.04%

General and Administrative Expenses

For the nine months ended March 31, 2022, our general and administrative expenses were US$ 12,724,864, representing an increase of US$ 6,109,582, or 92.36%, as compared to the same period in 2021. The increase was mainly due to an increase in bad debt expenses of US$ 1,918,968 during the nine months ended March 31, 2022. Due to the COVID-19 outbreak in China, many of our customers’ businesses were adversely affected during this period, which resulted in slow collection of our receivables and utilization of our advances to vendors, and we recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors. Meanwhile, the increase was also due to the increased general and administrative expenses from our newly acquired VIE, Guangyuan during the nine months ended March 31, 2022. The increase was also due to increased professional service fees in relation to the Company’s issuance of common stock and convertible notes, increased compensation expenses in relation to the Company’s lawsuit, increased rental expenses as the Company leased a new office in downtown area, the impairment of the Company’s right of use assets as well as the increased salary related expenses during the nine months ended March 31, 2022.

Impairment Loss of Distribution Rights

For the nine months ended March 31, 2022, our impairment loss of distribution right was US$ 1,140,551. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the nine months ended March 31, 2022, the management performed evaluation on the impairment of distribution rights. Due to the lower than expected revenue and profit, and unfavorable business environment, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Impairment Loss on An Unconsolidated Entity

For the nine months ended March 31, 2022, our impairment loss on an unconsolidated entity was US$ 149,790. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Loss from Equity Method Investments

Our newly acquired VIE, Guangyuan has a 20% equity interest in Yushe Pharmaceutical, and we recorded a loss of US$ 16,153 for the nine months ended March 31, 2022 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.74 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$ 140,082 for the nine months ended March 31, 2022 from this investment.

Amortization of Debt Issuance Costs

For the nine months ended March 31, 2022, our amortization of debt issuance costs expenses was US$ 1,142,215, representing an increase of 100.00%, as compared to the same period in 2021. The increase in was attributable to the amortization of debt issuance costs during the nine months ended March 31, 2022 on the convertible notes issued by us.

Interest Income, Net

For the nine months ended March 31, 2022, our net interest income was US$ 232,644, representing an increase of US$ 212,587, or 1,059.91%, as compared to net interest income of US$ 20,057 in the same period in 2021. The increase was attributable to the increased interest income generated from loans to third parties and related parties, the increase was partial offset by the interest expense incurred for the convertible notes issued by us.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$ 16,898,589 for the nine months ended March 31, 2022, an increase of US$ 6,634,161, or 64.63%, from net loss from continuing operations of US$ 10,264,428 for the nine months ended March 31, 2021. The increase in net loss was primarily a result of the increase in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang. We had a total net loss from discontinued operations of US$ 3,135,237 for the nine months ended March 31, 2022 as compared to a total net loss from discontinued operations of US$ 12,051,832 for the same period in 2021.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of loss and comprehensive loss is as follows:

	Nine Months Ended March 31,
	2022	2021
Revenues	$-	$6,761,663
Cost of revenues	-	5,792,488
Gross profit	-	969,175
Operating expenses	-	7,062,542
Other expenses, net	-	(5,958,465)
Loss before income tax	-	(12,051,832)
Provision for income tax expense	-	-
Net loss from discontinued operations	-	(12,051,832)
Loss from disposal	(3,135,237)	-
Total net loss from discontinued operations	$(3,135,237)	$(12,051,832)

Net Loss

Our net loss was US$ 20,033,826 for the nine months ended March 31, 2022, a decrease of US$ 2,282,434 or 10.23%, from a net loss of US$ 22,316,260 for the same period in 2021. The decrease in net loss was primarily a result of the decreased net loss from discontinued operations, which partially offset by the increase net loss from continuing operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$ 19,071,477 for the nine months ended March 31, 2022, an increase of US$ 1,667,080 from a comprehensive loss of US$ 17,404,397 for the same period in 2021. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 19,060,297 for the nine months ended March 31, 2022, compared to a comprehensive loss attributable to us in the amount of US$ 16,751,239 for the nine months ended March 31, 2021. The increase of comprehensive loss was due to the decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, which partially offset by the decrease in net loss as mentioned above.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Overview

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Variance
	2022	2021	Amount	%
Revenue	$618,094	$637,799	$(19,705)	(3.09)%
Cost of revenue	1,110,836	1,655,470	(544,634)	(32.90)%
Gross loss	(492,742)	(1,017,671)	524,929	(51.58)%
General and administrative expenses	2,218,398	1,978,762	239,636	12.11%
Selling expenses	16,044	11,170	4,874	43.63%
Loss from operations	(2,727,184)	(3,007,603)	280,419	(9.32)%
Loss from equity method investment	(49,247)	-	(49,247)	100.00%
Other income (expenses), net	(7,174)	1,967	(9,141)	(464.72)%
Amortization of debt issuance costs	(287,897)	-	(287,897)	100.00%
Interest income, net	165,505	8,370	157,135	1,877.36%
Loss before income tax provision from continuing operations	(2,905,997)	(2,997,266)	91,269	(3.05)%
Benefit for income taxes	(29)	(4,530)	4,501	(99.36)%
Net loss from continuing operations	(2,905,968)	(2,992,736)	86,768	(2.90)%
Net loss from discontinued operations	-	(4,787,017)	4,787,017	(100.00)%
Net loss	$(2,905,968)	$(7,779,753)	$4,873,785	(62.65)%
Comprehensive loss attributable to Shineco Inc.	$(2,743,234)	$(7,670,578)	$4,927,344	(64.24)%

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

The following table sets forth the breakdown of our revenue for each of the two segments from the continuing operations, for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$8,521	1.38%	$23,468	3.68%	$(14,947)	(63.69)%
Other agricultural products	609,573	98.62%	614,331	96.32%	(4,758)	(0.77)%
Total Amount	$618,094	100.00%	$637,799	100.00%	$(19,705)	(3.09)%

For the three months ended March 31, 2022 and 2021, revenue from sales of Luobuma products was US$ 8,521 and US$ 23,468, respectively, which represented a decrease of US$ 14,947, or 63.69%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products and mainly focused on clearing off our remaining old stocks, hence, we offered more price discounts in order to get more customer orders. As a result, our overall sales decreased during the three months ended March 31, 2022 as compared to the same period in 2021.

For the three months ended March 31, 2022 and 2021, revenue from sales of other agricultural products was US$ 609,573 and US$ 614,331, respectively, which remained relatively stable with a slight decrease of US$ 4,758, or 0.77%.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$3,202	0.29%	$157,001	9.49%	$(153,799)	(97.96)%
Other agricultural products	1,106,062	99.57%	1,496,955	90.42%	(390,893)	(26.11)%
Business and sales related tax	1,572	0.14%	1,514	0.09%	58	3.83%
Total Amount	$1,110,836	100.00%	$1,655,470	100.00%	$(544,634)	(32.90)%

For the three months ended March 31, 2022 and 2021, cost of revenue from sales of our Luobuma products was US$ 3,202 and US$ 157,001, respectively, representing a decrease of US$ 153,799, or 97.96%. The decrease was mainly due to the decreased allowance we accrued for our slow-moving inventories amounted to US$ 128,543 on our remaining old stocks during the three months ended March 31, 2022.

For the three months ended March 31, 2022 and 2021, cost of revenue from sales of other agricultural products was US$ 1,106,062 and US$ 1,496,955, respectively, representing a decrease of US$ 390,893, or 26.11%. The decrease was mainly due to less stock written off during the three months ended March 31, 2022. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period, which resulted in the damage and death of a large number of yew trees, we wrote off a large amount of our inventory during the three months ended March 31, 2021.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our two segments from the continuing operations, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$5,318	(1.08)%	$(133,533)	13.12%	$138,851	(103.98)%
Other agricultural products	(498,060)	101.08%	(884,138)	86.88%	386,078	(43.67)%
Total Amount	$(492,742)	100.00%	$(1,017,671)	100.00%	$524,929	(51.58)%

Gross profit from Luobuma product sales increased by US$ 138,851, or 103.98%, for the three months ended March 31, 2022 as compared to the same period in 2021. During the three months ended March 31, 2022, our gross profit was US$ 5,318, mainly due to the decreased allowance we accrued for our slow-moving inventories during the three months ended March 31, 2022 as mentioned above. The increase in gross profit was partially offset by the reduced selling prices of our Luobuma products and we sold some of our products below their original costs, as we gave more promotion and price discounts in order to attract more customers and clear our remaining old stocks during the three months ended March 31, 2022.

Gross loss from sales of other agricultural products decreased by US$ 386,078, or 43.67%, for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was mainly due to the decrease inventory written off during the three months ended March 31, 2022 as mentioned above.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,				Variance
	2022	%	2021	%	Amount	%
General and administrative expenses	$2,218,398	99.28%	$1,978,762	99.44%	$239,636	12.11%
Selling expenses	16,044	0.72%	11,170	0.56%	4,874	43.63%
Total Amount	$2,234,442	100.00%	$1,989,932	100.00%	$244,510	12.29%

General and Administrative Expenses

For the three months ended March 31, 2022, our general and administrative expenses were US$ 2,218,398, representing an increase of US$ 239,636, or 12.11%, as compared to the same period in 2021. The increase was mainly due to the increased professional service fees in relation to the Company’s issuance of common stock, increased rental expenses as we leased a new office in downtown area, as well as the increased salary related expenses, which was partially offset by a decrease in bad debt expenses during the three months ended March 31, 2022.

Loss from Equity Method Investments

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Gaojing Private Fund, a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$ 0.74 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$ 49,247 for the three months ended March 31, 2022 from this investment.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2022, our amortization of debt issuance costs expenses was US$ 287,897, representing an increase of 100.00%, as compared to the same period in 2021. The increase in was attributable to the amortization of debt issuance costs during the three months ended March 31, 2022 on the convertible notes issued by us.

Interest Income, Net

For the three months ended March 31, 2022, our net interest income was US$ 165,505, representing an increase of US$ 157,135, or 1,877.36%, as compared to net interest income of US$ 8,370 in the same period in 2021. The increase was attributable to the increased interest income generated from loans to third parties and related parties, the increase was partial offset by the interest expense incurred for the convertible notes issued by us.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$ 2,905,968 for three months ended March 31, 2022, a slight decrease of US$ 86,768, or 2.90%, from net loss from continuing operations of US$ 2,992,736 for three months ended March 31, 2021. The decrease in net loss was primarily a result of the decrease in gross loss, partially offset by the increased general and administrative expenses, and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang. We had a total net loss from discontinued operations of US$ nil for the three months ended March 31, 2022 as compared to a total net loss from discontinued operations of US$ 4,787,017 for the same period in 2021.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of loss and comprehensive loss is as follows:

	Three Months Ended March 31,
	2022	2021
Revenues	$-	$1,352,938
Cost of revenues	-	1,342,583
Gross profit	-	10,355
Operating expenses	-	3,059,532
Other expenses, net	-	(1,816,416)
Loss before income tax	-	(4,865,593)
Benefit for income tax expense	-	(78,576)
Net loss from discontinued operations	-	(4,787,017)
Loss from disposal	-	-
Total net loss from discontinued operations	$-	$(4,787,017)

Net Loss

Our net loss was US$ 2,905,968 for the three months ended March 31, 2022, a decrease of US$ 4,873,785 or 62.65%, from a net loss of US$ 7,779,753 for the same period in 2021. The decrease in net loss was primarily a result of the decreased net loss from discontinued operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$ 2,757,925 for the three months ended March 31, 2022, a decrease of US$ 5,186,459 from a comprehensive loss of US$ 7,944,384 for the same period in 2021. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$ 2,743,234 for the three months ended March 31, 2022, compared to a comprehensive loss attributable to us in the amount of US$ 7,670,578 for the same period in 2021. The decrease of comprehensive loss was due to the decrease in net loss as mentioned above, as well as an increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2022 and June 30, 2021, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through proceeds from short-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

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

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$ 7,981,204 and US$ 3,024,000 was outstanding as of March 31, 2022.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$ 3,170,000 and Investor gave consideration of US$ 3.0 million, reflecting original issue discount of US$ 150,000 and Investor’s legal fee of US$ 20,000. We received principal in full from the Investor. On July 16, 2021, we entered into a securities purchase agreement pursuant to which we issued two unsecured convertible promissory notes with a one-year maturity term to the same investor. The first convertible promissory note has an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has an original principal amount of US$4,200,000 and the Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. As of March 31, 2022, shares of the Company’s common stock totaling 1,695,877 were issued by the Company to the Investor equaling principal and interests amounted to US$7,250,000, and the Notes balance was US$14,092,753, with a carrying value of US$14,438,760, net of deferred financing costs of US$346,007 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

Working Capital

The following table provides the information about our working capital at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021

Current Assets	$64,594,468	$49,278,577
Current Liabilities	29,345,143	14,795,390
Working Capital	$35,249,325	$34,483,187

The working capital increased slightly by US$ 766,138, or 2.2%, as of March 31, 2022 from June 30, 2021, primarily as a result of an increase in inventories, other current assets and due from related parties, partially offset by the decrease in current assets held for discontinued operations and advances to suppliers, and an increase in other payables and accrued expenses, and convertible note payable as of March 31, 2022.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trail, we required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of March 31, 2022, we accrued a total sum of US$ 784,120 (approximately RMB 5.0 million) for this lawsuit. We made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trail of this litigation.

On November 26, 2021, we filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of our stock pursuant to stock purchase agreements they executed with us. In December, defendants filed an answer and counterclaim against us, which they amended on January 27, 2022 after we moved to dismiss their counterclaims. They claimed that we made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and money damages of at least US$ 9 million, punitive damages of US$ 10 million, plus interest, costs, and fees. We anticipate moving to dismiss the counterclaims in June, 2022. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. We intend to recover on its claims, and vigorously defend itself in this litigation. As of March 31, 2022, the total unpaid restricted shares issued to Lei Zhang and Yan Li by us was 982,500 shares, and the subscription receivable was amounted to US$ 3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

As of March 31, 2022 and June 30, 2021, we had no other material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2022 and 2021.

	Nine Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(6,755,462)	$(11,854,241)
Net cash provided by (used in) investing activities	(32,520,356)	1,252,056
Net cash provided by financing activities	25,229,718	1,764,958
Effect of exchange rate changes on cash	499,127	2,314,452
Net decrease in cash	(13,546,973)	(6,522,775)
Cash, beginning of the period	29,024,394	32,371,372
Cash, end of the period	$15,477,421	$25,848,597
Less: cash of discontinued operations - ended of the period	-	11,997,106
Cash of continuing operations - ended of the period	15,477,421	13,851,491

Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2022 was approximately US$ 6.8 million, consisting of net loss from continuing operations of US$ 16.9 million, bad debt expenses of US$ 6.4 million, stock written off due to natural disaster of US$ 1.3 million, impairment loss on distribution rights of US$ 1.1 million, and net changes in our operating assets and liabilities, which mainly included an increase in other current assets of US$ 4.4 million, partially offset by the decrease in advances to suppliers and increase in other payable. Net cash used in operating activities during the nine months ended March 31, 2021 was approximately US$ 11.9 million, consisting of net loss from continuing operations of US$ 10.3 million, bad debt expenses of US$ 4.5 million, stock written off due to natural disaster of US$ 3.4 million, and net changes in our operating assets and liabilities, which mainly included an increase in inventories of US$ 4.6 million, advances to suppliers of US$ 3.8 million, other current assets of US$ 2.4 million, and accounts receivable of US$ 2.2 million, partially offset by the increase in other payable.

Investing Activities

For the nine months ended March 31, 2022, net cash used in investing activities was US$ 32.5 million, primarily due to the disposal of Ankang of US$ 12.7 million, payment made for loans to third parties of US$ 12.2 million and payment made for loans to related parties of US$ 6.7 million. For the nine months ended March 31, 2021, net cash provided by investing activities was US$ 1.3 million due to the net cash provided by investing activities from discontinued operations.

Financing Activities

For the nine months ended March 31, 2022, net cash provided by financing activities amounted to approximately US$ 25.2 million, primarily due to proceeds from issuance of convertible note of US$ 17.0 million and proceeds from issuance of common stock of US$ 7.5 million. For the nine months ended March 31, 2021, net cash provided by financing activities amounted to approximately US$ 1.8 million due to proceeds from issuance of common stock of US$ 2.7 million, partially offset by the net cash used in financing activities from discontinued operations of US$ 0.7 million.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2022. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for certain restricted shares of the Company’s common stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They brought claims for, among others, breach of contract, breach of the covenant of good faith and fair dealing, and fraud, asserting that the Company made false and materially misleading statements, specifically regarding the sale of such shares to Lei Zhang and Yan Li and the removal of their restrictive legends. Defendants are seeking a declaratory judgment, indemnification, and money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. The Company moved to dismiss the counterclaims, and its motion was fully-submitted in April, 2022. Also in April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of $1.5 million by May 20, 2022.

The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of March 31, 2022, the total amount of unpaid restricted shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 14, 2022)
10.2	Form of Share Transfer Agreement dated January 18, 2022 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2022)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1 32.2

Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: May 16, 2022	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

