Form 10-K
period 2022-06-30
SHINECO, INC.
filed 2022-09-28
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the fiscal year ended June 30, 2022

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-37776

SHINECO, INC.
(Exact name of issuer as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Room 1001, Building T5, DaZu Square,
Daxing District, Beijing
People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (+86) 10-87227366

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	SISI	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $61,230,076.1 as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on such date of $6.64 per share, as reported on the Nasdaq Capital Market.

As of September 27, 2022, the registrant had 16,397,356 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2022

All references to “we,” “us,” “our,” “SISI,” “Company,” “registrant” or similar terms used in this report refer to Shineco, Inc., a Delaware corporation (“SISI”), including the variable interest entities (“VIEs”) and its consolidated subsidiaries, unless the context otherwise indicates. In the context of describing our business, “we,” “us,” “our,” “SISI,” “Company,” or “registrant” refers to the VIEs and their subsidiaries, unless the context otherwise indicates.

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

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily the variable interest entities (the “VIEs”). We do not have any equity ownership of the VIEs, instead we receive the economic benefits of the VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

We use our subsidiaries and the VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide plant-based health and well-being focused products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Our health and well-being focused plant-based products business is divided into the following three major segments:

Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products - This segment was conducted through Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), a Chinese company formerly under contractual arrangement with the Company which operates 66 cooperative retail pharmacies throughout Ankang Longevity Group, a city in southern Shaanxi province, China, through which we sold directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owned a factory specializing in decoction, which was the process by which solid materials are heated or boiled in order to extract liquids, and distributed decoction products to wholesalers and pharmaceutical companies around China.

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. The assets and liabilities of the entities of Ankang Longevity Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2022 and 2021. The results of operations of Ankang Longevity Group have been reclassified to “net loss from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2022 and 2021.

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We currently cultivate and sell yew mainly to group and corporate customers, but do not currently process yew into Chinese or Western medicines. This segment is conducted through the following VIEs: Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). Meanwhile, we entered the market of planting fast-growing bamboo willows and scenic greening trees through the newly acquired VIE, Guangyuan. The operations of this segment are located in the North regions of Mainland China, mostly carried out in Shanxi Province.

Providing domestic air and overland freight forwarding services - We currently provide domestic air and overland freight forwarding services by outsourcing these services to a third party. This segment is conducted through our Zhisheng VIE, Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”).

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

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this prospectus.

ShineCo, Inc. (Holding Co.)
Outside China
Inside China
100% owned sub.
Shineco Life Science Group Hongkong Co., Limited
100% owned sub.
Shineco Life Science Research Co., Ltd.
Tianjin tajite e-commerce Co., Ltd
77.4% owned sub.
Tianjin Tenet Huatai Technological Development Co.,Ltd
90% owned sub.
the other 10% is owned by the shareholder of ShinceCo
Beijing Tenet Jove Technological Development Cp., Ltd (Beijing Tenet Jove)
100%
100% VIE
Contractual agreements VIE
99.997% VIE
100% VIE
100% VIE
100% owned sub.
55% owned sub.
Yantai Zhisheng International Freight Forwarding Co., Ltd
100% owned sub.
Yantai Zhisheng International Freight Forwarding Co., Ltd Qingdao Sub.
Shineco Zhisheng (Beijing) Bio-Technology Co.,Ltd
Qingdao Zhihesheng Agricultural Produce Services Co.,Ltd
Yushe Conunty Guanyuan Forest Development Co.,Ltd
Beijing Tianyi Xinma Bio-technology Co., Ltd
Inner Mongolia Shineco Zhonghemp Biotechnology Co., Ltd. (“SZB”)

There are a number of uncertainties regarding the status of the rights of the Delaware holding company with respect to its contractual arrangements with the VIEs, its founders and owners, including whether the PRC legal system could limit our ability to enforce these contractual agreements due to uncertainties under Chinese law and jurisdictional limits.

Contractual Arrangements with Each VIE

Shineco conducts its business through a combination of contractual arrangements with PRC operating companies and equity ownership of PRC subsidiaries. Shineco uses contractual relationships since a direct investment by foreign-owned companies like Shineco is prohibited or restricted under the PRC laws because of the respective industries the four VIEs are in. Where Shineco operates its business through such contractual relationships, it is subject to risks related to such operation.

The principal regulation governing foreign ownership of businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the “Catalogue”). The Catalogue classifies various industries into three categories: encouraged, restricted and prohibited. Shineco is engaged in businesses and industries where direct foreign investment is expressly prohibited: the preparation of traditional Chinese medicines in small pieces ready for decoction.

Due, in part, to the regulations on foreign ownership of PRC businesses, neither Shineco nor our subsidiaries own any equity interest in the Zhisheng Group, with which Beijing Tenet-Jove Technological Development Co., Ltd., a Chinese company and wholly-owned subsidiary of Shineco (“WFOE”) has entered into one set of VIE agreements respectively with each following Chinese operating companies: Zhisheng Biotech, Yantai Zhisheng and Zhihesheng. In addition, as a result of the Restructuring Agreement dated June 8, 2021, WFOE entered into the series of VIE agreements with Guangyuan Forest and its shareholders on the same date. Instead of direct ownership, Shineco receives the economic benefits of each VIEs’ business operations through a series of contractual arrangements. WFOE, each of the four VIEs and their shareholders have entered into a series of contractual arrangements, also known as VIE Agreements.

Each set of the VIE Agreements is described below and consist of, for each of the Zhisheng Group and Guangyuan, (a) exclusive business cooperation agreements, (b) equity interest pledge agreements, (c) exclusive option agreements, and (d) powers of attorney. As an overview, these agreements taken together are designed to allow Shineco to manage the operations of each of the VIEs and to receive all of the net income of such VIEs in return therefor. To secure WFOE’s interest in the VIEs, the equity interest pledges and option agreements and the powers of attorney are designed to allow WFOE to step in and convert its contractual interest into an equity interest in the event we determine that doing so is warranted.

The following is a summary of the common contractual arrangements that enable us to receive substantially all of the economic benefits from the four VIEs’ operations for accounting purposes under U.S. GAAP.

Exclusive Business Cooperation Agreements

WFOE entered into an Exclusive Business Cooperation Agreement with Zhisheng Biotech, Yantai Zhisheng, Zhihesheng, and Guangyuan Forest on February 24, 2014, June 16, 2011, May 24, 2012, and June 8, 2021, respectively. WFOE is currently managing each VIE pursuant to the terms of each of the four Exclusive Business Cooperation Agreements.

Pursuant to substantially identical Exclusive Business Cooperation Agreements between each VIE and WFOE, WFOE provides each VIE with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, each VIE has granted an irrevocable and exclusive option to WFOE to purchase from such VIE, any or all of its assets, to the extent permitted under applicable PRC law. WFOE may exercise, at its sole discretion, the option to purchase from each VIE any or all of such VIE’s assets at the lowest purchase price permitted by PRC law. Should WFOE exercise such option, the parties shall enter into a separate asset transfer or similar agreement. WFOE shall own all intellectual property rights that are developed during the course of each Exclusive Business Cooperation Agreement. For services rendered to each VIE by WFOE under the agreement to which such VIE is a party, WFOE is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, which is approximately equal to the net income of such VIE.

Each Exclusive Business Cooperation Agreement shall remain in effect for ten years until it is extended or terminated by WFOE, which may be done unilaterally, except in the case of gross negligence or fraud, in which case the VIE may terminate the agreements. Pursuant to each such agreement, WFOE has absolute authority relating to the management of each VIE, including but not limited to decisions with regard to expenses, salary raises and bonuses, hiring, firing and other operational functions. Although the Exclusive Business Cooperation Agreements do not prohibit related party transactions, the audit committee of Shineco will be required to review and approve in advance any related party transactions, including transactions involving WFOE or any VIE. To continue the contractual relationship with Zhihesheng, WFOE entered into an amendment dated April 24, 2022 to the Exclusive Business Cooperation Agreement with Zhihesheng to extend the term of such Agreement for additional twenty (20) years from May 23, 2022. Similarly, to continue the contractual relationship with Yantai Zhisheng, WFOE entered into an amendment dated June 1, 2021 to the Exclusive Business Cooperation Agreement with Yantai Zhisheng to extend the term of such Agreement for additional twenty (20) years from June 15, 2021.

Equity Interest Pledge Agreements

Under the Equity Interest Pledge Agreements among the WFOE, each VIE and each group of shareholders of the VIE, the shareholders pledged all of their equity interests in each such VIE to WFOE to guarantee the performance of such VIE’s obligations under the respective Exclusive Business Cooperation Agreement. Under the terms of each agreement, in the event that the VIE or its shareholders breach their respective contractual obligations under the Exclusive Business Cooperation Agreement to which they are a party, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Each VIE’s shareholders also agreed that upon occurrence of any event of default, as set forth in the applicable Equity Interest Pledge Agreement, WFOE is entitled to dispose of the pledged equity interest in accordance with applicable PRC laws. Each VIE’s shareholders further agree not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest in the applicable VIE.

Each Equity Interest Pledge Agreement shall be effective until all payments due under the related Exclusive Business Cooperation Agreement have been paid by the VIE party thereto. WFOE shall cancel or terminate an Equity Interest Pledge Agreement upon a VIE’s full payment of fees payable under its applicable Exclusive Business Cooperation Agreement.

Exclusive Option Agreements

Under the Exclusive Option Agreements, shareholders of each VIE irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in each VIE. The option price is equal to the capital paid in by the applicable VIE shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations. The option purchase price shall increase in case the applicable VIE shareholders make additional capital contributions to such VIE.

Each agreement remains effective for a term of ten years and may be unilaterally renewed at WFOE’s election. WFOE, Zhihesheng and all of the shareholders of Zhihesheng entered into an amendment dated April 25, 2022 to the Exclusive Option Agreement to extend the term of such Agreement for additional twenty (20) years from May 23, 2022. Yantai Zhisheng, WFOE and all of the shareholders of Yantai Zhisheng entered into an amendment dated June 1, 2021 to the Exclusive Option Agreement with Yantai Zhisheng to extend the term of such Agreement for additional twenty (20) years from June 15, 2021.

Powers of Attorney

Under the Powers of Attorney, the shareholders of each VIE authorize WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders of the respective VIEs, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of the respective VIEs.

Summary of challenges and risks involved in the VIE Arrangements and enforcing the VIE Agreements

Because Shineco does not hold equity interests in the VIEs, we are subject to risks due to the uncertainty of the interpretation and application of the PRC laws and regulations, including but not limited to regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the contractual arrangement with the VIEs. We are also subject to the risks of the uncertainty that the PRC government could disallow the VIE structure, which would likely result in a material change in our operations, or a complete hindrance of our ability to offer or continue to offer our securities to investors, and the value of our shares of common stock may depreciate significantly. The arrangements of VIE Agreements are less effective than direct ownership due to the inherent risks of the VIE structure and that Shineco may have difficulty in enforcing any rights it may have under the VIE agreements with the VIEs, its founders and shareholders in the PRC because all of the VIE agreements are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, where the legal environment is uncertain and not as developed as in the United States, and where the Chinese government has significant oversight and discretion over the conduct of Shineco’s business and may intervene or influence Shineco’s operations at any time with little advance notice, which could result in a material change in our operations and/or the value of your common stock. Furthermore, these VIE agreements may not be enforceable in China if the PRC authorities or courts take a view that such VIE agreements contravene with the PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these VIE Agreements, Shineco may not be able to derive economic benefits from the VIEs and Shineco’s ability to conduct its business may be materially and adversely affected. Any references to economic benefits that accrue to Shineco because of the VIEs are limited to, and subject to conditions we have satisfied for consolidation of the VIEs under U.S. GAAP. The VIEs are consolidated for accounting purposes but none of them is an entity in which Shinceco owns equity. Shineco does not conduct any active operations and is the primary beneficiary of the VIEs for accounting purposes. See “Risk Factors — Risks Relating to Our Corporate Structure”, “Risk Factors — Risks Associated With Doing Business in China” and “Risk Factors — Risks Relating to Investment in Our Common Stock” for more information.

Asset Transfer and Dividend Distribution Among Shineco, its Subsidiaries and the VIEs

As of the date of this prospectus, Shineco, any of its subsidiaries or any of the VIEs have not distributed any earnings or settled any amounts owed under the VIE Agreements. None of Shineco, its subsidiaries and the VIEs have the intention to distribute earnings on any corporate level nor settle amounts owed under the VIE agreements in the near future. We intend to keep any future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.

However, under our current corporate structure of mixed ownership and VIE arrangement, the WFOE has paid some of Shineco’s expenses and Shineco has from time to time transferred cash to WFOE to fund WFOE and other subsidiaries’ or VIEs’ operations. For the year ended June 30, 2022, Shineco transferred cash in the total amount of $3,719,606 to WFOE and WFOE paid expense approximately $1,559,819 on behalf of Shineco. For the year ended June 30, 2021, Shineco transferred cash in the aggregate amount of $787,885 to the WFOE and WFOE paid $636,887 to Shineco’s creditors on behalf of Shineco. The assets transfer was for business operation purposes. There was no distribution of earnings by the PRC operating subsidiaries to Shineco during the years ended June 30, 2022 and 2021, respectively.

Under the existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Pursuant to the SAFE Circular 37, Shineco is allowed to pay dividends in foreign currencies to WFOE without prior approval from the SAFE, subject to the condition that the remittance of such dividends outside of the PRC shall comply with certain procedures under the PRC foreign exchange regulations applicable to PRC residents only. Approval from or registration with appropriate government authorities is, however, required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for Shineco’s accounts with little advance notice.

Product Descriptions

Yew Trees, fast-growing bamboo willows and scenic greening trees

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

Meanwhile, we entered the market of planting fast-growing bamboo willows and scenic greening trees through the newly acquired VIE, Guangyuan. The operations of this segment are located in the North regions of Mainland China, mostly carried out in Shanxi Province.

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

Tenet-Jove specializes in developing Luobuma products and combining FIR technology with natural herbal medicines. We estimate that there are large supplies of Luobuma in China, especially Xinjiang Province. In China, Luobuma can grow as high as 3.6 meters. In the first year after planting, Luobuma can be harvested once during that year; thereafter, it can be harvested twice per year before or at the beginning of the flowering period in June and a second time around September. Currently, we believe China’s Luobuma supplies are largely undeveloped. The Company’s future success will depend on improving its techniques to industrialize Luobuma by developing new Luobuma-derived products such as improved Luobuma functional fiber and various Luobuma nutritional supplements.

Intellectual Property

Trademarks

We regard our trademarks as an important part of our business due to the name recognition of our customers. Our subsidiary, Tenet-Jove, has obtained 18 trademark registrations at the China Trademark Office. As of June 30, 2022, we are not aware of any valid claim or challenges to our right to use our registered trademark or any counterfeit or other infringement to our registered trademark.

Distribution Network

We sell our products through various distribution networks.

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

We believe China’s healthcare sector has the capacity to grow in the coming years. For general consumer health products, China remains among the world’s most attractive markets, and by far the fastest-growing of all the large emerging ones. This growth is being driven by China’s aging population, increased incidence of chronic diseases, and a material increase in investment from both domestic and foreign corporations.

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

Employees

As of June 30, 2022, we employed a total of 74 full-time and no part-time employees in the following functions.

Department	June 30, 2022
Senior Management	12
Human Resource & Administration	15
Finance	12
Research & Development	6
Production & Procurement	20
Sales & Marketing	9
Total	74

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2022, 2021 and 2020, we contributed approximately $136,398, $86,418 and $108,524, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

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

Property Description	Address	Rental/ownership Term	Space
Office—leased out to an unrelated third party—Tenet-Jove serves as the lessor.	Room B-3106, Jianwai SOHO, 39 East Middle Third Ring Road, Chaoyang District, Beijing	Company owns the property right	280 square meters

Office— Shineco,Inc (General office) ;Beijing Tenet Jove Technological Development Cp.,Ltd.	Room North Tower-3310, Zhengda Center, No. 20 jinhe East Road, Chaoyang District, Beijing	3 years (July 1,2021- August 31, 2024)	573.30 square meter

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office); Yantai Zhisheng International Trade Co., Ltd.	766-43 Wangsha Road, Chengyang District, Qingdao City	6 years (March 1,2019- February 28, 2025)	234.16 square meters

Factory— Yantai Mouping District Zhisheng Agricultural Produce Cooperative*	Gaoling Village, Muping District, Yantai City	30 years (April 27, 2011 - April 26, 2041)	13,333 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)*	Mafang Town, Pinggu District, Beijing	18 years (August 31, 2012- August 31, 2030)	26,666 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)	South of Bridge, Jixiang Temple, Xiangnaixi Village, Cuigezhuang, Chaoyang District, Beijing	12 years (August 1, 2012- July 31, 2024)	73,333 square meters

*	Zhisheng Freight took over the lease following the deregistration of Zhisheng Agricultural in 2017.

Item 3.	Legal Proceedings

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

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for certain restricted shares of the Company’s common stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They brought claims for, among others, breach of contract, breach of the covenant of good faith and fair dealing, and fraud, asserting that the Company made false and materially misleading statements, specifically regarding the sale of such shares to Lei Zhang and Yan Li and the removal of their restrictive legends. Defendants are seeking money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond, which the Company declined to do.  On June 13, 2022, the restriction imposed on the shares were lifted.

The Company moved to dismiss the counterclaims, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted the Company’s motion to dismiss defendants’ counterclaims on all but three counterclaims. Defendants’ outstanding counterclaims are for breach of contract, conversion, and wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401. Trial is currently scheduled for September 18, 2023.

The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of June 30, 2022, the total amount of unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

Item 4.	Mine Safety Disclosures

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On September 27, 2016, we completed an initial public offering of 1,713,190 shares of common stock at a $4.50 offering price. Our common stock started trading on the NASDAQ Capital Market under the symbol of “TYHT” on September 28, 2016, which later changed to “SISI,” our current common stock trading symbol. Based on the records of our transfer agent, we had 16,397,356 shares of common stock issued and outstanding as of September 27, 2022.

Holders

As of September 27, 2022 there were 171 registered holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the fiscal ended June 30, 2022, the Company had adopted a compensation plan.

On July 21, 2022, our shareholders approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), under which an aggregate of 1,500,000 of our shares of Common Stock or options to purchase shares of Common Stock may be issued, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

Administration.

Authority to administer and manage the 2022 Equity Incentive Plan shall be vested in the Board of the Company or by the compensation committee set up for such purpose (the “Committee”). The Committee shall consist of two or more directors who are (i) “Independent Directors” (as such term is defined under the rules of the NASDAQ Stock Market) and (ii) “Non-Employee Directors” (as such term is defined in Rule 16b-3), which shall serve at the pleasure of the Board. The Board or the Committee administering the 2022 Equity Incentive Plan (the “Administrator”) shall have full power and authority to designate recipients of options and restricted stock, and to determine the terms and conditions of the respective option and restricted stock agreements (which need not be identical) and to interpret the provisions and supervise the administration of the 2022 Equity Incentive Plan.

Eligibility.

The persons eligible for participation in the 2022 Equity Incentive Plan as recipients of options or restricted stock shall include directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary; provided that incentive options may only be granted to employees of the Company and any subsidiary.

Awards.

A maximum of 1,500,000 shares of the Company’s Common Stock, par value $0.001 per share shall be subject to the 2022 Equity Incentive Plan. The shares of Common Stock subject to the 2022 Equity Incentive Plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

Options.

The purchase price of each share of Common Stock purchasable under an incentive option shall be determined by the Administrator at the time of grant, but shall not be less than 100% of the Fair Market Value of such share of common stock on the date the option is granted.

The term of each option shall be fixed by the Administrator, but no incentive option shall be exercisable more than ten years after the date such option is granted and in the case of an incentive option granted to an optionee who, at the time such incentive option is granted, owns (within the meaning of Section 424(d) of the code) more than 10% of the total combined voting power of all classes of stock of the Company or of any subsidiary, no such incentive option shall be exercisable more than five years after the date such incentive option is granted

Change of Control.

Upon the occurrence of a change in control, the Administrator may accelerate the vesting of outstanding restricted stock, in whole or in part, as determined by the Administrator, in its sole discretion.

Recent Sales of Unregistered Securities

On January 27, 2021, the Company issued 364,445 shares of common stock to three investors at a price of US$3.0 per share. The Company received net proceeds of US$1,093,355.

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of June 30, 2022.

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

On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors, pursuant to which the Company agreed to sell, and the investors agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company at a price of $ 2.12 per share in exchange for gross proceeds of $4,991,540.

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

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily the variable interest entities (the “VIEs”). We do not have any equity ownership of the VIEs, instead we are entitled to receive the economic benefits of the VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

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

Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products - This segment is conducted through Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), a Chinese company formerly under contractual arrangement with the Company which operates 66 cooperative retail pharmacies throughout Ankang, a city in southern Shaanxi province, China, through which we sell directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owns a factory specializing in decoction, which is the process by which solid materials are heated or boiled in order to extract liquids, and distributes decoction products to wholesalers and pharmaceutical companies around China.

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. The assets and liabilities of the entities of Ankang Longevity Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2022 and 2021. The results of operations of Ankang Longevity Group have been reclassified to “net loss from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2022 and 2021.

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We currently cultivate and sell yew mainly to group and corporate customers, but do not currently process yew into Chinese or Western medicines. This segment is conducted through the VIEs: Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). Meanwhile, we entered the market of planting fast-growing bamboo willows and scenic greening trees through the newly acquired VIE, Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”). The operations of this segment are located in the North regions of Mainland China, mostly carried out in Shanxi Province.

Providing domestic air and overland freight forwarding services - We currently provide domestic air and overland freight forwarding services by outsourcing these services to a third party. This segment is conducted through our VIE, Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”).

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

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company anticipates using the proceeds for general working capital purposes. The Company has received the principal in full from the Investor. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. As of June 30, 2022, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,360,200, with a carrying value of US$3,360,200, net of deferred financing costs of US$ nil was recorded in the accompanying consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor. As of June 30, 2022, shares of the Company’s common stock totaling 1,837,155 were issued by the Company to the Investor equaling principal and interests amounted to US$7,365,002, and the Notes balance was US$107,063, with a carrying value of US$107,384, net of deferred financing costs of US$321 was recorded in the accompanying consolidated balance sheets.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor. The Company anticipates using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. As of June 30, 2022, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$10,949,693, with a carrying value of US$11,057,817, net of deferred financing costs of US$108,124 was recorded in the accompanying consolidated balance sheets.

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

On June 13, 2022, the Company entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of $4,991,540.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.0 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2022.

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

As of the date of this report, due to the recent resurgence of COVID-19 cases in China, our headquarter in Beijing was closed down on April 25, 2022 and only resumed our business in mid-June 2022. Meanwhile, the business of our subsidiaries and VIEs was also negatively affected during this period, including but not limited to the execution of our sales contract and fulfillment of customer orders and the collection of the payments from customers in a timely manner. The resurgence of COVID-19 impact on our operating results and financial performance seems to be temporary, we will continue to monitor and modify the operating strategies in response to the COVID-19. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our consolidated financial statements are released.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our consolidated financial statements included elsewhere in this Report.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2022 and 2021, the allowance for doubtful accounts from the continuing operations was US$7,317,236 and US$9,805,402, respectively. As of June 30, 2022 and 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2022 and 2021, the inventory reserve from the continuing operations was US$1,249,543 and US$1,349,288, respectively. As of June 30, 2022 and 2021, the inventory reserve from the discontinued operations were both US$ nil.

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

Revenue from provision of services: The Company merely acts as an agent in this type of services transactions. Revenue from domestic air and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

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

Results of Operations for the Years Ended June 30, 2022 and 2021

Overview

The following table summarizes our results of operations for the years ended June 30, 2022 and 2021:

	Years Ended June 30,		Variance
	2022	2021	Amount	%
Revenue	$2,186,460	$3,021,704	$(835,244)	(27.64)%
Cost of revenue	3,797,123	7,257,855	(3,460,732)	(47.68)%
Gross loss	(1,610,663)	(4,236,151)	2,625,488	(61.98)%
General and administrative expenses	20,216,802	17,131,400	3,085,402	18.01%
Selling expenses	43,197	45,384	(2,187)	(4.82)%
Impairment loss of distribution rights	1,140,551	-	1,140,551	100.0%
Loss from operations	(23,011,213)	(21,412,935)	(1,598,278)	7.46%
Impairment loss on an unconsolidated entity	(165,349)	-	(165,349)	100.0%
Loss from equity method investments	(132,554)	-	(132,554)	100.0%
Other income (expenses), net	51,253	(55,746)	106,999	(191.94)%
Amortization of debt issuance costs	(1,379,777)	-	(1,379,777)	100.0%
Interest income (expenses), net	(288,370)	29,236	(317,606)	(1,086.35)%
Loss before income tax provision from continuing operations	(24,926,010)	(21,439,445)	(3,486,565)	16.26%
Benefit for income taxes	(292,266)	-	(292,266)	100.0%
Net loss from continuing operations	(24,633,744)	(21,439,445)	(3,194,299)	14.90%
Net loss from discontinued operations	(2,433,395)	(10,616,988)	8,183,593	(77.08)%
Net loss	$(27,067,139)	$(32,056,433)	$4,989,294	(15.56)%
Comprehensive loss attributable to Shineco Inc.	$(28,402,045)	$(25,893,417)	$(2,508,628)	9.69%

Revenue

Currently, we, through our PRC subsidiaries and the VIEs, have two revenue streams derived from our three major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. For the business segment, that processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via the VIE, Ankang Longevity Group and its subsidiaries, which was disposed and we have reclassified it as discontinued operations.

The following table sets forth the breakdown of our revenue for each of the two segments from the continuing operations, for the years ended June 30, 2022 and 2021, respectively:

	Years Ended June 30,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$43,949	2.01%	$115,590	3.83%	$(71,641)	(61.98)%
Other agricultural products	1,687,884	77.20%	2,120,484	70.17%	(432,600)	(20.40)%
Freight services	454,627	20.79%	785,630	26.00%	(331,003)	(42.13)%
Total Amount	$2,186,460	100.00%	$3,021,704	100.00%	$(835,244)	(27.64)%

For the years ended June 30, 2022 and 2021, revenue from sales of Luobuma products was US$43,949 and US$115,590, respectively, which represented a decrease of US$71,641, or 61.98%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. We did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, now we mainly focused on clearing off our remaining old stocks, hence, we offered more price discounts in order to get more customer orders. As a result, our overall sales decreased during the year ended June 30, 2022 as compared to the same period in 2021.

For the years ended June 30, 2022 and 2021, revenue from sales of other agricultural products was US$1,687,884 and US$2,120,484, respectively, representing a decrease of US$432,600, or 20.40%. The decrease was mainly due to the decline of sales volume of yew trees during the year ended June 30, 2022 as compared to the same period in 2021. As our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

For the years ended June 30, 2022 and 2021, revenue from provision of freight services was US$454,627 and US$785,630, respectively, representing a decrease of US$331,003, or 42.13%. The decrease was mainly due to we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies. Since we merely served as an agent in this type of transactions, therefore, our revenue from domestic and international logistic services was recognized in the net amount during the year ended June 30, 2022.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our two segments from the continuing operations, for the years ended June 30, 2022 and 2021:

	Years Ended June 30,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$98,207	2.59%	$200,247	2.76%	$(102,040)	(50.96)%
Other agricultural products	3,364,744	88.61%	6,334,964	87.28%	(2,970,220)	(46.89)%
Freight services	334,170	8.80%	716,971	9.88%	(382,801)	(53.39)%
Business and sales related tax	2	0.00%	5,673	0.08%	(5,671)	(99.96)%
Total Amount	$3,797,123	100.00%	$7,257,855	100.00%	$(3,460,732)	(47.68)%

For the years ended June 30, 2022 and 2021, cost of revenue from sales of our Luobuma products was US$98,207 and US$200,247, respectively, representing a decrease of US$102,040, or 50.96%. The decrease was largely in line with the decrease in revenue from Luobuma products.

For the years ended June 30, 2022 and 2021, cost of revenue from sales of other agricultural products was US$3,364,744 and US$6,334,964, respectively, representing a decrease of US$2,970,220, or 46.89%. The decrease was mainly due to less stock written off during the year ended June 30, 2022. Due to the continuous impact of Covid-19 in China and severe cold weather during the winter period, which resulted in the damage and death of a large number of yew trees, we wrote off a large amount of our inventory during the year ended June 30, 2021.

For the years ended June 30, 2022 and 2021, cost of revenue from provision of freight services was US$334,170 and US$716,971, respectively, representing a decrease of US$382,801, or 53.39%. The decrease was due to decreased cost of revenue from domestic and international logistic services, as we now only acted as an agent in this type of this transactions as mentioned above.

Gross Loss

The following table sets forth the breakdown of the gross loss for each of our two segments from the continuing operations, for the years ended June 30, 2022 and 2021:

	Years Ended June 30,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$(54,260)	3.37%	$(84,673)	2.00%	$30,413	(35.92)%
Other agricultural products	(1,676,860)	104.11%	(4,214,480)	99.49%	2,537,620	(60.21)%
Freight services	120,457	(7.48)%	63,002	(1.49)%	57,455	91.20%
Total Amount	$(1,610,663)	100.00%	$(4,236,151)	100.00%	$2,625,488	(61.98)%

Gross loss from Luobuma product sales decreased by US$30,413 or 35.92%, for the year ended June 30, 2022 as compared to the same period in 2021. The decrease was mainly due to decrease in revenue from Tenet-Jove and Tenet Huatai.

Gross loss from sales of other agricultural products decreased by US$2,537,620, or 60.21%, for the year ended June 30, 2022 as compared to the same period in 2021. During the year ended June 30, 2022, our gross loss was US$1,676,860, the decrease in gross loss was mainly due to less stock written off during the year ended June 30, 2022 as mentioned above.

Gross loss from provision of freight services increased by US$57,455, or 91.20%, for the year ended June 30, 2022 as compared to the same period in 2021. As mentioned above, we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies, which improved our operating efficiency and profitability during the year ended June 30, 2022.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2022 and 2021, respectively:

	Years Ended June 30,				Variance
	2022	%	2021	%	Amount	%
General and administrative expenses	$20,216,802	94.47%	$17,131,400	99.74%	$3,085,402	18.01%
Selling expenses	43,197	0.20%	45,384	0.26%	(2,187)	(4.82)%
Impairment loss of distribution rights	1,140,551	5.33%	-	-	1,140,551	100.0%
Total Amount	$21,400,550	100.00%	$17,176,784	100.00%	$4,223,766	24.59%

General and Administrative Expenses

For the year ended June 30, 2022, our general and administrative expenses were US$20,216,802, representing an increase of US$3,085,402, or 18.01%, as compared to the same period in 2021. The increase was also due to increased professional service fees in relation to the Company’s issuance of common stock and convertible notes, increased compensation expenses in relation to the Company’s lawsuit, increased rental expenses as the Company leased a new office in downtown area, the impairment of the Company’s right of use assets and property and equipment, as well as the increased salary related expenses during the year ended June 30, 2022. Meanwhile, the increase was also due to the increased general and administrative expenses from our newly acquired VIE, Guangyuan during the year ended June 30, 2022. The increase was partially offset by the deceased bad debt expense during the year ended June 30, 2022, as we recorded a significant amount of bad debt expense as a result of the impact from COVID-19 during the same period last year. We recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors.

Impairment Loss of Distribution Rights

For the year ended June 30, 2022, our impairment loss of distribution right was US$1,140,551. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the year ended June 30, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Impairment Loss on An Unconsolidated Entity

For the year ended June 30, 2022, our impairment loss on an unconsolidated entity was US$165,349. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Loss from Equity Method Investments

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.75 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$132,554 for the year ended June 30, 2022 from this investment.

Other Income (Expenses), net

For the year ended June 30, 2022, our net other income was US$51,253, representing an increase of US$106,999, or 191.94%, as compared to net other expenses of US$55,746 in the same period in 2021. The increase in net other income was primarily due to the decreased loss from disposal of property and equipment during the year ended June 30, 2022 as compared to the same period last year.

Amortization of Debt Issuance Costs

For the year ended June 30, 2022, our amortization of debt issuance costs expenses was US$1,379,777, representing an increase of 100.00%, as compared to the same period in 2021. The increase in was attributable to the amortization of debt issuance costs during the year ended June 30, 2022 on the convertible notes issued by us.

Interest Income (Expenses), Net

For the year ended June 30, 2022, our net interest expenses were US$288,370, representing an increase of US$317,606, or 1,086.35%, as compared to net interest income of US$29,236 in the same period in 2021. The increase in net interest expenses was attributable to the increased interest expenses on loans borrowed from third parties and related parties, and the interest expense incurred for the convertible notes issued by us. The increase was partial offset by the interest income generated from loans to third parties and related parties during the year ended June 30, 2022.

Benefit for Income Taxes

For the years ended June 30, 2022 and 2021, our benefit for income taxes was US$292,266, representing an increase of US$292,266, or 100.00%, as compared to provision for income taxes of US$ nil in the same period in 2021. The increase in benefit for income taxes was mainly due to the deferred income tax benefit of US$292,266. During the year ended June 30, 2022, we fully recorded an impairment loss on distribution rights of Tianjin Tajite, and hence, the corresponding deferred tax liability was also derecognized accordingly which caused a deferred income tax benefit of US$292,266 during the year ended June 30, 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$24,633,744 for the year ended June 30, 2022, an increase of US$3,194,299, or 14.90%, from net loss from continuing operations of US$21,439,445 for the year ended June 30, 2021. The increase in net loss was primarily a result of the increase in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. We had a total net loss from discontinued operations of US$2,433,395 for the year ended June 30, 2022 as compared to a total net loss from discontinued operations of US$10,616,988 for the same period in 2021.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive loss is as follows:

	Years Ended June 30,
	2022	2021
Revenues	$-	$8,085,527
Cost of revenues	-	7,099,353
Gross profit	-	986,174
Operating expenses	-	5,530,993
Other expenses, net	-	(6,028,468)
Loss before income tax	-	(10,573,287)
Provision for income tax expense	-	43,701
Net loss from discontinued operations	-	(10,616,988)
Loss from disposal	(2,433,395)	-
Total net loss from discontinued operations	$(2,433,395)	$(10,616,988)

Net Loss

Our net loss was US$27,067,139 for the year ended June 30, 2022, a decrease of US$4,989,294 or 15.56%, from a net loss of US$32,056,433 for the same period in 2021. The decrease in net loss was primarily a result of the decreased net loss from discontinued operations, which partially offset by the increase net loss from continuing operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$28,400,075 for the year ended June 30, 2022, an increase of US$1,992,487 from a comprehensive loss of US$26,407,588 for the same period in 2021. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$28,402,045 for the year ended June 30, 2022, compared to a comprehensive loss attributable to us in the amount of US$25,893,417 for the year ended June 30, 2021. The increase of comprehensive loss was due to the decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination, which partially offset by the decrease in net loss as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2022 and 2021, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

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

On January 27, 2021, we issued 364,445 shares of common stock to two investors at a price of US$3.0 per share. The net proceeds that we received was US$1.1 million.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of June 30, 2022.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$ 150,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor. On September 7, 2022, we signed an extension amendment with the Investor to extend the maturity date to June 15, 2023.

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

On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023.

For the above-mentioned convertible promissory notes issued, as of June 30, 2022, shares of the Company’s common stock totaling 1,837,155 were issued by the Company to the Investor equaling principal and interests amounted to US$7,365,002, and the Notes balance was US$14,416,956, with a carrying value of US$14,525,401, net of deferred financing costs of US$108,445 was recorded in the accompanying consolidated balance sheets.

On December 6, 2021, we entered into a securities purchase agreement with GHS Investments, LLC (“GHS”). Under the Purchase Agreement, we sold GHS 291,775 shares of its common stock at a per share purchase price of $6.8546 for gross proceeds of $2,000,000. After the deduction of issuance cost, we received net proceeds of US$1,970,000.

On April 11, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with Jing Wang (the “Investor”). Under the Purchase Agreement, we will sell to the Investor, up to 973,451 shares (the “Shares”) of its common stock at a per share purchase price of $2.26 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to $2,200,000 which were fully received, and the Shares were issued to the Investor on April 18, 2022.

On June 13, 2022, we entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which we agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. our shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and we issued the Shares in exchange for gross proceeds of $4,991,540.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.0 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2022.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

Current Assets	$59,735,425	$49,278,577
Current Liabilities	29,040,302	14,795,390
Working Capital	$30,695,123	$34,483,187

The working capital decreased by US$3,788,064, or 11.0%, as of June 30, 2022 from June 30, 2021, primarily as a result of an increase in inventories, other current assets and due from related parties, partially offset by the decrease in current assets held for discontinued operations and advances to suppliers, and an increase in other payables and accrued expenses, and convertible note payable as of June 30, 2022.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trail, we required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of June 30, 2022, we accrued a total sum of US$837,225 (approximately RMB 5.4 million) for this lawsuit. We made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trail of this litigation.

On November 26, 2021, we filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of our stock pursuant to stock purchase agreements they executed with us. In December, defendants filed an answer and counterclaim against us, which they amended on January 27, 2022 after we moved to dismiss their counterclaims. They claimed that we made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and money damages of at least US$ 9 million, punitive damages of US$ 10 million, plus interest, costs, and fees. We moved to dismiss the counterclaims, and our motion was fully-submitted in April, 2022. Also in April 2022, the Court granted our motion for a preliminary injunction to restrain our transfer agent from removing the restrictive legends on the shares, provided that we post a bond in the amount of $1.5 million by May 20, 2022. On June 13, 2022, the restriction imposed on the shares were lifted. The Company moved to dismiss the counterclaims, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted the Company’s motion to dismiss defendants’ counterclaims on all but three counterclaims. Defendants’ outstanding counterclaims are for breach of contract, conversion, and wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401. Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of June 30, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by us was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the consolidated balance sheet.

As of June 30, 2022 and 2021, we had no other material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2022 and 2021.

	Years Ended June 30,
	2022	2021

Net cash used in operating activities	$(5,712,562)	$(14,649,557)
Net cash provided by (used in) investing activities	(36,016,193)	1,262,305
Net cash provided by financing activities	28,412,235	7,235,931
Effect of exchange rate changes on cash	(542,643)	2,804,343
Net decrease in cash	(13,859,163)	(3,346,978)
Cash, beginning of the year	29,024,394	32,371,372
Cash, end of the year	$15,165,231	$29,024,394
Less: cash of discontinued operations - ended of the year	-	12,681,483
Cash of continuing operations - ended of the year	15,165,231	16,342,911

Operating Activities

Net cash used in operating activities during the year ended June 30, 2022 was approximately US$5.7 million, consisting of net loss from continuing operations of US$24.6 million, bad debt expenses of US$8.7 million, stock written off due to natural disaster of US$1.6 million, impairment loss on distribution rights of US$1.1 million, impairment loss on ROU lease assets of US$2.3 million, and net changes in our operating assets and liabilities, which mainly included an increase in other current assets of US$1.4 million and an increase in inventories of US$1.6 million, partially offset by the decrease in advances to suppliers and increase in other payable. Net cash used in operating activities during the year ended June 30, 2021 was approximately US$14.6 million, consisting of net loss from continuing operations of US$21.4 million, bad debt expenses of US$13.5 million, stock written off due to natural disaster of US$3.9 million, and net changes in our operating assets and liabilities, which mainly included an increase in inventories of US$4.6 million, advances to suppliers of US$3.3 million and accounts receivables of US$2.8 million, partially offset by the net cash provided by operating activities from discontinued operations of US$0.7 million.

Investing Activities

For the year ended June 30, 2022, net cash used in investing activities was US$36.0 million, primarily due to the disposal of Ankang Longevity Group of US$12.7 million, payment made for loans to third parties of US$15.8 million and payment made for loans to related parties of US$6.6 million. For the year ended June 30, 2021, net cash provided by investing activities was US$1.3 million, primarily due to the net cash provided by investing activities from discontinued operations.

Financing Activities

For the year ended June 30, 2022, net cash provided by financing activities amounted to approximately US$28.4 million, due to proceeds from issuance of convertible note of US$17.0 million, proceeds from issuance of common stock of US$9.7 million and proceeds from advances from related parties of US$1.7 million. For the year ended June 30, 2021, net cash provided financing activities amounted to approximately US$7.2 million, primarily due to the proceeds from issuance of common stock of US$5.2 million, proceeds from issuance of convertible note of US$3.0 million partially offset by the net cash used in financing activities from discontinued operations of US$0.7 million.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Shineco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shineco, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows, for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022, and the consolidated results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $27,067,139 and continuing cash outflow of $5,712,562 from operating activities for the year ended June 30, 2022. We also draw attention to Note 20 of the financial statements, which describes the uncertainty related to the outcome of the lawsuits filed against the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for accounts receivable

As discussed in notes 3 and 4 to the consolidated financial statements, the Company’s accounts receivable and allowance for doubtful accounts was $7,317,236 as of June 30, 2022. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The principal considerations for our determination that performing procedures relating to the allowance for credit loss on accounts.

We identified allowance for accounts receivable is a critical audit matter are the significant judgment by management in estimating the allowance for credit loss, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained.

Our audit of allowance for accounts receivable included, among others:

●	Evaluating the appropriateness of the model;

●

Testing the aging and the accuracy and completeness of the underlying data that served as the basis for the calculation of allowance for accounts, and the mathematical accuracy of management’s calculation;

●

Performing inquiries with appropriate finance and operations personnel, and reviewed the actual subsequent to June 30, 2022, and to evaluate the reasonableness of management’s estimate of the impact of interaction among various factors; and

●	Evaluating the reasonableness of significant assumptions and judgments made by management to estimate the allowance for each segmentation of accounts receivable.

Provision for inventory reserve

As discussed in notes 3 and 5 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value, with cost determined on a first in first out method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2022, the net inventory and accumulated inventory reserve was $18,718,524 and $1,249,543 respectively. For the year ended June 30, 2022, the Company provided inventory reserve of $113,139. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

We identified the inventory write-down as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related inventory markdown assumptions affected the realizable value of inventory.

Our audit of provision for inventory reserve included, among others:

●	Observing the condition of inventories during inventory counts;

●	Understanding and evaluating Company’s accounting policy on the valuation of its inventories and management’s basis in determining the inventories reserve;
●	Testing the accuracy and completeness of management’s calculation and the underlying data that served as the basis for the calculation of inventory reserve;

●	Evaluating and assessing the reasonableness of the inventory reserve assumptions; and

●	Verifying whether inventories are recorded at net realizable value by comparing, on a sample basis, the recorded unit cost of inventories against recent or subsequent selling prices

/s/ AssentSure PAC

We have served as the Company’s auditor since 2021.
Singapore
September 28, 2022

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong 香港紅磡德豐街22號海濱廣場二期13樓1304室 Tel : (852) 2126 2388 Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Shineco, Inc..

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shineco, Inc. and subsidiaries (the “Company”) as of June 30, 2021, and the related consolidated statements of income (loss) and comprehensive loss, changes in equity and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the consolidated results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory write-down

As described in Note 3 and 4 of the consolidated financial statements, inventories are stated at the lower of cost and net realizable value, with cost determined on a first in first out method. Write-down of potential obsolete or slow moving inventories is recorded based on management’s assumptions about future demands and market conditions. For the year ended June 30, 2021, the Company recorded an accumulated inventory impairment of $1.35 million. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

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

Hong Kong, China

September 30, 2021

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,165,231	$16,342,911
Accounts receivable, net	1,821,554	2,686,671
Due from related parties	6,794,987	132,398
Inventories, net	18,718,524	1,323,391
Advances to suppliers, net	3,551	7,790,126
Other current assets	17,231,578	1,343,338
Current assets held for discontinued operations	-	19,659,742
TOTAL CURRENT ASSETS	59,735,425	49,278,577

Property and equipment, net	1,375,472	2,253,944
Land use right, net of accumulated amortization	-	-
Investments	617,446	-
Distribution rights	-	1,142,794
Long-term deposit and other noncurrent assets	9,525	14,550
Right of use assets	2,088,149	3,585,703
Non-current assets held for discontinued operations	-	5,043,031
TOTAL ASSETS	$63,826,017	$61,318,599

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,547	$76,584
Advances from customers	6,676	7,468
Due to related parties	2,798,800	1,159,407
Other payables and accrued expenses	10,272,194	4,109,208
Operating lease liabilities - current	959,909	434,411
Convertible note payable	14,416,956	2,933,030
Taxes payable	584,220	1,208,348
Current liabilities held for discontinued operations	-	4,866,934
TOTAL CURRENT LIABILITIES	29,040,302	14,795,390

Income tax payable - noncurrent portion	446,860	506,441
Operating lease liabilities - non-current	1,025,967	352,863
Deferred tax liability	-	285,699
TOTAL LIABILITIES	30,513,129	15,940,393

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 10,983,863 and 7,881,482 shares issued and outstanding at June 30, 2022 and 2021	10,984	7,881
Additional paid-in capital	52,998,924	41,105,806
Subscription receivable	(3,024,000)	(8,535,203)
Statutory reserve	4,198,107	4,198,107
Retained earnings (accumulated deficit)	(18,372,023)	8,661,071
Accumulated other comprehensive loss	(2,100,756)	(731,805)
Total Stockholders’ equity of Shineco, Inc.	33,711,236	44,705,857
Non-controlling interest	(398,348)	672,349
TOTAL EQUITY	33,312,888	45,378,206

TOTAL LIABILITIES AND EQUITY	$63,826,017	$61,318,599

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2022	2021

REVENUE	$2,186,460	$3,021,704

COST OF REVENUE
Cost of product and services	2,222,880	3,309,398
Stock written off due to natural disaster	1,574,241	3,942,784
Business and sales related tax	2	5,673
Total cost of revenue	3,797,123	7,257,855

GROSS LOSS	(1,610,663)	(4,236,151)

OPERATING EXPENSES
General and administrative expenses	20,216,802	17,131,400
Selling expenses	43,197	45,384
Impairment loss of distribution rights	1,140,551	-
Total operating expenses	21,400,550	17,176,784

LOSS FROM OPERATIONS	(23,011,213)	(21,412,935)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	(165,349)	-
Loss from equity method investment	(132,554)	-
Other income (expenses), net	51,253	(55,746)
Amortization of debt issuance costs	(1,379,777)	-
Interest income (expenses), net	(288,370)	29,236
Total other loss	(1,914,797)	(26,510)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(24,926,010)	(21,439,445)

BENEFIT FOR INCOME TAXES	(292,266)	-

NET LOSS FROM CONTINUING OPERATIONS	(24,633,744)	(21,439,445)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	-	(10,616,988)
Loss on disposal of discontinued operations	(2,433,395)	-
Net loss from discontinued operations	(2,433,395)	(10,616,988)

NET LOSS	(27,067,139)	(32,056,433)

Net loss attributable to non-controlling interest	(34,045)	(610,986)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(27,033,094)	$(31,445,447)

COMPREHENSIVE LOSS
Net loss	$(27,067,139)	$(32,056,433)
Other comprehensive income (loss): foreign currency translation income (loss)	(1,332,936)	5,648,845
Total comprehensive loss	(28,400,075)	(26,407,588)
Less: comprehensive income (loss) attributable to non-controlling interest	1,970	(514,171)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(28,402,045)	$(25,893,417)

Weighted average number of shares basic and diluted	9,458,077	4,401,048

Basic and diluted loss per common share	$(2.86)	$(7.14)

Loss per common share
Continuing operations - Basic and Diluted	(2.60)	(4.86)
Discontinued operations - Basic and Diluted	(0.26)	(2.28)
Net loss per common share - basic and diluted	(2.86)	(7.14)

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

						RETAINED	ACCUMULATED
				ADDITIONAL		EARNINGS	OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	(ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2020	3,039,943	$3,040	$-	$27,302,051	$4,198,107	$40,106,518	$(6,283,835)	$1,186,520	$66,512,401

Stock issuance	4,841,539	4,841	(8,535,203)	13,736,785	-	-	-	-	5,206,423
Beneficial conversion feature associated with convertible notes	-	-		66,970	-	-	-	-	66,970
Net income loss for the year	-	-	-	-	-	(31,445,447)	-	(610,986)	(32,056,433)
Foreign currency translation gain	-	-	-	-	-	-	5,552,030	96,815	5,648,845
Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	1,265,226	1,265	5,511,203	4,168,702	-	-	-	-	9,681,170
Issuance of common shares for convertible notes redemption	1,837,155	1,838	-	7,363,164	-	-	-	-	7,365,002
Beneficial conversion feature associated with convertible notes	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the year	-	-	-	-	-	(27,033,094)	-	(34,045)	(27,067,139)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,368,951)	36,015	(1,332,936)
Balance at June 30, 2022	10,983,863	$10,984	$(3,024,000)	$52,998,924	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

*	Retrospectively restated for effect of stock split on August 14, 2020.

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,067,139)	$(32,056,433)
Net loss from discontinued operations, net of tax	(2,433,395)	(10,616,988)
Net loss from continuing operations	(24,633,744)	(21,439,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,368	697,093
Loss from disposal of property and equipment	7,980	142,982
Provision for doubtful accounts	8,743,044	13,462,790
Provision for inventory reserve	113,139	118,598
Stock written off due to natural disaster	1,574,241	3,942,784
Deferred tax benefit	(285,812)	-
Loss from equity method investment	132,554	-
Amortization of right of use assets	1,006,078	181,257
Impairment loss on distribution rights	1,140,551	-
Impairment loss on an unconsolidated entity	165,349	-
Impairment loss on property and equipment	741,644	-
Impairment loss on ROU	2,268,344	-
Amortization of debt issuance costs	1,379,777	-
Accrued interest expense for convertible notes	830,401	-
Accrued interest expenses due to related parties	9,390	-
Accrued interest income from related parties	(266,656)	-
Accrued interest income from third parties	(592,401)	-

Changes in operating assets and liabilities:
Accounts receivable	(834,891)	(2,833,647)
Advances to suppliers	2,851,460	(3,345,800)
Inventories	(1,645,742)	(4,605,123)
Other current assets	(1,438,448)	(506,128)
Accounts payable	(75,008)	(37,668)
Advances from customers	(544)	530
Other payables	3,845,658	(274,912)
Operating lease liabilities	(629,939)	(433,869)
Taxes payable	(673,355)	(430,216)
Net cash used in operating activities from continuing operations	(5,712,562)	(15,360,774)
Net cash provided by operating activities from discontinued operations	-	711,217
Net cash used in operating activities	(5,712,562)	(14,649,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(309,456)	-
Proceeds from disposal of property and equipment	1,549	-
Payment made for loans to third parties	(15,802,850)	-
Payment made for loans to related parties	(6,597,593)	-
Investment in unconsolidated entity	(750,000)	-
Acquisition of a VIE - Guangyuan, net of cash	112,070	-
Disposal of a VIE - Ankang, net of cash	(12,669,913)	-
Net cash used in investing activities from continuing operations	(36,016,193)	-
Net cash provided by investing activities from discontinued operations	-	1,262,305
Net cash provided (used in) by investing activities	(36,016,193)	1,262,305

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,681,171	5,206,423
Proceeds from (repayments of) advances from related parties	1,731,064	(291,022)
Proceeds from issuance of convertible notes	17,000,000	3,000,000
Net cash provided by financing activities from continuing operations	28,412,235	7,915,401
Net cash used in financing activities from discontinued operations	-	(679,470)
Net cash provided by financing activities	28,412,235	7,235,931

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(542,643)	2,804,343

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,859,163)	(3,346,978)

CASH AND CASH EQUIVALENTS - Beginning of the year	29,024,394	32,371,372

CASH AND CASH EQUIVALENTS - End of the year	15,165,231	29,024,394

Less: cash and cash equivalents of discontinued operations - Ended of the year	-	12,681,483

Cash and cash equivalents of continuing operations - Ended of the year	$15,165,231	$16,342,911

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$-	$668,477
Cash paid for interest	$-	$115,806

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
Issuance of common shares for convertible notes redemption	$7,365,002	$-
Right-of-use assets obtained in exchange for operating lease obligations	$1,936,837	$668,302
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$1,048,857	$-

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

Pursuant to the VIE Agreements, Tenet-Jove has the exclusive right to provide to the Zhisheng VIEs and Ankang Longevity Group consulting services related to their business operations and management. All the above contractual agreements obligate Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng VIEs and Ankang Longevity Group’s activities and entitle Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove has become the primary beneficiary of the operations of the Zhisheng VIEs and Ankang Longevity Group. Therefore, the Zhisheng VIEs and Ankang Longevity Group are treated as variable interest entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation.” Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

Since Shineco is effectively controlled by the majority shareholders of the Zhisheng VIEs and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and the VIEs, the Zhisheng VIEs and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove, and the VIEs of Tenet-Jove are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco was accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Tenet-Jove and its VIEs had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

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

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB14,000,000 (approximately US$2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May, 2017, the Company amended the agreement and required Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company completed the acquisition for 51% of the shares in Tianjin Tajite. On May 5, 2019, two minority shareholders of Tianjin Tajite transferred their 26.4% of the equity interest to the Company. There was no consideration paid for the transfers, and after the transfers, the Company owns 77.4% equity interest of Tianjin Tajite.

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB10.0 million (US$1,502,650). TNB became a wholly-owned subsidiary of Tenet-Jove.

On December 07, 2021, the Company established Shineco Life Science Research Co., Ltd. (“Life Science”) as a wholly foreign-owned entity with registered capital of US$10.0 million.

On April 13, 2022, the Company established Shineco Life Science Group Hong Kong Co., Limited (“Life Science HK”) as a wholly owned entity with registered capital of US$10.0 million. On April 24, 2022, the Company entered into a Share Transfer Agreement (“Agreement”) with Life Science HK. Pursuant to the Agreement, the Company transferred its 100% of the equity interest of Life Science to Life Science HK. There was no consideration paid for the transfer, and after the transfer, Life Science became a wholly-owned subsidiary of Life Science HK.

On July 23, 2020, Shanghai Jiaying International Trade Co., Ltd. (“Shanghai Jiaying”) was established with registered capital of RMB200 million (approximately US$29.9 million). Tenet-Jove owned an equity interest of 90% of Shanghai Jiaying, and the remaining 10% equity interests was owned by an individual shareholder. Jiaying Trade did engage in any active business operations, and the operating of Shanghai Jiaying was ceased on December 21, 2021.

On January 7, 2021, Inner Mongolia Shineco Zhonghemp Biotechnology Co., Ltd. (“SZB”) was established with registered capital of RMB50 million (approximately US$7.5 million). Tenet-Jove owned an equity interest of 55% of SZB, and the remaining 45% equity interests was owned by an individual shareholder. SZB is currently not engaging in any active business operations.

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for Guangyuan Shareholders entering into the VIE Agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) operate four main business segments: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) Qingdao Zhihesheng and Guanyuan are engaged in planting, processing, and distributing green agricultural produce; (“Agricultural Products”); 3) Zhisheng Freight is providing domestic and international logistic services (“Freight Services”); and, 4) Ankang Longevity Group, which is reclassified as discontinued operations, manufactures traditional Chinese medicinal herbal products as well as other retail pharmaceutical products. These different business activities and products can potentially be integrated and benefit from one another.

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s consolidated financial statements, the Company had recurring net losses of US$27,067,139 and US$32,056,433, and continuing cash outflow of US$5,712,562 and US$14,649,557 from operating activities for the years ended June 30, 2022 and 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders, made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of June 30, 2022, the Company had positive working capital due to the following measurements the management has taken to enhance the Company’s liquidity:

1)	On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of $4,991,540.

2)	On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.0 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2022.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity needs 12 months from this report issuance date.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, the VIEs and the VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries and the VIEs. All intercompany accounts and transactions have been eliminated in consolidation.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information were as follows:

	June 30, 2022	June 30, 2021

Current assets	$34,723,255	$44,631,744
Plant and equipment, net	1,446	4,698,184
Other non-current assets	1,211,293	4,894,445
Total assets	35,935,994	54,224,373
Total liabilities	(5,719,289)	(7,377,886)
Net assets	$30,216,705	$46,846,487

	For the years ended June 30,
	2022	2021
Net sales	$2,142,511	$10,991,641
Gross loss	$(1,556,403)	$(3,165,304)
Loss from operations	$(11,476,699)	$(22,319,655)
Net loss	$(14,023,582)	$(27,754,161)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for discontinued operations were as follows:

	June 30, 2022	June 30, 2021

Current assets	$-	$19,659,742
Plant and equipment, net	-	3,683,525
Other non-current assets	-	1,359,506
Total assets	-	24,702,773
Total liabilities	-	(4,866,934)
Net assets	$-	$19,835,839

	For the years ended June 30,
	2022	2021
Net sales	$-	$8,085,527
Gross profit	$-	$986,174
Loss from operations	$-	$(4,544,819)
Net loss	$(2,433,395)	$(10,038,088)

The carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information held for continued operations were as follows:

	June 30, 2022	June 30, 2021

Current assets	$34,723,255	$24,972,002
Plant and equipment, net	1,446	1,014,659
Other non-current assets	1,211,293	3,534,939
Total assets	35,935,994	29,521,600
Total liabilities	(5,719,289)	(2,510,952)
Net assets	$30,216,705	$27,010,648

	For the years ended June 30,
	2022	2021
Net sales	$2,142,511	$2,906,114
Gross loss	$(1,556,403)	$(4,151,478)
Loss from operations	$(11,476,699)	$(17,774,836)
Net loss	$(11,590,187)	$(17,716,073)

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

Members of the current management team own controlling interests in the Company and are also the owners of the VIEs in the PRC. The Company only has contractual arrangements with the VIEs, which obligate it to absorb the risk of loss and to receive the residual expected returns. As such, the controlling shareholders of the Company and the VIEs could cancel these agreements or permit them to expire at the end of the agreement terms, as a result of which the Company would not retain the economic benefits from the VIEs. In addition, should these agreements be challenged or litigated, they would also be subject to the laws and courts of the PRC legal system, which could make enforcing the Company’s rights difficult.

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

Revenue from the provision of services: The Company merely acts as an agent in this type of services transactions. Revenue from domestic air and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2022 and 2021, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2022 and 2021, the allowance for doubtful accounts from the continuing operations was US$7,317,236 and US$9,805,402, respectively. As of June 30, 2022 and 2021, the allowance for doubtful accounts from the discontinued operations was US$ nil and US$3,675,619, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2022 and 2021, the inventory reserve from the continuing operations was US$1,249,543 and US$1,349,288, respectively. As of June 30, 2022 and 2021, the inventory reserve from the discontinued operations were both US$ nil.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2022 and 2021, the Company had an allowance for uncollectible advances to suppliers from the continuing operations of US$13,544,627 and US$11,546,609, respectively. As of June 30, 2022 and 2021, the Company had an allowance for uncollectible advances to suppliers from the discontinued operations of US$ nil and US$1,773,698, respectively.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach, which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$0.5 million, with corresponding ROU assets of US$3.6 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard. All ROU assets are reviewed for impairment annually. For the years ended June 30, 2022 and 2021, the Company had an impairment for ROU lease assets from the continuing operations of US$2,268,344 and US$ nil, respectively. For the years ended June 30, 2022 and 2021, the impairment for ROU lease assets from the discontinued operations were both US$ nil.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, distribution right, ROU assets and investments. For the years ended June 30, 2022 and 2021, the Company had an impairment for long-lived assets from the continuing operations of US$4,315,888 and US$ nil, respectively. For the years ended June 30, 2022 and 2021, the impairment for long-lived assets from the discontinued operations were both US$ nil.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at June 30, 2022 and 2021. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at June 30, 2022, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of June 30, 2022, the tax years ended December 31, 2017 through December 31, 2021 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2022 and 2021 were translated at 1 RMB to 0.1493 USD and at 1 RMB to 0.1549 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2022 and 2021 were 1 RMB to 0.1549 USD and 1 RMB to 0.1510 USD, respectively.

Convertible Notes Payable

In accordance with ASC 470 Debt with conversion and other option, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. Issuance costs should be allocated proportionally to the debt host and conversion feature. Deferred financing costs will be discounted and amortized subsequently, and the convertible notes are subsequently carried at amortized cost.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended June 30, 2022 and 2021.

The following table presents a reconciliation of basic and diluted loss per share for the years ended June 30, 2022 and 2021:

	For the years ended June 30,
	2022	2021
Net loss from continuing operations attributable to Shineco	$(24,599,699)	$(21,407,359)
Net loss from discontinued operations attributable to Shineco	(2,433,395)	(10,038,088)
Net loss attributable to Shineco	(27,033,094)	(31,445,447)

Weighted average shares outstanding - basic and diluted	9,458,077	4,401,048

Net loss from continuing operations per share of common share
Basic and diluted	$(2.60)	$(4.86)

Net loss from discontinued operations per share of common share
Basic and diluted	$(0.26)	$(2.28)

Net loss per share of common share
Basic and diluted	$(2.86)	(7.14)

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	June 30, 2022	June 30, 2021

Accounts receivable	$9,138,790	$19,640,749
Less: allowance for doubtful accounts	(7,317,236)	(13,481,021)
Accounts receivable, net	1,821,554	6,159,728
Less: accounts receivable, net, held for discontinued operations	-	(3,473,057)
Accounts receivable, net, held for continuing operations	$1,821,554	$2,686,671

Movement of allowance for doubtful accounts is as follows:

	June 30, 2022	June 30, 2021

Beginning balance	$13,481,021	$5,235,436
Charge to expense	1,632,670	7,556,516
Less: cessation of subsidiaries and disposal of VIE	(7,524,110)	-
Foreign currency translation adjustments	(272,345)	689,069
Ending balance	$7,317,236	$13,481,021

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	June 30, 2022	June 30, 2021

Raw materials	$67,467	$208,253
Work-in-process	18,709,325	1,232,787
Finished goods	1,191,275	1,512,884
Less: inventory reserve	(1,249,543)	(1,349,288)
Total inventories, net	18,718,524	1,604,636
Less: inventories, net, held for discontinued operations	-	(281,245)
Inventories, net, held for continuing operations	$18,718,524	$1,323,391

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

The Company wrote off inventory amounted to US$1,574,241 and US$3,942,784 during the years ended June 30, 2022 and 2021, respectively. It was due to flood disaster caused by severe typhoon weather in autumn, which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	June 30, 2022	June 30, 2021

Advances to suppliers	$13,548,178	$21,810,781
Less: allowance for doubtful accounts	(13,544,627)	(13,320,307)
Advance to suppliers, net	3,551	8,490,474
Less: advance to suppliers, net, held for discontinued operations	-	(700,348)
Advance to suppliers, net, held for continuing operations	$3,551	$7,790,126

Advances to suppliers consist of mainly payments to suppliers for yew trees that have not been received.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2022	June 30, 2021

Beginning balance	$13,320,307	$3,342,590
Charge to expense	4,938,064	9,420,385
Less: cessation of subsidiaries and disposal of VIE	(4,210,407)	-
Foreign currency translation adjustments	(503,337)	557,332
Ending balance	$13,544,627	$13,320,307

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2022	June 30, 2021

Loan to third parties (1)	$16,345,717	$1,654,844
Other receivables (2)	3,246,293	2,770,136
Short-term deposit	164,261	391,274
Prepaid expenses	20,872	46,453
	19,777,143	4,862,707
Less: allowance for doubtful accounts	2,545,565	995,760
Total other current assets, net	17,231,578	3,866,947
Less: other current assets, net, held for discontinued operations	-	(2,523,609)
other current assets, net, held for continuing operations	$17,231,578	$1,343,338

(1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. The Company believes that the risk associated with the above loans are relatively low based on the evaluation of the creditworthiness of these third-party debtors and the relationships with them. As the date of the report, approximately US$12.5 million or 76% was collected by the Company and the remaining part was expected to be paid in full by end of June 2023.

(2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2022	June 30, 2021

Beginning balance	$995,760	$761,782
Charge to expense	2,117,316	158,334
Less: cessation of subsidiaries and disposal of VIE	(326,491)	-
Foreign currency translation adjustments	(241,020)	75,644
Ending balance	$2,545,565	$995,760

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2022	June 30, 2021

Buildings	$1,808,172	$8,242,357
Machinery and equipment	27,351	688,979
Motor vehicles	139,077	63,090
Office equipment	178,271	243,543
Leasehold improvement	186,314	-
Farmland leasehold improvements	3,139,729	3,256,339
	5,478,914	12,494,308
Less: accumulated depreciation and amortization	(3,388,640)	(6,556,839)
Less: impairment for property and equipment	(714,802)	-
Total property and equipment, net	1,375,472	5,937,469
Less: property and equipment, net, held for discontinued operations	-	(3,683,525)
Property and equipment, net held for continuing operations	$1,375,472	$2,253,944

Depreciation and amortization expense charged to the continuing operations was US$386,972 and US$255,255 for the years ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$260,317 for the years ended June 30, 2022 and 2021, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of property and equipment, and impairment loss of US$741,644 and US$ nil was recorded for the years ended June 30, 2022 and 2021. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, has not been able to grow and cultivate green agricultural produce on its leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of leased farmland (Note 12). Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired during the year ended June 30, 2022.

Farmland leasehold improvements consisted of following:

	June 30, 2022	June 30, 2021

Blueberry farmland leasehold improvements	$2,412,079	$2,501,664
Yew tree planting base reconstruction	270,242	280,279
Greenhouse renovation	457,408	474,396
Less: impairment for property and equipment	(3,139,729)	-
Total farmland leasehold improvements	-	3,256,339
Less: farmland leasehold improvement, held for discontinued operations	-	-
Total farmland leasehold improvement, held for continuing operations	$-	$3,256,339

NOTE 9 - LAND USE RIGHTS, NET

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

	June 30, 2022	June 30, 2021

Land use rights	$-	$1,722,396
Less: accumulated amortization	-	(448,134)
Total land use rights, net	-	1,274,262
Less: land use rights, net, held for discontinued operations	-	(1,274,262)
Land use rights, net, held for continuing operations	$-	$-

For the years ended June 30, 2022 and 2021, amortization expenses from the continuing operations were both US$ nil. For the years ended June 30, 2022 and 2021, the Company recognized amortization expenses from the discontinued operations of US$ nil and US$39,592, respectively.

NOTE 10 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. During the year ended June 30, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

NOTE 11 - INVESTMENTS

In 2013, Ankang Longevity Group entered into two equity investment agreements with Shaanxi Pharmaceutical Group Pai’ang Medicine Co. Ltd. (“Shaanxi Pharmaceutical Group”), a Chinese state-owned pharmaceutical enterprise, to invest a total of RMB6.8 million (approximately US$1.0 million) for a 49% equity interest in a pharmacy retail company called Shaanxi Pharmaceutical Sunsimiao Drugstores Ankang Retail Chain Co., Ltd. (“Sunsimiao Drugstores”), and a 49% equity interest in a pharmaceutical wholesale distribution company named Shaanxi Pharmaceutical Holding Group Longevity Pharmacy Co., Ltd. (“Shaanxi Longevity Pharmacy”). These two entities were incorporated to collaborate with Shaanxi Pharmaceutical Group to expand sales to regional hospitals and clinics and to establish the presence of retail pharmacies under the brand name “Sunsimiao.” The investments were accounted for using the equity method because Ankang Longevity Group has significant influence, but no control of these two entities. The Company’s discontinued operations, Ankang Longevity Group recorded US$ nil and a loss of US$3,784,000 for the years ended June 30, 2022 and 2021, respectively, from the investments, which was included in “Loss from discontinued operations, net of taxes” in the consolidated statements of loss and comprehensive loss (See Note 22). On March 5, 2021, Ankang Longevity Group entered into two equity investment transfer agreements with a third-party company to sell all of its 49% equity interest in Sunsimiao Drugstores and its 49% equity interest in Shaanxi Longevity Pharmacy for a total consideration of RMB6.86 million (approximately US$1.0 million), and the full amount had been received by March 31, 2021.

In 2013, Ankang Longevity Group entered into a supplemental agreement with Shaanxi Pharmaceutical Group. According to the supplemental agreement, new 49% equity investment companies established by Shaanxi Pharmaceutical Group and Ankang Longevity Group are required to exclusively purchase certain raw materials and drug products from Shaanxi Pharmaceutical Group. In return, Shaanxi Pharmaceutical Group has agreed to compensate Ankang Longevity Group with a purchase rebate of 7% of the total purchases made from Shaanxi Pharmaceutical Group. For the years ended June 30, 2022 and 2021, no income was recognized by Ankang Longevity Group from this supplemental agreement in addition to its 49% share of the income from the equity investment companies.

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

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment during the year ended June 30, 2022.

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.75 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of June 30, 2022, a total of US$0.75 million was fully injected by the Company. The Company recorded a loss of US$132,554 for the year ended June 30, 2022 from the investment, respectively, which was included in “Loss from equity method investments” in the consolidated statements of loss and comprehensive loss.

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

The Company’s investments in unconsolidated entities consist of the following:

	June 30, 2022	June 30, 2021

Gaojing Private Fund	$617,446	$-
Total investment	617,446	-
Less: investment, held for discontinued operations	-	-
Investment, held for continuing operations	$617,446	$-

Summarized financial information of unconsolidated entities from continued operations is as follows:

	June 30, 2022	June 30, 2021

Current assets	$558,962	$-
Current liabilities	1,478	-

	For the years ended June 30,
	2022	2021

Net sales	$-	$-
Gross loss	(94)	-
Loss from operations	(403,069)	-
Net loss	(414,231)	-

Summarized financial information of unconsolidated entities from discontinued operations is as follows:

	For the years ended June 30,
	2022	2021

Net sales	$-	$21,373,037
Gross profit	-	1,763,172
Loss from operations	-	(4,099,079)
Net loss	-	(4,124,960)

NOTE 12 - LEASES

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

	June 30, 2022	June 30, 2021

ROU lease assets	$2,088,149	$3,585,703

Operating lease liabilities – current	959,909	434,411
Operating lease liabilities – non-current	1,025,967	352,863
Total operating lease liabilities	$1,985,876	$787,274

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	6.88	7.25
Weighted average discount rate	5.30%	5.00%

Rent expenses totaled US$1,084,749 and US$641,486 from the continuing operations for the years ended June 30, 2022 and 2021, respectively. Rent expenses were US$ nil from the discontinued operations for the years ended June 30, 2022 and 2021, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of ROU lease assets, and impairment loss for the ROU lease assets of US$2,268,344 and US$ nil was recorded for the years ended June 30, 2022 and 2021. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, has not been able to grow and cultivate green agricultural produce on its leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow. Therefore, the Company decided to record full impairment of leased farmland during the year ended June 30, 2022.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022:

2023	$1,034,731
2024	589,981
2025	180,776
2026	22,396
2027	22,396
Thereafter	455,380
Total lease payments	2,305,660
Less: imputed interest	(319,784)
Present value of lease liabilities	$1,985,876

NOTE 13 - SHORT-TERM LOANS

No short-terms loan was outstanding as of June 30, 2022, as the Company disposed Ankang Group on July 5, 2021.

Short-term loans as of June 30, 2021 consisted of the following:

Lender	June 30, 2021	Maturity Date	Int. Rate/Year
Agricultural Bank of China-a^	1,548,502	2022/2/27	5.66%
Agricultural Bank of China-b#	309,700	2022/9/1	5.66%
Total short-term loans	1,858,202
Less: short-term loans, held for discontinued operations	(1,858,202)
Short-term loans, held for continuing operations	$-

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by a commercial credit guaranty company unrelated to the Company and also by Jiping Chen, a stockholder of the Company.

b.	Collateralized by the building owned by Xiaoyan Chen and Jing Chen, who are both related parties of the Company. Xiaoyan Chen is one of the shareholders of Ankang Longevity Group. Jing Chen is the sister of Xiaoyan Chen but not a shareholder of Ankang Longevity Group.

^	Upon the original maturity date of February 27, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to February 27, 2022 with the same interest rate of 5.66% per annum.

#	Upon the original maturity date of September 1, 2021, the Company signed a loan extension agreement with Agricultural Bank of China to extend the loan repayment date to September 1, 2022 with the same interest rate of 5.66% per annum.

Interest expenses from continuing operations were US$ nil for the years ended June 30, 2022 and 2021, respectively.

The Company recorded interest expenses from discontinued operations of US$ nil and US$115,806 for the years ended June 30, 2022 and 2021, respectively. The annual weighted average interest rates from discontinued operations were nil and 5.44% for the years ended June 30, 2022 and 2021, respectively.

NOTE 14 - ACQUISITION

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

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

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

The fair value of distribution rights and its estimated useful lives from continuing operations are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Distribution rights	$1,101,871	(a	)

(a)	The distribution rights with no expiration date has been determined to have an indefinite life.

On May 5, 2019, two minority shareholders of Tianjin Tajite transferred 26.4% of the equity interest hold to the Company. There was no consideration paid for the transfers, and after the transfers, the Company owns 77.4% equity interest of Tianjin Tajite.

During the year ended June 30, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation, and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred.

Acquisition of Guangyuan

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for Guangyuan Shareholders entering into the VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

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

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Due from related party	108,296
Inventory	18,115,423
Other current assets	224,522
Right of use assets	1,127,130
Long-term investments and other non-current assets	166,107
Other payables and other current assets	(2,503,607)
Operating lease liabilities	(1,013,492)
Total purchase price for acquisition, net of US$112,070 of cash	$16,224,379

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil in the year ended June 30, 2022.

The Company has included the operating results of Guangyuan in its consolidated financial statements since the Acquisition Date. US$44,150 in net sales and US$904,922 in net loss of Guangyuan were included in the consolidated financial statements for the year ended June 30, 2022.

NOTE 15 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of June 30, 2022 and 2021, the outstanding amounts due from related parties consisted of the following:

	June 30, 2022	June 30, 2021

Yang Bin	$-	$46,454
Beijing Huiyinansheng Asset Management Co., Ltd (a.)	-	23,228
Wang Qiwei	-	62,716
Zhao Min	1,410	-
Shanghai Gaojing Private Fund Management (b.)	429,998	-
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (c.)	1,719,568	-
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (d.)	4,644,011	-
Total due from related parties	6,794,987	132,398
Less: due from related parties, held for discontinued operations		-
Due from related parties, held for continuing operations	$6,794,987	$132,398

a.	This company is wholly owned by one of the Company’s senior managements.

b.	The Company owns 32% equity interest in this company. (Note 11)

c.	On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$77,213 as of June 30, 2022. Interest income were US$80,113 for the year ended June 30, 2022. Upon maturity date, the Company signed a loan extension agreement with the related party to extend the loan repayment by installments, among which, US$223,957 (RMB 1.5 million) will be paid by September 30, 2022, US$746,525 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023

d.	On October 28, 2021, the Company entered into a loan agreement with Zhongjian (Qingdao) International Logistics Development Co., Ltd. to with an amount of US$4,464,219 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$179,792 as of June 30, 2022. Interest income were US$186,543 for the year ended June 30, 2022.

Due to Related Parties

As of June 30, 2022 and 2021, the Company had related party payables of US$2,798,800 and US$1,159,407, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	June 30, 2022	June 30, 2021

Wu Yang	$95,630	$99,183
Wang Sai	96,081	91,433
Zhou Guocong	-	551,314
Li Baolin (a.)	-	232,275
Zhao Min (b.)	562,528	185,202
Zhou Shunfang (c.)	2,044,561	-
Total due to related parties	2,798,800	1,159,407
Less: due to related parties, held for discontinued operations	-	-
Due to related parties, held for continuing operations	$2,798,800	$1,159,407

a.	On December 10, 2019, the Company entered into a loan agreement with Li Baolin to borrow an amount of US$232,275 (RMB 1.5 million) for the Company’s working capital needs, with a maturity date of March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. The loan was fully repaid by the Company upon its maturity.

b.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period for another nine months, with the same interest rate of 5.0% per annum.

c.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhou Shunfang to borrow an aggregated amount of US$1,269,092 (RMB 8.5 million) for the Company’s working capital needs for less than one year, with a maturity date range on March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. All loans were fully repaid by the Company upon their maturity.

Interest expenses on loans due to related parties were US$442,241 and US$ nil for the years ended June 30, 2022 and 2021, respectively.

Sales to Related Parties

For the years ended June 30, 2022 and 2021, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 11), of US$ nil and US$1,892,410 for the years ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$ nil and US$551,237, respectively.

NOTE 16 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023.

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

As of June 30, 2022, the Company received principal in full from the Investor. For the year ended June 30, 2022, a total of US$1,379,777 in amortization of the debt discounts was recorded on the consolidated statements of loss and comprehensive loss.

As of June 30, 2022, shares of the Company’s common stock totaling 1,837,155 were issued by the Company to the Investor equaling principal and interests amounted to US$7,365,002, and the Notes balance was US$14,416,956, with a carrying value of US$14,525,401, net of deferred financing costs of US$108,445 was recorded in the accompanying consolidated balance sheets.

NOTE 17 - TAXES

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

i) The components of the income tax expenses were as follows:

	For the years ended June 30,
	2022	2021
Current income tax provision	$(6,454)	$43,701
Deferred income tax benefit	(285,812)	-
Total income tax expenses (benefit)	(292,266)	43,701
Less: income tax expenses, held for discontinued operations	-	(43,701)
Income tax benefit, held for continuing operations	$(292,266)	$-

	June 30, 2022	June 30, 2021
Deferred tax assets:
Allowance for doubtful accounts	$1,252,245	$951,136
Inventory reserve	311,439	306,308
Net operating loss carry-forwards	979,682	552,579
Total	2,543,366	1,810,023
Valuation allowance	(2,543,366)	(1,810,023)
Total deferred tax assets	-	-
Deferred tax liability:
Distribution rights	-	(285,699)
Total deferred tax liability	-	(285,699)
Deferred tax liability, net	-	(285,699)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$-	$(285,699)

Movement of the valuation allowance:

	June 30, 2022	June 30, 2021

Beginning balance	$1,810,023	$1,185,655
Current year addition	798,160	512,028
Exchange difference	(64,817)	112,340
Ending balance	2,543,366	1,810,023
Less: valuation allowance, held for discontinued operations	-	(1,362,329)
Valuation allowance, held for continuing operations	$2,543,366	$447,694

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2022 and 2021, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	June 30, 2022	June 30, 2021

Income tax payable	$992,780	$3,376,499
Value added tax payable	34,925	73,390
Business tax and other taxes payable	3,375	8,573
Total tax payable	1,031,080	3,458,462
Less: tax payable, held for discontinued operations	-	(1,743,673)
Tax payable, held for continuing operations	$1,031,080	$1,714,789

Income tax payable - current portion	$584,220	$2,952,021
Less: income tax payable - current portion, held for discontinued operations	-	(1,743,673)
Income tax payable - current portion, held for continuing operations	$584,220	$1,208,348

Income tax payable - noncurrent portion	$446,860	$506,441
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$446,860	$506,441

NOTE 18 - STOCKHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of June 30, 2022 and 2021, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On July 10, 2020, the Company’s stockholders approved a 1-for-9 reverse stock split of the Company’s common stock, par value $0.001 per share, with a market effective date of August 14, 2020 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each nine pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of stockholders. No fractional shares of common stock were issued to any stockholders in connection with the Reverse Stock Split. Each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock remained at 100,000,000 shares, and the par value of the common stock following the Reverse Stock Split remained at $0.001 per share. As of August 14, 2020 (immediately prior to the effective date), there were 27,333,428 shares of common stock outstanding, and the number of common stock outstanding after the Reverse Stock Split was 3,037,048, taking into account of the effect of rounding fractional shares into whole shares. As a result of the Reverse Stock Split, the Company’s shares and per share data as reflected in the consolidated financial statements were retroactively restated as if the transaction occurred at the beginning of the periods presented.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of June 30, 2022.

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

On June 13, 2022, the Company entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of $4,991,540.

NOTE 19 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$15,164,950 and US$16,333,102 as of June 30, 2022 and 2021, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$12,676,416 as of June 30, 2022 and 2021, respectively.

During the years ended June 30, 2022 and 2021, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2022, five customers accounted for approximately 91% of the Company’s total sales from the continuing operations, respectively. At June 30, 2022, three customers accounted for approximately 71% of the Company’s accounts receivable from the continuing operations.

For the year ended June 30, 2021, four customers accounted for approximately 72% of the Company’s total sales from the continuing operations, respectively. For the year ended June 30, 2021, six customers accounted for approximately 100% of the Company’s total sales from the discontinued operations, respectively. At June 30, 2021, four customers accounted for approximately 80% of the Company’s accounts receivable from the continuing operations, and five customers accounted for approximately 98% of the Company’s accounts receivable from the discontinued operations.

For the year ended June 30, 2022, one vendor accounted for approximately 92% of the Company’s total purchases from the continuing operations.

For the year ended June 30, 2021, one vendor accounted for approximately 95% of the Company’s total purchases from the continuing operations, respectively. For the year ended June 30, 2021, six vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trail, the Company required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of June 30, 2022, the Company accrued a total sum of US$837,225 (approximately RMB 5.4 million) for this lawsuit. The Company made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trail of this litigation.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. The Company moved to dismiss the counterclaims, and its motion was fully-submitted in April, 2022. Also in April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022. On June 13, 2022, the restriction imposed on the shares were lifted. The Company moved to dismiss the counterclaims, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted the Company’s motion to dismiss defendants’ counterclaims on all but three counterclaims. Defendants’ outstanding counterclaims are for breach of contract, conversion, and wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401. Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point because of the many questions of fact and law that may arise. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of June 30, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the consolidated balance sheet.

NOTE 21 - SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organizational management structure as well as information about geographical areas, business segments, and major customers in for details on the Group’s business segments.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management’s assessment, the Company has determined that it has four operating segments according to its major products and locations as follows:

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

The operating company of this segment, Qingdao Zhihesheng, is engaged in the business of growing and distributing green and organic vegetables and fruits. This segment has been focusing its efforts on the growing and cultivating of Chinese yew trees (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of medications believed to be anti-cancer and the tree itself can be used as an ornamental indoor bonsai tree, which are known to have the effect of purifying air quality. The operations of this segment are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing, where Zhihesheng have newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

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

●	Providing domestic air and overland freight forwarding services (“Freight services”):

The operating company of this segment, Zhisheng Freight, is engaged in the business of providing domestic air and overland freight forwarding services by outsourcing these services to a third party. During the year ended June 30, 2022, there was a change in the Company’s business strategies, from being the service providers, Zhisheng Freight outsourced the freight services to third-party logistic companies and the Company merely serves as an agent and its obligation is to facilitate third-party logistic companies in fulfilling its performance obligation for specified freight services.

The following table presents summarized information by segment for the year ended June 30, 2022:

	For the year ended June 30, 2022
	Continuing Operations				Discontinued Operations
	Luobuma	Other agricultural	Freight		Herbal
	products	products	services	Total	products	Total
Segment revenue	$43,949	$1,687,884	$454,627	$2,186,460	$-	$2,186,460
Cost of revenue and related business and sales tax	98,209	3,364,744	334,170	3,797,123	-	3,797,123
Gross profit (loss)	(54,260)	(1,676,860)	120,457	(1,610,663)	-	(1,610,663)
Gross loss %	(123.5)%	(99.3)%	26.5%	(73.7)%	-	(73.7)%

The following table presents summarized information by segment for the year ended June 30, 2021:

	For the year ended June 30, 2021
	Continuing Operations				Discontinued Operations
	Luobuma	Other agricultural	Freight		Herbal
	products	products	services	Total	products	Total
Segment revenue	$115,590	$2,120,484	$785,630	$3,021,704	$8,085,527	$11,107,231
Cost of revenue and related business and sales tax	200,263	6,334,964	722,628	7,257,855	7,099,353	14,357,208
Gross loss	(84,673)	(4,214,480)	63,002	(4,236,151)	986,174	(3,249,977)
Gross loss%	(73.3)%	(198.8)%	8.0%	(140.2)%	12.2%	(29.3)%

Total assets as of June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021

Luobuma products	$10,982,562	$3,849,675
Other agricultural products	46,488,334	28,531,029
Freight services	6,355,121	4,235,122
Herbal products	-	24,702,773
Total assets	63,826,017	61,318,599
Less: total assets held for discontinued operations	-	(24,702,773)
Total assets, held for continuing operations	$63,826,017	$36,615,826

NOTE 22 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Guangyuan Shareholders in exchange for the Guangyuan Shareholders entering into the VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove.

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the entities of Ankang Longevity have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2022 and 2021. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2022 and 2021.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of June 30, 2022 and 2021 consist of the following:

	June 30, 2022	June 30, 2021
Assets of discontinued operation:
Current assets:
Cash	$-	$12,681,483
Accounts receivables	-	3,473,057
Inventories, net	-	281,245
Advances to suppliers, net	-	700,348
Other current assets	-	2,523,609
Total current assets of discontinued operation	-	19,659,742

Property and equipment, net	-	3,683,525
Land use right, net of accumulated amortization	-	1,274,262
Investments	-	-
Long-term deposit and other noncurrent assets	-	85,244
Total assets of discontinued operation	$-	$24,702,773

Liabilities of discontinued operation:
Current liabilities:
Short-term loans	$-	$1,858,202
Accounts payable	-	46,948
Other payables and accrued expenses	-	1,218,111
Taxes payable	-	1,743,673
Total liabilities of discontinued operation	$-	$4,866,934

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the Years Ended June 30,
	2022	2021

REVENUE	$-	$8,085,527

COST OF REVENUE
Cost of product and services	-	7,069,026
Business and sales related tax	-	30,327
Total cost of revenue	-	7,099,353

GROSS PROFIT	-	986,174

OPERATING EXPENSES
General and administrative expenses	-	5,456,786
Selling expenses	-	74,207
Total operating expenses	-	5,530,993

LOSS FROM OPERATIONS	-	(4,544,819)

OTHER EXPENSE
Loss from equity method investments	-	(3,784,000)
Other expenses, net	-	(2,171,150)
Interest expense, net	-	(73,318)
Total other expense	-	(6,028,468)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	(10,573,287)

PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	43,701

NET LOSS FROM DISCONTINUED OPERATIONS FROM ANKANG GROUP	-	(10,616,988)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(2,433,395)	-

NET LOSS FROM DISCONTINUED OPERATIONS	(2,433,395)	(10,616,988)

Net loss attributable to non-controlling interest	-	(578,900)

NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$(2,433,395)	$(10,038,088)

NOTE 23 - SUBSEQUENT EVENTS

On July 21, 2022, the stockholders of the Company approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock will be made available for issuance under the 2022 Plan. On July 27, 2022, the Board of Directors of the Company (the “Board”) approved the issuance of shares of common stock to members of the Board pursuant to the Company’s 2022 Plan for their services to the Company and the Board, in the aggregate amount of 86,000 shares (the “Shares”). The Shares fully vested immediately.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.0 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2022.

These consolidated financial statements were approved by management and available for issuance on September 28, 2022, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these consolidated financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fiscal year ended June 30, 2022. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2022, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

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

Name	Age	Role	Since

Xiqiao Liu	42	Chief Operating Officer and Director	2022

Sai (Sam) Wang	37	Chief Financial Officer and Director	2015*

Jennifer Zhan	34	Chief Executive Officer and Director	2021

Jin Liu	56	Director (Independent)	2020

Aamir Ali Quraishi	52	Director (Independent)	2022

Mike Zhao	58	Chair of the Board (Independent)	2022

Hu Li	48	Director (Independent)	2021

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

Xiqiao Liu, age 42, has over 10 years of experience in investment and asset management. Since July 2017 , Mr. Liu has been serving as the Deputy Director of the Board Office overseeing the financing and securities of the Company. From July 2015 to May 2017, Mr. Liu worked as a fund manager at Shanghai Shunjia Industry Co., Ltd., a private equity fund. Mr. Liu has a Bachelor of Arts Degree in Economics from Beijing Materials University specializing in stock options, and an MBA degree from Remin University of China..

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

Aamir Ali Quraishi, age 52, has over 25 years of investment banking experience in Europe, Asia and the Middle East, having worked in both bulge bracket and mid cap institutions. Since April 2021, Mr. Quraishi has been serving as the Non-Executive Chairman of Bowen Fintech PLC, a London based special-purpose acquisition company. He started his career at PricewaterhouseCoopers and after achieving his Associate Chartered Accountant, moved on to work for a number of years in the M&A and Capital Markets divisions at Dresdner Kleinwort Wasserstein from 1996 to 2003 and then Libertas Capital Group Plc from 2003 to 2011. From 2014 to 2018, Mr. Quraishi served as a Managing Director of Teneo Capital LLC, a New York headquartered advisory and investment banking firm where he was responsible for the group’s Gulf Cooperation Council, Africa and Asia coverage. From 2018 to 2020, he served as a Board Director of a privately owned investment holdings company with equity interests in public and private companies across several geographies and industry sectors, including healthcare, mining, consumer and real estate. Mr. Quraishi has completed over USD 20 billion in transactions as of the date of this current report. He graduated with a bachelor’s degree in Economics from Cambridge University in the UK and remains a member of the Institute of Chartered Accountants in England and Wales.

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

Board of Directors and Board Committees

Our board of directors currently consists of seven directors, four of whom — Jin Liu, Aamir Ali Quraishi, Hu Li, and Mike Zhao — are independent, as such term is defined by The NASDAQ Capital Market.

Mr. Mike Zhao currently holds the position of Chairman of the Board.

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

Director	Audit Committee	Compensation Committee	Nominating Committee
Jin Liu	(1)(2)(3)	(1)

Aamir Ali Quraishi	(1)		(1)(2)

Hu Li	(1)	(1)

(1)	Committee member

(2)	Committee chair

(3)	Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Jin Liu.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June  30, 2022.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our code of ethics to any person who requests a copy in writing to the Secretary of the Company, including the e-mail address or facsimile number of the requesting party. Any written requests should be mailed to us at Shineco, Inc., Room 3310, North Tower, Zhengda Center, No. 20,Jinhe East Road, Chaoyang District, Beijing, People’s Republic of China 100020.

Item 11.	Executive Compensation

The following table shows the annual compensation paid by us for the years ended June 30, 2022 and 2021 to Ms. Jennifer Zhan and Mr. Sai (Sam) Wang, our principal executive officers. We are required to include the compensation of our CEO, regardless of his compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Jennifer Zhan(CEO)	2021	0					0
Jennifer Zhan(CEO)	2022	60,000					60,000
Sai (Sam) Wang(CFO)	2021	96,000					96,000
Sai (Sam) Wang(CFO)	2022	96,000					96,000

(1)	Salaries were paid in RMB.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2022.

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

Director Compensation

During the year ended June 30, 2022, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2022. Directors who are also officers do not receive any additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Xiqiao Liu	10,000	—	—	—	—	—	10,000
Sai (Sam) Wang	10,000	—	—	—	—	—	10,000
Jennifer Zhan	10,000	—	—	—	—	—	10,000
Jin Liu	10,000	—	—	—	—	—	10,000
Yanzeng An	10,000	—	—	—	—	—	10,000
Hu Li	10,000	—	—	—	—	—	10,000
Mike Zhao	10,000	—	—	—	—	—	10,000

(1)	The compensation was paid in RMB and US$. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate at 1 RMB to 0.1466 USD.
(2)	On July 14, 2021, Ms. Mingye Wang and Mr. Lei Gao were removed from the Company’s Board.
(3)	On September 2, 2021, Mr. Edelson resigned from the Company’s Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 27, 2022, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 3310, North Tower, Zhengda Center, No. 20,Jinhe East Road, Chaoyang District, Beijing, People’s Republic of China 100020.

Name and Address(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent (%) of Class(2)
Xiqiao Liu	common	43,000	0.25%
Sai (Sam) Wang	common	83,294	0.49%
Jennifer Zhan	common	43,000	0.25%
Jin Liu	common	0
Yanzeng An	common	0
Mike Zhao	common	0
Hu Li	common	0

All Officers and Directors as a Group (7 total)	common	169,294	0.99%

5% Shareholders Not Mentioned Above :
Li Chang	common	1,082,250	6.60%
Shanchun Huang	common	2,489,277	15.18%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: c/o Shineco, Inc., Room 3310, North Tower, Zhengda Center, No. 20,Jinhe East Road, Chaoyang District, Beijing, People’s Republic of China 100020.

(2)	The number and percentage of outstanding shares of common stock is based upon 16,397,356 shares outstanding as of September 27, 2022.

Item 13.	Certain Relationships and Related Transactions, and director independence

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

TRANSACTIONS

Members of the current management team are the owners of the VIEs in the PRC (For additional details regarding the structure and ownership of the VIEs, please refer to Item 1 “Business”).

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders (listed below) of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing

As of June 30, 2022, the outstanding amounts due from related parties consist of the following:

June 30, 2022

Zhao Min	$1,410
Shanghai Gaojing Private Fund Management	429,998
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd.	1,719,568
Zhongjian (Qingdao) International Logistics Development Co., Ltd.	4,644,011
Total due from related parties	$6,794,987

DUE TO RELATED PARTIES

As of June 30, 2022, the Company had related party payables of US$ 2,798,800, mainly due to the [principal shareholders or certain relatives of the shareholders of the Company who lend funds for the Company’s operations.] The payables are unsecured, non-interest bearing and due on demand.

June 30, 2022

Wu Yang (1)	$95,630
Wang Sai (2)	96,081
Zhou Shunfang (3)	2,044,561
Zhao Min (4)	562,528
Total due to related parties	$2,798,800

(1)	Wu Yang is the wife of Yin Weixing, one of our Directors.

(2)	Wang Sai is our Chief Financial Officer and Director. The Company paid to Wang Sai $96,081 for the related party payables in the year ended June 30, 2022.

(3)	Zhou Shunfang is the wife of Li Baolin,one of our Directors

(4)	Zhao Min is the wife of Yuying Zhang, the former Chief Executive Officer and Chairman of the Board.

SALES TO RELATED PARTIES

For the years ended June 30, 2022 and 2021, no sales to related parties or balance of accounts receivables were from continuing operations. The Company recorded sales to Shaanxi Pharmaceutical Group from the discontinued operations, a related party (see Note 11), of US$ nil and US$1,892,410 for the years ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the balance of accounts receivable due from Shaanxi Pharmaceutical Group from discontinued operations was US$ nil and US$551,237, respectively.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Assentsure PAC and Centurion ZD CPA, our independent accountants, for the fiscal year ended June 30, 2022 and 2021, respectively:

	Fiscal Year Ended June 30,
	2022	2021
Audit Fees(1)	$200,000	$195,000
Audit-related Fees(2)	8,900	-
Total	$208,900	$195,000

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees –This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1	Certificate of Incorporation of Shineco, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

3.2	Amended and Restated Bylaws of Shineco, Inc.(Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

4.1	Specimen Common Stock Share Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))

4.2	2016 Share Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

4.3	2022 Equity Incentive Plan (Incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022.)

10.1	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.2	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.3	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.4	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.5	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.6	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.7	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.8	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.9	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.10	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.11	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.12	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.13	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.14	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.15	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.16	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.17	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.18	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.19	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.20	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.21	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.22	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.23	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.24	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.25	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.26	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.27	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.28	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.29	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.30	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.31	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.32	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.33	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.34	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.35	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.36	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.37	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.38	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.39	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.40	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.41	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.42	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.43	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.44	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.45	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.46	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.47	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.48	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.49	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.50	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.51	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.52	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.53	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.54	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.55	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.56	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.57	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.58	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.59	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.60	Form of Independent Director Engagement Letter (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

10.61	2016 Share Incentive Plan (included in Exhibit 4.2) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

10.62	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

10.67	Form of Securities Purchase Agreement dated December 10, 2020 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 15, 2020)

10.68	Form of Stock Purchase Agreement by and between the Company and the Purchasers dated April 14, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 1, 2021)

10.69	Employment Agreement dated May 6, 2021 by and between Shineco, Inc. and Ou Yang (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 7, 2021)

10.70	English translation of the Restructuring Agreement, dated June 8, 2021, by and among the Company, Tenet-Jove, Ankang Longevity, the Ankang Shareholders, Guangyuan, and the Guangyuan Shareholders

10.71	Exclusive Business Cooperation Agreement, dated June 8, 2021, by and between Tenet-Jove and Guangyuan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.72	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.73	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.74	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.75	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.76	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Baolin Li) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.77	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Yufeng Zhang) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.78	English translation of the Termination Agreement, dated June 8, 2021, by and among Tenet-Jove, Ankang Longevity, and the Ankang Shareholders (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.79	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.80	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Mike Zhao (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.81	Employment Agreement dated July 15, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 16, 2021)

10.82	Convertible Promissory Note dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.83	Convertible Promissory Note #1 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.84	Convertible Promissory Note #2 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.85	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.86	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.87	Convertible Promissory Note dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.88	Securities Purchase Agreement between Shineco, Inc., and Streeterville Capital, LLC dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.89	Offer Letter dated September 2, 2021, by and between Shineco, Inc., and Mr. Hu Li (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2021)

10.90	Securities Purchase Agreement between Shineco, Inc., and GHS Investments, LLC, dated December 6, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 6, 2021)

10.91	Form of Share Transfer Agreements by and between Shineco, Inc., and Beijing Qing Chuang Technology Incubator Co., Ltd., Hangzhou Sheng Dou Shi Bio Technology Co., Ltd. and Peng He, respectively, dated January 18, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 19, 2022)

10.92	Form of Securities Purchase Agreement between Shineco, Inc., and Jing Wang dated as of April 11, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 14, 2022)

10.93	Form of Stock Purchase Agreement by and between Shineco, Inc., and the Purchasers dated as of June 13, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 17, 2022)

10.94	2022 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 25, 2022)

10.95	Form of Stock Purchase Agreement by and between Shineco, Inc., and the Investors dated as of August 11, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 17, 2022)

10.96	Director Offer Letter dated August 17, 2022, by and between Shineco, Inc., and Aamir Ali Quraishi (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2022)

14.1	Code of Ethics of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Centurion ZD CPA & Co., former Independent Registered Public Accounting Firm

23.2*	Consent of Assentsure PAC, current Independent Registered Public Accounting Firm

31.1*	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1**	Certifications of CEO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: September 28, 2022	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2022	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jennifer Zhan	Chief Executive Officer and Director	September 28, 2022
Jennifer Zhan	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	September 28, 2022
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Jin Liu	Director	September 28, 2022
Jin Liu

/s/ Xiqiao Liu	Chief Operating Officer and Director	September 28, 2022
Xiqiao Liu

/s/ Aamir Ali Quraishi	Director	September 28, 2022
Aamir Ali Quraishi

/s/ Hu Li	Director	September 28, 2022
Hu Li

/s/ Mike Zhao	Chairman of the Board of Directors	September 28, 2022
Mike Zhao

