Form 10-Q
period 2022-09-30
SHINECO, INC.
filed 2022-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 16,397,356 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,238,173	$15,165,231
Accounts receivable, net	1,961,372	1,821,554
Due from related parties	6,274,484	6,794,987
Inventories, net	18,056,220	18,718,524
Advances to suppliers, net	-	3,551
Other current assets	3,255,748	17,231,578
TOTAL CURRENT ASSETS	53,785,997	59,735,425

Property and equipment, net	1,265,393	1,375,472
Investments	611,142	617,446
Long-term deposit and other noncurrent assets	7,972	9,525
Right of use assets	1,749,663	2,088,149
TOTAL ASSETS	$57,420,167	$63,826,017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,457	$1,547
Advances from customers	6,286	6,676
Due to related parties	2,480,548	2,798,800
Other payables and accrued expenses	2,444,050	10,272,194
Operating lease liabilities - current	586,553	959,909
Convertible note payable	14,283,239	14,416,956
Taxes payable	569,135	584,220
TOTAL CURRENT LIABILITIES	20,371,268	29,040,302

Income tax payable - noncurrent portion	446,860	446,860
Operating lease liabilities - non-current	873,173	1,025,967
TOTAL LIABILITIES	21,691,301	30,513,129

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 16,397,356 and 10,983,863 shares issued and outstanding at September 30, 2022 and June 30, 2022	16,397	10,984
Additional paid-in capital	60,891,487	52,998,924
Subscription receivable	(3,782,340)	(3,024,000)
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(20,811,745)	(18,372,023)
Accumulated other comprehensive loss	(4,405,440)	(2,100,756)
Total Stockholders’ equity of Shineco, Inc.	36,106,466	33,711,236
Non-controlling interest	(377,600)	(398,348)
TOTAL EQUITY	35,728,866	33,312,888

TOTAL LIABILITIES AND EQUITY	$57,420,167	$63,826,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021

REVENUE	$535,698	$629,758

COST OF REVENUE
Cost of product and services	384,821	865,061
Stock written off due to natural disaster	241,754	492,987
Business and sales related tax	-	1,255
Total cost of revenue	626,575	1,359,303

GROSS LOSS	(90,877)	(729,545)

OPERATING EXPENSES
General and administrative expenses	1,886,443	8,573,656
Selling expenses	13,101	8,342
Impairment loss of distribution rights	-	1,140,551
Total operating expenses	1,899,544	9,722,549

LOSS FROM OPERATIONS	(1,990,421)	(10,452,094)

OTHER INCOME (EXPENSE)
Loss from equity method investment	(6,304)	(27,920)
Other income, net	14,735	970
Amortization of debt issuance costs	(154,403)	(458,978)
Interest expenses, net	(305,927)	(170,199)
Total other expenses	(451,899)	(656,127)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(2,442,320)	(11,108,221)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,442,320)	(11,108,221)

DISCONTINUED OPERATIONS:
Loss on disposal of discontinued operations	-	(3,135,237)
Net loss from discontinued operations	-	(3,135,237)

NET LOSS	(2,442,320)	(14,243,458)

Net loss attributable to non-controlling interest	(2,598)	(5,126)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(2,439,722)	$(14,238,332)

COMPREHENSIVE LOSS
Net loss	$(2,442,320)	$(14,243,458)
Other comprehensive income (loss): foreign currency translation income (loss)	(2,281,338)	570
Total comprehensive loss	(4,723,658)	(14,242,888)
Less: comprehensive income attributable to non-controlling interest	20,748	16,079

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(4,744,406)	$(14,258,967)

Weighted average number of shares basic and diluted	14,649,132	8,314,996

Basic and diluted loss per common share	$(0.17)	$(1.71)

Loss per common share
Continuing operations - Basic and Diluted	(0.17)	(1.33)
Discontinued operations - Basic and Diluted	-	(0.38)
Net loss per common share - basic and diluted	(0.17)	(1.71)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

						RETAINED	ACCUMULATED
				ADDITIONAL		EARNINGS	OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	(ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	-	-	2,375,000	-	-	-	-	-	2,375,000
Issuance of common shares for convertible notes redemption	974,749	975	-	3,849,025	-	-	-	-	3,850,000
Beneficial conversion feature associated with convertible notes	-	-		361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the period	-	-	-	-	-	(14,238,332)	-	(5,126)	(14,243,458)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(20,635)	21,205	570
Balance at September 30, 2021	8,856,231	$8,856	$(6,160,203)	$45,316,083	$4,198,107	$(5,577,261)	$(752,440)	$(384,239)	$36,648,903

Balance at June 30, 2022	10,983,863	$10,984	$(3,024,000)	$52,998,924	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Stock issuance	4,276,183	4,276	(758,340)	6,754,064	-	-	-	-	6,000,000
Issuance of common shares for convertible notes redemption	537,310	537	-	527,099	-	-	-	-	527,636
Restricted shares issued for management	600,000	600	-	611,400	-	-	-	-	612,000
Net loss for the year	-	-	-	-	-	(2,439,722)	-	(2,598)	(2,442,320)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,304,684)	23,346	(2,281,338)
Balance at September 30, 2022	16,397,356	$16,397	$(3,782,340)	$60,891,487	$4,198,107	$(20,811,745)	$(4,405,440)	$(377,600)	$35,728,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,442,320)	$(14,243,458)
Net loss from discontinued operations, net of tax	-	(3,135,237)
Net loss from continuing operations	(2,442,320)	(11,108,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,002	129,027
Provision for (net recovery of) doubtful accounts	(577,022)	7,354,134
Provision for inventory reserve	(3,140)	134,104
Stock written off due to natural disaster	241,754	492,987
Loss from equity method investment	6,304	27,920
Amortization of right of use assets	225,070	258,416
Impairment loss on distribution rights	-	1,140,551
Restricted shares issued for management	612,000	-
Amortization of debt issuance costs	154,403	458,978
Accrued interest expense for convertible notes	239,517	171,584
Accrued interest expenses due to related parties	4,802	-
Accrued interest income from related parties	(90,356)	-
Accrued interest income from third parties	(119,978)	-

Changes in operating assets and liabilities:
Accounts receivable	(583,663)	(625,735)
Advances to suppliers	886,328	515,218
Inventories	(685,576)	(203,336)
Other current assets	(101,721)	(3,206,324)
Accounts payable	-	(61,818)
Advances from customers	-	(51)
Other payables	517,024	(521,064)
Operating lease liabilities	(426,262)	(210,376)
Taxes payable	1,689	(10,775)
Net cash used in operating activities	(2,109,145)	(5,264,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(196,693)
Payment made for loans to third parties	(51,128)	(12,700,008)
Repayments of loans to third parties	10,915,129	-
Repayments of loans from related parties	219,119	-
Investment in unconsolidated entity	-	(500,000)
Acquisition of a VIE - Guangyuan, net of cash	-	112,070
Disposal of a VIE - Ankang, net of cash	-	(12,669,913)
Net cash provided (used in) by investing activities	11,083,120	(25,954,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,000,000	2,375,000
Proceeds from (repayments of) advances from related parties	(78,953)	1,061,888
Proceeds from issuance of convertible notes	-	17,000,000
Net cash provided by financing activities	921,047	20,436,888

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(822,080)	(11,884)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,072,942	(10,794,321)

CASH AND CASH EQUIVALENTS - Beginning of the period	15,165,231	29,024,394

CASH AND CASH EQUIVALENTS - End of the period	24,238,173	18,230,073

SUPPLEMENTAL NON-CASH OPERATING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$527,636	$3,850,000
Issuance of common shares for proceeds received in prior year	$5,000,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$-	$1,267,817
Repayments of loans to third parties offset by other payables	$3,164,491	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses of US$2,442,320 and US$14,243,458, and continuing cash outflow of US$2,109,145 and US$5,264,781 from operating activities for the three months ended September 30, 2022 and 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of September 30, 2022, the Company had positive working capital due to the following measurements the management has taken to enhance the Company’s liquidity:

1)	On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.0 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2022.

2)	As of September 30, 2022, the Company had cash and cash equivalents in the amount of approximately US$24.2 million for the next operating cycle in next twelve months.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity needs 12 months from the issuance date of this report.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, which was filed on September 28, 2022.

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

The total carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information were as follows:

	September 30, 2022	June 30, 2022

Current assets	$32,914,142	$34,723,255
Plant and equipment, net	1,283	1,446
Other non-current assets	1,020,820	1,211,293
Total assets	33,936,245	35,935,994
Total liabilities	(4,398,252)	(5,719,289)
Net assets	$29,537,993	$30,216,705

	For the three months ended September 30,
	2022	2021
Net sales	$530,124	$616,250
Gross loss	$(96,245)	$(601,215)
Income (loss) from operations	$387,905	$(7,751,663)
Net income (loss)	$399,732	$(10,878,501)

The carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information held for discontinued operations were as follows:

	For the three months ended September 30,
	2022	2021
Net loss	$-	$(3,135,237)

The carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information held for continued operations were as follows:

	September 30, 2022	June 30, 2022

Current assets	$32,914,142	$34,723,255
Plant and equipment, net	1,283	1,446
Other non-current assets	1,020,820	1,211,293
Total assets	33,936,245	35,935,994
Total liabilities	(4,398,252)	(5,719,289)
Net assets	$29,537,993	$30,216,705

	For the three months ended September 30,
	2022	2021
Net sales	$530,124	$616,250
Gross loss	$(96,245)	$(601,215)
Income (loss) from operations	$387,905	$(7,751,663)
Net income (loss)	$399,732	$(7,743,264)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2022 and June 30, 2022, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2022 and June 30, 2022, the allowance for doubtful accounts was US$7,205,783 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2022 and June 30, 2022, the inventory reserve was US$1,173,594 and US$1,249,543, respectively.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of September 30, 2022 and June 30, 2022, the Company had an allowance for uncollectible advances to suppliers of US$11,904,432 and US$13,544,627, respectively.

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

Leases

The Company adopted ASU 2016-02, “Leases” on July 1, 2019 and used the alternative transition approach, which permits the effects of adoption to be applied at the effective date. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company also elected the short-term lease exemption and combining the lease and non-lease components practical expedients. The most significant impact upon adoption relates to the recognition of new Right-of-use (“ROU”) assets and lease liabilities on the Company’s balance sheet for office space operating leases. Upon adoption, the Company recognized additional operating liabilities of approximately US$0.5 million, with corresponding ROU assets of US$3.6 million based on the present value of the remaining rental payments under current leasing standards for existing operating leases. There was no cumulative effect of adopting the standard. All ROU assets are reviewed for impairment annually. For the three months ended September 30, 2022 and 2021, the Company did not recognize any impairment of its ROU assets.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, distribution right, ROU assets and investments. For the three months ended September 30, 2022 and 2021, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions at September 30, 2022 and June 30, 2022. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at September 30, 2022, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of September 30, 2022, the tax years ended December 31, 2017 through December 31, 2021 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2022 and June 30, 2022 were translated at 1 RMB to 0.1406 USD and at 1 RMB to 0.1493 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2022 and 2021 were 1 RMB to 0.1461 USD and 1 RMB to 0.1545 USD, respectively.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2022 and 2021.

The following table presents a reconciliation of basic and diluted loss per share for the three months ended September 30, 2022 and 2021

	For the three months ended September 30,
	2022	2021
Net loss from continuing operations attributable to Shineco	$(2,439,722)	$(11,103,095)
Net loss from discontinued operations attributable to Shineco	-	(3,135,237)
Net loss attributable to Shineco	(2,439,722)	(14,238,332)

Weighted average shares outstanding - basic and diluted	14,649,132	8,314,996

Net loss from continuing operations per share of common share
Basic and diluted	$(0.17)	$(1.33)

Net loss from discontinued operations per share of common share
Basic and diluted	$-	$(0.38)

Net loss per share of common share
Basic and diluted	$(0.17)	(1.71)

New Accounting Pronouncements

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	September 30, 2022	June 30, 2022

Accounts receivable	$9,167,155	$9,138,790
Less: allowance for doubtful accounts	(7,205,783)	(7,317,236)
Accounts receivable, net	$1,961,372	$1,821,554

Movement of allowance for doubtful accounts is as follows:

	September 30, 2022	June 30, 2022

Beginning balance	$7,317,236	$13,481,021
Charge to expense	327,925	1,632,670
Less: cessation of subsidiaries and disposal of VIE	-	(7,524,110)
Foreign currency translation adjustments	(439,378)	(272,345)
Ending balance	$7,205,783	$7,317,236

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	September 30, 2022	June 30, 2022

Raw materials	$60,555	$67,467
Work-in-process	18,046,891	18,709,325
Finished goods	1,122,368	1,191,275
Less: inventory reserve	(1,173,594)	(1,249,543)
Total inventories, net	$18,056,220	$18,718,524

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

The Company wrote off inventory amounted to US$241,754 and US$492,987 during the three months ended September 30, 2022 and 2021, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	September 30, 2022	June 30, 2022

Advances to suppliers	$11,904,432	$13,548,178
Less: allowance for doubtful accounts	(11,904,432)	(13,544,627)
Advance to suppliers, net	$-	$3,551

Advances to suppliers consist of mainly payments to suppliers for yew trees that have not been received.

Movement of allowance for doubtful accounts is as follows:

	September 30, 2022	June 30, 2022

Beginning balance	$13,544,627	$13,320,307
Charge to (reversal of) expense	(882,854)	4,938,064
Less: cessation of subsidiaries and disposal of VIE	-	(4,210,407)
Foreign currency translation adjustments	(757,341)	(503,337)
Ending balance	$11,904,432	$13,544,627

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2022	June 30, 2022

Loan to third parties (1)	$2,373,854	$16,345,717
Other receivables (2)	2,205,091	3,246,293
Short-term deposit	1,066,520	164,261
Prepaid expenses	14,897	20,872
Subtotal	5,660,362	19,777,143
Less: allowance for doubtful accounts	2,404,614	2,545,565
Total other current assets, net	$3,255,748	$17,231,578

(1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. The Company believes that the risk associated with the above loans are relatively low based on the evaluation of the creditworthiness of these third-party debtors and the relationships with them. The loans to third-parties are expected to be paid in full by end of June 2023.

(2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses.

Movement of allowance for doubtful accounts is as follows:

	September 30, 2022	June 30, 2022

Beginning balance	$2,545,565	$995,760
Charge to (reversal of) expense	(22,093)	2,117,316
Less: cessation of subsidiaries and disposal of VIE	-	(326,491)
Foreign currency translation adjustments	(118,858)	(241,020)
Ending balance	$2,404,614	$2,545,565

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2022	June 30, 2022

Buildings	$1,702,641	$1,808,172
Machinery and equipment	25,755	27,351
Motor vehicles	130,960	139,077
Office equipment	160,857	178,271
Leasehold improvement	175,440	186,314
Farmland leasehold improvements	2,956,484	3,139,729
Subtotal	5,152,137	5,478,914
Less: accumulated depreciation and amortization	(3,213,660)	(3,388,640)
Less: impairment for property and equipment	(673,084)	(714,802)
Total property and equipment, net	$1,265,393	$1,375,472

Depreciation and amortization expense was US$30,966 and US$81,473 for the three months ended September 30, 2022 and 2021, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of property and equipment. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, has not been able to grow and cultivate green agricultural produce on its leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of leased farmland (Note 12). Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired as of June 30, 2022.The impairment for property and equipment of US$673,084 and US$714,802 was recorded as of September 30, 2022 and June 30, 2022, respectively.

Farmland leasehold improvements consisted of following:

	September 30, 2022	June 30, 2022

Blueberry farmland leasehold improvements	$2,271,302	$2,412,079
Yew tree planting base reconstruction	254,470	270,242
Greenhouse renovation	430,712	457,408
Less: impairment for property and equipment	(2,956,484)	(3,139,729)
Total farmland leasehold improvements	$-	$-

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

NOTE 10 - INVESTMENTS

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company recorded a loss of US$ nil and US$4,186 for the three months ended September 30, 2022 and 2021 from the investment, which was included in “Loss from equity method investment” in the unaudited condensed consolidated statements of loss and comprehensive loss.

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.75 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of September 30, 2022, a total of US$0.75 million was fully injected by the Company. The Company recorded a loss of US$ 6,304 and US$23,734 for the three months ended September 30, 2022 and 2021 from the investment, which was included in “Loss from equity method investment” in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

The Company’s investments in unconsolidated entities consist of the following:

	September 30, 2022	June 30, 2022

Gaojing Private Fund	$611,142	$617,446
Total investments	$611,142	$617,446

Summarized financial information of unconsolidated entities is as follows:

	September 30, 2022	June 30, 2022

Current assets	$535,498	$558,962
Current liabilities	29,510	1,478

	For the three months ended September 30,
	2022	2021

Net sales	$-	$-
Gross loss	-	(63)
Loss from operations	(19,533)	(94,726)
Net loss	(19,700)	(95,098)

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	September 30, 2022	June 30, 2022

ROU lease assets	$1,749,663	$2,088,149

Operating lease liabilities – current	586,553	959,909
Operating lease liabilities – non-current	873,173	1,025,967
Total operating lease liabilities	$1,459,726	$1,985,876

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	6.00	6.88
Weighted average discount rate	5.53%	5.30%

Rent expenses totaled US$214,440 and US$230,548 for the three months ended September 30, 2022 and 2021, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of ROU lease assets, and impairment loss for the ROU lease assets of US$2,268,344 was recorded for the year ended June 30, 2022. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, has not been able to grow and cultivate green agricultural produce on its leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow. Therefore, the Company decided to record full impairment of leased farmland during the year ended June 30, 2022.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

Remainder of 2023	$544,171
2024	555,548
2025	170,225
2026	21,089
2027	21,089
Thereafter	428,803
Total lease payments	1,740,925
Less: imputed interest	(281,199)
Present value of lease liabilities	$1,459,726

NOTE 12 - ACQUISITION

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Due from related party	$108,296
Inventory	18,115,423
Other current assets	224,522
Right of use assets	1,127,130
Long-term investments and other non-current assets	166,107
Other payables and other current assets	(2,503,607)
Operating lease liabilities	(1,013,492)
Total purchase price for acquisition, net of US$112,070 of cash	$16,224,379

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were both US$ nil for three months ended September 30, 2022 and 2021.

The Company has included the operating results of Guangyuan in its consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$ 28,416 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2022. US$ nil in net sales and US$ 319,905 in net loss of Tianjin Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2021.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from Related Parties

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. Those advances are due on demand and non-interest bearing.

As of September 30, 2022 and June 30, 2022, the outstanding amounts due from related parties consisted of the following:

	September 30, 2022	June 30, 2022

Zhao Min	$1,327	$1,410
Shanghai Gaojing Private Fund Management (a.)	404,902	429,998
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (b.)	1,431,710	1,719,568
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (c.)	4,436,545	4,644,011
Total due from related parties	$6,274,484	$6,794,987

a.	The Company owns 32% equity interest in this company. (Note 11)

b.	On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$77,213 as of June 30, 2022. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$210,887 (RMB 1.5 million) will be paid by September 30, 2022, US$702,955 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the three months ended September 30, 2022, the Company received payment of US$210,887 (RMB 1.5 million) from this related party. The total outstanding balance including the principal and interest was amounted to US$1,431,710 as of September 30, 2022. Interest income were US$24,301 and US$ nil for three months ended September 30, 2022 and 2021, respectively.

c.	On October 28, 2021, the Company entered into a loan agreement with Zhongjian (Qingdao) International Logistics Development Co., Ltd. to with an amount of US$4,464,219 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance including the principal and interest were amounted to US$4,436,545 and US$4,644,011 as of September 30, 2022 and June 30, 2022, respectively. Interest income were US$66,055 and US$ nil for three months ended September 30, 2022 and 2021, respectively.

Due to Related Parties

As of September 30, 2022 and June 30, 2022, the Company had related party payables of US$2,480,548 and US$2,798,800, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	September 30, 2022	June 30, 2022

Wu Yang	$-	$95,630
Wang Sai	120,081	96,081
Zhou Guocong	2,027	-
Lin Baolin	1,968	-
Zhao Min (a.)	431,238	562,528
Zhou Shunfang (b.)	1,925,234	2,044,561
Total due to related parties	$2,480,548	$2,798,800

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period for another nine months, with the same interest rate of 5.0% per annum. During the three months ended September 30, 2022, the Company borrowed additional loan of US$28,118 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$380,331 as of September 30, 2022.

b.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhou Shunfang to borrow an aggregated amount of US$1,269,092 (RMB 8.5 million) for the Company’s working capital needs for less than one year, with a maturity date range on March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. All loans were fully repaid by the Company upon their maturity.

Interest expenses on loans due to related parties were US$4,802 and US$ nil for the three months ended September 30, 2022 and 2021, respectively.

NOTE 14 - CONVERTIBLE NOTES PAYABLE

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

As of September 30, 2022, the Company received principal in full from the Investor. For the three months ended September 30, 2022 and 2021, a total of US$154,403 and $458,978 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively.

As of September 30, 2022, shares of the Company’s common stock totaling 2,374,465 were issued by the Company to the Investor equaling principal and interests amounted to US$7,892,638, and the Notes balance was US$14,283,239, with a carrying value of US$14,601,110, net of deferred financing costs of US$317,871 was recorded in the accompanying unaudited condensed consolidated balance sheets.

NOTE 15 - TAXES

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

i) The components of the deferred tax assets were as follows:

	September 30, 2022	June 30, 2022
Deferred tax assets:
Allowance for doubtful accounts	$1,190,068	$1,252,245
Inventory reserve	292,503	311,439
Net operating loss carry-forwards	922,505	979,682
Total	2,405,076	2,543,366
Valuation allowance	(2,405,076)	(2,543,366)
Total deferred tax assets	$-	$-

Movement of the valuation allowance:

	September 30, 2022	June 30, 2022

Beginning balance	$2,543,366	$1,810,023
Current year addition	10,148	798,160
Exchange difference	(148,438)	(64,817)
Ending balance	$2,405,076	$2,543,366

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2022 and 2021, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	September 30, 2022	June 30, 2022

Income tax payable	$978,305	$992,780
Value added tax payable	32,880	34,925
Business tax and other taxes payable	4,810	3,375
Total tax payable	1,015,995	1,031,080
Less: income tax payable - current portion	569,135	584,220
Income tax payable - noncurrent portion	$446,860	$446,860

NOTE 16 - STOCKHOLDERS’ EQUITY

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of September 30, 2022 and June 30, 2022, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of September 30, 2022.

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

On June 13, 2022, the Company entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of $5.0 million.

On July 21, 2022, the stockholders of the Company approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock will be made available for issuance under the 2022 Plan. Pursuant to the terms of the 2022 Plan, no shares shall be granted on or after the date which is ten years from the effective date of the 2022 Plan. On July 27, 2022, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 600,000 shares (the “Shares”). The fair value of the Shares was US$612,000 based on the fair value of share price US$1.02 at July 21, 2022. The Shares were fully vested immediately on the issuance date.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. As the date of this report, proceeds amounted to US$1.0 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2022. As of September 30, 2022, the subscription receivable was amounted to US$758,340 which was recorded on the unaudited condensed consolidated balance sheet.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$24,237,908 and US$15,164,950 as of September 30, 2022 and June 30, 2022, respectively.

During the three months ended September 30, 2022 and 2021 almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2022, four customers accounted for approximately 80% of the Company’s total sales. At September 30, 2022, three customers accounted for approximately 71% of the Company’s accounts receivable.

For the three months ended September 30, 2021, four customers accounted for approximately 76% of the Company’s total sales.

For the three months ended September 30, 2022, one vendor accounted for approximately 94% of the Company’s total purchases. For the three months ended September 30, 2021, one vendor accounted for approximately 94% of the Company’s total purchases.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trail, the Company was required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of September 30, 2022, the Company accrued a total sum of US$829,969 (approximately RMB 5.9 million) of expenses for this lawsuit. The Company made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trial of this litigation.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. The Company is seeking money damages of $9,088,125.00 plus interest, punitive damages, and reimbursement of all costs, expenses, and attorneys’ fees. In December, defendants filed an answer and counterclaims against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and monetary damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022 , which the Company declined to do. On June 13, 2022, the restriction imposed on the shares were lifted.

The Company moved to dismiss the counterclaims, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted the Company’s motion to dismiss defendants’ counterclaims on all but three counterclaims. Defendants’ outstanding counterclaims are for breach of contract, conversion, and wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401.

Nominal defendant Transhare Corporation moved to dismiss the defendants’ counterclaim against it for wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted Transhare Corporation’s motion to dismiss defendants’ counterclaim for wrongful refusal to remove restrictions. Defendants have appealed the Court’s September 9, 2022 order dismissing defendants’ counterclaim for wrongful refusal to remove restrictions. On October 3, 2022 the parties submitted a stipulation dismissing defendants’ outstanding counterclaim against Transhare Corporation seeking declaratory judgment.

Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of September 30, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

NOTE 19 - SEGMENT REPORTING

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

The following table presents summarized information by segment for the three months ended September 30, 2022:

	For the three months ended September 30, 2022
	Luobuma	Other agricultural	Freight
	products	products	services	Total
Segment revenue	$5,574	$428,596	$101,528	$535,698
Cost of revenue and related business and sales tax	206	548,942	77,427	626,575
Gross profit (loss)	5,368	(120,346)	24,101	(90,877)
Gross profit (loss) %	96.3%	(28.1)%	23.7%	(17.0)%

The following table presents summarized information by segment for the three months ended September 30, 2021:

	For the three months ended September 30, 2021
	Luobuma	Other agricultural	Freight
	products	products	services	Total
Segment revenue	$13,508	$452,387	$163,863	$629,758
Cost of revenue and related business and sales tax	141,838	1,068,254	149,211	1,359,303
Gross profit (loss)	(128,330)	(615,867)	14,652	(729,545)
Gross profit (loss) %	(950.0)%	(136.1)%	8.9%	(115.8)%

Total assets as of September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022	June 30, 2022

Luobuma products	$9,388,729	$10,982,562
Other agricultural products	43,159,007	46,488,334
Freight services	4,872,431	6,355,121
Total assets	$57,420,167	$63,826,017

NOTE 20 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the three months ended September 30, 2022 and 2021. The Company recorded a loss on disposal of discontinued operations of $3,135,237 during the three months ended September 30, 2021.

NOTE 21 - SUBSEQUENT EVENTS

On October 21, 2022, Life Science entered into a stock purchase agreement (the “Agreement”) with Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), and Changzhou Biowin Pharmaceutical Co., Ltd., a company established under the laws of China (“Target”), pursuant to which Life Science would acquire 51% of the issued equity interests of Target from Seller (the “Acquisition”). The closing of the Acquisition is subject to various customary closing conditions. As the consideration for the Acquisition, the Company will pay the Seller US $9 million in cash and within 30 days after closing, the Company will issue 3,260,000 shares of the Company’s common stock, par value $0.001 per share to the equity holders of Seller or any persons designated by Seller.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 14, 2022, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “will,” “could,” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 28, 2022 (the “Annual Report”) and other SEC filings. These risks and uncertainties could cause actual results to differ materially from those projected or implied by our forward-looking statements contained in this report. In addition, many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. The results of operations of Ankang Longevity Group have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the three months ended September 30, 2022 and 2021.

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

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. As of September 30, 2022, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,443,571, with a carrying value of US$3,513,947, net of deferred financing costs of US$70,376 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of September 30, 2022, the Notes was fully converted and shares of the Company’s common stock totaling 1,946,766 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. As of September 30, 2022, shares of the Company’s common stock totaling 427,699 were issued by the Company to the Investor equaling principal and interests amounted to US$420,000, and the Notes balance was US$10,839,668, with a carrying value of US$11,087,163, net of deferred financing costs of US$247,495 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On June 13, 2022, the Company entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of $5.0 million.

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

Due to the resurgence of COVID-19 cases in China, our headquarter in Beijing was closed down on April 25, 2022 and only resumed our business in mid-June 2022. Meanwhile, the business of our subsidiaries and VIEs was also negatively affected during this period, including but not limited to the execution of our sales contract and fulfillment of customer orders and the collection of the payments from customers in a timely manner. The resurgence of COVID-19 impact on our operating results and financial performance seems to be temporary, we will continue to monitor and modify the operating strategies in response to the COVID-19. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our unaudited condensed consolidated financial statements are released.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of September 30, 2022 and June 30, 2022, the allowance for doubtful accounts was US$7,205,783 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2022 and June 30, 2022, the inventory reserve was US$1,173,594 and US$1,249,543, respectively.

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

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company adopted the new revenue standard beginning July 1, 2018, and adopted a modified retrospective approach upon adoption. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s unaudited condensed consolidated financial statements upon adoption of ASC 606.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Overview

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Variance
	2022	2021	Amount	%
Revenue	$535,698	$629,758	$(94,060)	(14.94)%
Cost of revenue	626,575	1,359,303	(732,728)	(53.90)%
Gross loss	(90,877)	(729,545)	638,668	(87.54)%
General and administrative expenses	1,886,443	8,573,656	(6,687,213)	(78.00)%
Selling expenses	13,101	8,342	4,759	57.05%
Impairment loss of distribution rights	-	1,140,551	(1,140,551)	(100.00)%
Loss from operations	(1,990,421)	(10,452,094)	8,461,673	(80.96)%
Loss from equity method investments	(6,304)	(27,920)	21,616	(77.42)%
Other income, net	14,735	970	13,765	1,419.07%
Amortization of debt issuance costs	(154,403)	(458,978)	304,575	(66.36)%
Interest expenses, net	(305,927)	(170,199)	(135,728)	79.75%
Loss before income tax provision from continuing operations	(2,442,320)	(11,108,221)	8,665,901	(78.01)%
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(2,442,320)	(11,108,221)	8,665,901	(78.01)%
Net loss from discontinued operations	-	(3,135,237)	3,135,237	(100.00)%
Net loss	$(2,442,320)	$(14,243,458)	$11,801,138	(82.85)%
Comprehensive loss attributable to Shineco Inc.	$(4,744,406)	$(14,258,967)	$9,514,561	(66.73)%

Revenue

Currently, we, through our PRC subsidiaries and the VIEs, have three revenue streams derived from our three major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. For the business segment, that processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via the VIE, Ankang Longevity Group and its subsidiaries, which was disposed and did not generate any sales during the three months ended September 30, 2021.

The following table sets forth the breakdown of our revenue for each of the three segments for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$5,574	1.04%	$13,508	2.14%	$(7,934)	(58.74)%
Other agricultural products	428,596	80.01%	452,387	71.84%	(23,791)	(5.26)%
Freight services	101,528	18.95%	163,863	26.02%	(62,335)	(38.04)%
Total Amount	$535,698	100.00%	$629,758	100.00%	$(94,060)	(14.94)%

For the three months ended September 30, 2022 and 2021, revenue from sales of Luobuma products was US$5,574 and US$13,508, respectively, which represented a slight decrease of US$7,934, or 58.74%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. The low revenue from sales of Luobuma products is because we did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, and currently, we mainly focused on clearing off our remaining old stocks. Hence, revenue from this segment continued falling during the three months ended September 30, 2022 as compared to the same period in 2021.

For the three months ended September 30, 2022 and 2021, revenue from sales of other agricultural products was US$428,596 and US$452,387, respectively, representing a slight decrease of US$23,791, or 5.26%. Since our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

For the three months ended September 30, 2022 and 2021, revenue from provision of freight services was US$101,528 and US$ 163,863, respectively, representing a decrease of US$62,335, or 38.04%. The decrease was mainly due to we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies. Since we merely served as an agent in this type of transactions, our revenue from domestic and international logistic services was recognized in the net amount during the three months ended September 30, 2022.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$206	0.03%	$141,838	10.44%	$(141,632)	(99.85)%
Other agricultural products	548,942	87.61%	1,068,254	78.59%	(519,312)	(48.61)%
Freight services	77,427	12.36%	147,956	10.88%	(70,529)	(47.67)%
Business and sales related tax	-	0.00%	1,255	0.09%	(1,255)	(100.00)%
Total Amount	$626,575	100.00%	$1,359,303	100.00%	$(732,728)	(53.90)%

For the three months ended September 30, 2022 and 2021, cost of revenue from sales of our Luobuma products was US$206 and US$141,838, respectively, representing a decrease of US$141,632, or 99.85%. The decrease was mainly due to the decreased allowance we accrued for our slow-moving inventories amounted to US$ 137,244 on our remaining old stocks during the three months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, cost of revenue from sales of other agricultural products was US$548,942 and US$1,068,254, respectively, representing a decrease of US$519,312, or 48.61%. The decrease was mainly due to less stock written off during the three months ended September 30, 2022. Due to the continuous impact of Covid-19 in China, which resulted in the damage and death of a large number of yew trees, we continued writing off a large amount of our inventory during the three months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, cost of revenue from provision of freight services was US$77,427 and US$147,956, respectively, representing a decrease of US$70,529, or 47.67%. The decrease was due to decreased cost of revenue from domestic and international logistic services, as we now only acted as an agent in this type of this transactions as mentioned above.

Gross Loss

The following table sets forth the breakdown of the gross loss for each of our three segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$5,368	(5.91)%	$(128,330)	17.59%	$133,698	(104.18)%
Other agricultural products	(120,346)	132.43%	(615,867)	84.42%	495,521	(80.46)%
Freight services	24,101	(26.52)%	14,652	(2.01)%	9,449	64.49%
Total Amount	$(90,877)	100.00%	$(729,545)	100.00%	$638,668	(87.54)%

Gross loss from Luobuma product sales decreased by US$133,698 or 104.18%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease was mainly due to decrease in allowance we accrued for our slow-moving inventories during the three months ended September 30, 2022.

Gross loss from sales of other agricultural products decreased by US$495,521, or 80.46%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in gross loss was mainly due to less stock written off as mentioned above, as well as less price discounts we offered to our customers during the three months ended September 30, 2022.

Gross income from provision of freight services increased slightly by US$9,449, or 64.49%, for the three months ended September 30, 2022 as compared to the same period in 2021. As mentioned above, we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies, which improved our operating efficiency and profitability during the three months ended September 30, 2022.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,				Variance
	2022	%	2021	%	Amount	%
General and administrative expenses	$1,886,443	99.31%	$8,573,656	88.18%	$(6,687,213)	(78.00)%
Selling expenses	13,101	0.69%	8,342	0.09%	4,759	57.05%
Impairment loss of distribution rights	-	0.00%	1,140,551	11.73%	(1,140,551)	(100.00)%
Total Amount	$1,899,544	100.00%	$9,722,549	100.00%	$(7,823,005)	(80.46)%

General and Administrative Expenses

For the three months ended September 30, 2022, our general and administrative expenses were US$1,886,443, representing a decrease of US$6,687,213, or 78.00%, as compared to the same period in 2021. The decrease was mainly due to the deceased bad debt expense during the three months ended September 30, 2022, as we recorded a significant amount of bad debt expense as a result of the impact from COVID-19 during the same period last year. We recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors. The decrease was partially offset by the increased intermediary fee paid to a third party as commission for the Company intended acquisition as well as the increased stock compensation expenses incurred during the three months ended September 30, 2022.

Impairment Loss of Distribution Rights

For the three months ended September 30, 2022 and 2021, our impairment loss of distribution right was US$ nil and US$1,140,551, respectively. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the three months ended September 30, 2021, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Loss from Equity Method Investments

Our VIE, Guangyuan has a 20% equity interest in Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”). We recorded a loss of US$ 4,186 for the three months ended September 30, 2021 from this investment. As we fully impaired the investment subsequently, no income or loss was recorded for the three months ended September 30, 2022 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.75 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$6,304 and US$23,734 for the three months ended September 30, 2022 and 2021 from this investment, respectively. The decrease in net loss was primarily due to lower net loss generated by the equity investment company in the current period.

Amortization of Debt Issuance Costs

For the three months ended September 30, 2022, our amortization of debt issuance costs expenses was US$154,403, representing a decrease of US$304,575, or 66.36%, as compared to amortization of debt issuance costs expenses of US$458,978 in the same period in 2021. We entered into four convertible note agreements and two of them was fully converted, hence, resulted in a decrease in amortization of debt issuance costs expenses for the three months ended September 30, 2022 as compared to the same period last year.

Interest Expenses, Net

For the three months ended September 30, 2022, our net interest expenses were US$305,927, representing an increase of US$135,728, or 79.75%, as compared to net interest expenses of US$170,199 in the same period in 2021. The increase in net interest expenses was attributable to the increased interest expenses on loans borrowed from third parties, and the interest expense incurred for the convertible notes issued by us. The increase was partial offset by the interest income generated from loans to third parties and related parties during the three months ended September 30, 2022.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$2,442,320 for the three months ended September 30, 2022, a decrease of US$8,665,901, or 78.01%, from net loss from continuing operations of US$11,108,221 for the three months ended September 30, 2021. The decrease in net loss was primarily a result of the decrease in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. We had a total net loss from discontinued operations of US$3,135,237 for the three months ended September 30, 2021.

Net Loss

Our net loss was US$2,442,320 for the three months ended September 30, 2022, a decrease of US$11,801,138 or 82.85%, from a net loss of US$14,243,458 for the same period in 2021. The decrease in net loss was primarily a result of the decreased net loss from continuing operations, as well as the decreased net loss from discontinued operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$4,723,658 for the three months ended September 30, 2022, a decrease of US$9,519,230 from a comprehensive loss of US$14,242,888 for the same period in 2021. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$4,744,406 for the three months ended September 30, 2022, compared to a comprehensive loss attributable to us in the amount of US$14,258,967 for the three months ended September 30, 2021. The decrease of comprehensive loss was due to the decrease in net loss as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2022 and June 30, 2022, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of September 30, 2022.

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

For the above-mentioned convertible promissory notes issued, as of September 30, 2022, shares of the Company’s common stock totaling 2,374,465 were issued by the Company to the Investor equaling principal and interests amounted to US$7,892,638, and the Notes balance was US$14,283,239, with a carrying value of US$14,601,110, net of deferred financing costs of US$317,871.

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

On June 13, 2022, we entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which we agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company (the “Shares”) at a price of US$2.12 per share. our shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and we issued the Shares in exchange for gross proceeds of $5.0 million.

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

Working Capital

The following table provides the information about our working capital at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022

Current Assets	$53,785,997	$59,735,425
Current Liabilities	20,371,268	29,040,302
Working Capital	$33,414,729	$30,695,123

The working capital increased by US$2,719,606, or 8.9%, as of September 30, 2022 from June 30, 2022, primarily as a result of an increase in cash and cash equivalents and a decrease in other payables and accrued expenses, partially offset by the decrease in current assets held for discontinued operations as of September 30, 2022.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trail, we required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. As of September 30, 2022, we accrued a total sum of US$829,969 (approximately RMB 5.9 million) for this lawsuit. We made the appeal to the People’s Court, and will vigorously defend itself and seek for less settlement payment in the second trail of this litigation.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. The Company is seeking money damages of $9,088,125.00 plus interest, punitive damages, and reimbursement of all costs, expenses, and attorneys’ fees. In December, defendants filed an answer and counterclaims against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and monetary damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022, which the Company declined to do. On June 13, 2022, the restriction imposed on the shares were lifted.

The Company moved to dismiss the counterclaims, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted the Company’s motion to dismiss defendants’ counterclaims on all but three counterclaims. Defendants’ outstanding counterclaims are for breach of contract, conversion, and wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401.

Nominal defendant Transhare Corporation moved to dismiss the defendants’ counterclaim against it for wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted Transhare Corporation’s motion to dismiss defendants’ counterclaim for wrongful refusal to remove restrictions. Defendants have appealed the Court’s September 9, 2022 order dismissing defendants’ counterclaim for wrongful refusal to remove restrictions. On October 3, 2022 the parties submitted a stipulation dismissing defendants’ outstanding counterclaim against Transhare Corporation seeking declaratory judgment.

Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of September 30, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

As of September 30, 2022 and June 30, 2022, we had no other material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our unaudited condensed consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(2,109,145)	$(5,264,781)
Net cash provided by (used in) investing activities	11,083,120	(25,954,544)
Net cash provided by financing activities	921,047	20,436,888
Effect of exchange rate changes on cash and cash equivalents	(822,080)	(11,884)
Net increase (decrease) in cash and cash equivalents	9,072,942	(10,794,321)
Cash and cash equivalents, beginning of the period	15,165,231	29,024,394
Cash and cash equivalents, end of the period	$24,238,173	$18,230,073

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2022 was approximately US$2.1 million, consisting of net loss from continuing operations of US$2.4 million, net recovery of bad debt expenses of US$0.6 million, restricted shares issued for management of US$0.6 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$0.9 million and an increase in inventories of US$0.7 million.

Net cash used in operating activities during the three months ended September 30, 2021 was approximately US$5.3 million, consisting of net loss from continuing operations of US$11.1 million, bad debt expenses of US$7.4 million, impairment loss on distribution rights of US$1.1 million, and net changes in our operating assets and liabilities, which mainly included an increase in other current assets of US$3.2 million, partially offset by the decreased in advances to suppliers and increased in other payable and accrued expenses.

Investing Activities

For the three months ended September 30, 2022, net cash provided by investing activities was US$11.1 million, primarily due to repayments of loans to third parties of US$11.0 million.

For the three months ended September 30, 2021, net cash used in investing activities was US$26.0 million, primarily due to the disposal of Ankang of US$12.7 million, payment for other current assets of US$12.7 million and investment in unconsolidated entity of US$0.5 million.

Financing Activities

For the three months ended September 30, 2022, net cash provided by financing activities amounted to approximately US$0.9 million, due to proceeds from issuance of common stock of US$1.0 million, partially offset by the repayment of advances from related parties of US$0.1 million.

For the three months ended September 30, 2021, net cash provided financing activities amounted to approximately US$20.4 million, primarily due to the proceeds from issuance of common stock of US$2.4 million, proceeds from issuance of convertible note of US$17.0 million.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2022. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. The Company is seeking money damages of $9,088,125.00 plus interest, punitive damages, and reimbursement of all costs, expenses, and attorneys’ fees. In December, defendants filed an answer and counterclaims against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and monetary damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022, which the Company declined to do. On June 13, 2022, the restriction imposed on the shares were lifted.

The Company moved to dismiss the counterclaims, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted the Company’s motion to dismiss defendants’ counterclaims on all but three counterclaims. Defendants’ outstanding counterclaims are for breach of contract, conversion, and wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401.

Nominal defendant Transhare Corporation moved to dismiss the defendants’ counterclaim against it for wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted Transhare Corporation’s motion to dismiss defendants’ counterclaim for wrongful refusal to remove restrictions. Defendants have appealed the Court’s September 9, 2022 order dismissing defendants’ counterclaim for wrongful refusal to remove restrictions. On October 3, 2022 the parties submitted a stipulation dismissing defendants’ outstanding counterclaim against Transhare Corporation seeking declaratory judgment.

Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of September 30, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Disclosures in Note 17, “Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 are incorporated by reference hereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
3.2	Amended and Restated Bylaws of Shineco, Inc.(incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
4.2	2016 Share Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)
4.3	2022 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022)
10.1	Form of Securities Purchase Agreement between the Company and certain non-U.S. investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 17, 2022)
10.2	Director Offer Letter between the Company and Mr. Aamir Ali Quraishi (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 19, 2022)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* This certification is deemed furnished, and not filed, for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: November 14, 2022	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

