Form 10-Q
period 2022-12-31
SHINECO, INC.
filed 2023-02-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

RM 3D-1603 New World Center Apartment,

Chong Wen Men Wai Blvd

Beijing, People’s Republic of China 100062

(Address of principal executive offices) (Zip Code)

(+86) 10-87227366

(Registrant’s telephone number, including area code)

Room 3310, North Tower, Zhengda Center,

No. 20, Jinhe East Road, Chaoyang District

Beijing, People’s Republic of China 100020

(Former address of principal executive offices) (Zip Code)

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

As of February 14, 2023, there were 20,664,848 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,442,607	$15,165,231
Accounts receivable, net	2,191,397	1,821,554
Due from related parties, net	5,830,947	6,794,987
Inventories, net	18,184,515	18,718,524
Advances to suppliers, net	-	3,551
Prepayment for business acquisition	12,097,000	-
Other current assets, net	1,533,641	17,231,578
TOTAL CURRENT ASSETS	56,280,107	59,735,425

Property and equipment, net	1,168,891	1,375,472
Investment in unconsolidated entity	611,225	617,446
Long-term deposit and other noncurrent assets	7,192	9,525
Operating lease right-of-use assets	992,591	2,088,149
TOTAL ASSETS	$59,060,006	$63,826,017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,502	$1,547
Advances from customers	-	6,676
Due to related parties	2,465,083	2,798,800
Other payables and accrued expenses	2,623,870	10,272,194
Operating lease liabilities - current	232,656	959,909
Convertible note payable	14,724,932	14,416,956
Taxes payable	575,231	584,220
TOTAL CURRENT LIABILITIES	20,623,274	29,040,302

Income tax payable - noncurrent portion	446,860	446,860
Operating lease liabilities - non-current	561,490	1,025,967
TOTAL LIABILITIES	21,631,624	30,513,129

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 19,657,356 and 10,983,863 shares issued and outstanding at December 31, 2022 and June 30, 2022	19,657	10,984
Additional paid-in capital	63,985,227	52,998,924
Subscription receivable	(3,532,340)	(3,024,000)
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(23,581,618)	(18,372,023)
Accumulated other comprehensive loss	(3,268,590)	(2,100,756)
Total Stockholders’ equity of Shineco, Inc.	37,820,443	33,711,236
Non-controlling interest	(392,061)	(398,348)
TOTAL EQUITY	37,428,382	33,312,888

TOTAL LIABILITIES AND EQUITY	$59,060,006	$63,826,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2022	2021	2022	2021

REVENUE	$1,074,945	$1,362,332	$539,247	$732,574

COST OF REVENUE
Cost of product and services	822,752	1,748,730	437,931	883,669
Stock written off due to natural disaster	462,936	901,581	221,182	408,594
Business and sales related tax	2	3,257	2	2,002
Total cost of revenue	1,285,690	2,653,568	659,115	1,294,265

GROSS LOSS	(210,745)	(1,291,236)	(119,868)	(561,691)

OPERATING EXPENSES
General and administrative expenses	4,203,856	10,506,466	2,317,413	1,932,810
Selling expenses	18,551	18,332	5,450	9,990
Impairment loss of distribution rights	-	1,140,551	-	-
Total operating expenses	4,222,407	11,665,349	2,322,863	1,942,800

LOSS FROM OPERATIONS	(4,433,152)	(12,956,585)	(2,442,731)	(2,504,491)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	-	(149,790)	-	(149,790)
Income (loss) from equity method investments	(6,221)	(106,988)	83	(79,068)
Other income, net	28,758	1,443	14,023	473
Amortization of debt issuance costs	(355,972)	(854,318)	(201,569)	(395,340)
Interest income (expenses), net	(448,244)	67,139	(142,317)	237,338
Total other expenses	(781,679)	(1,042,514)	(329,780)	(386,387)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(5,214,831)	(13,999,099)	(2,772,511)	(2,890,878)

BENEFIT FOR INCOME TAXES	-	(6,478)	-	(6,478)

NET LOSS FROM CONTINUING OPERATIONS	(5,214,831)	(13,992,621)	(2,772,511)	(2,884,400)

DISCONTINUED OPERATIONS:
Loss on disposal of discontinued operations	-	(3,135,237)	-	-
Net loss from discontinued operations	-	(3,135,237)	-	-

NET LOSS	(5,214,831)	(17,127,858)	(2,772,511)	(2,884,400)

Net loss attributable to non-controlling interest	(5,236)	(11,815)	(2,638)	(6,689)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(5,209,595)	$(17,116,043)	$(2,769,873)	$(2,877,711)

COMPREHENSIVE LOSS
Net loss	$(5,214,831)	$(17,127,858)	$(2,772,511)	$(2,884,400)
Other comprehensive income (loss): foreign currency translation income (loss)	(1,156,311)	814,306	1,125,027	813,736
Total comprehensive loss	(6,371,142)	(16,313,552)	(1,647,484)	(2,070,664)
Less: comprehensive income (loss) attributable to non-controlling interest	6,287	3,511	(14,461)	(12,568)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(6,377,429)	$(16,317,063)	$(1,633,023)	$(2,058,096)

Weighted average number of shares basic and diluted	16,249,657	8,720,539	17,850,182	9,126,082

Basic and diluted loss per common share	$(0.32)	$(1.96)	$(0.16)	$(0.32)

Loss per common share
Continuing operations - Basic and Diluted	(0.32)	(1.60)	(0.16)	(0.32)
Discontinued operations - Basic and Diluted	-	(0.36)	-	-
Net loss per common share - basic and diluted	(0.32)	(1.96)	(0.16)	(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

						RETAINED	ACCUMULATED
	COMMON STOCK		SUBSCRIPTION	ADDITIONAL PAID-IN	STATUTORY	EARNINGS (ACCUMULATED	OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	291,775	292	5,511,203	1,969,708	-	-	-	-	7,481,203
Issuance of common shares for convertible notes redemption	1,258,450	1,259	-	5,998,741	-	-	-	-	6,000,000
Beneficial conversion feature associated with convertible notes	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the period	-	-	-	-	-	(17,116,043)	-	(11,815)	(17,127,858)
Foreign currency translation gain	-	-	-	-	-	-	798,980	15,326	814,306
Balance at December 31, 2021	9,431,707	$9,432	$(3,024,000)	$49,435,507	$4,198,107	$(8,454,972)	$67,175	$(396,807)	$41,834,442

Balance at June 30, 2022	10,983,863	$10,984	$(3,024,000)	$52,998,924	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Stock issuance	7,536,183	7,536	(508,340)	9,847,804	-	-	-	-	9,347,000
Issuance of common shares for convertible notes redemption	537,310	537	-	527,099	-	-	-	-	527,636
Restricted shares issued for management	600,000	600	-	611,400	-	-	-	-	612,000
Net loss for the period	-	-	-	-	-	(5,209,595)	-	(5,236)	(5,214,831)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,167,834)	11,523	(1,156,311)
Balance at December 31, 2022	19,657,356	$19,657	$(3,532,340)	$63,985,227	$4,198,107	$(23,581,618)	$(3,268,590)	$(392,061)	$37,428,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

							ACCUMULATED
	COMMON STOCK		SUBSCRIPTION	ADDITIONAL PAID-IN	STATUTORY	ACCUMULATED	OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at September 30, 2021	8,856,231	$8,856	$(6,160,203)	$45,316,083	$4,198,107	$(5,577,261)	$(752,440)	$(384,239)	$36,648,903

Stock issuance	291,775	292	3,136,203	1,969,708	-	-	-	-	5,106,203
Issuance of common shares for convertible notes redemption	283,701	284	-	2,149,716	-	-	-	-	2,150,000
Net loss for the period	-	-	-	-	-	(2,877,711)	-	(6,689)	(2,884,400)
Foreign currency translation gain (loss)	-	-	-	-	-	-	819,615	(5,879)	813,736
Balance at December 31, 2021	9,431,707	$9,432	$(3,024,000)	$49,435,507	$4,198,107	$(8,454,972)	$67,175	$(396,807)	$41,834,442

Balance at September 30, 2022	16,397,356	$16,397	$(3,782,340)	$60,891,487	$4,198,107	$(20,811,745)	$(4,405,440)	$(377,600)	$35,728,866

Stock issuance	3,260,000	3,260	250,000	3,093,740					3,347,000
Net loss for the period	-	-	-	-	-	(2,769,873)	-	(2,638)	(2,772,511)
Foreign currency translation gain (loss)	-	-	-	-	-	-	1,136,850	(11,823)	1,125,027
Balance at December 31, 2022	19,657,356	$19,657	$(3,532,340)	$63,985,227	$4,198,107	$(23,581,618)	$(3,268,590)	$(392,061)	$37,428,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,214,831)	$(17,127,858)
Net loss from discontinued operations, net of tax	-	(3,135,237)
Net loss from continuing operations	(5,214,831)	(13,992,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,703	740,533
Provision for doubtful accounts	871,799	5,815,640
Provision for (reversal of) inventory reserve	(4,350)	128,773
Stock written off due to natural disaster	462,936	901,581
Loss from equity method investments	6,221	106,988
Amortization of right of use assets	375,369	522,866
Impairment loss on distribution rights	-	1,140,551
Impairment loss on an unconsolidated entity	-	149,790
Restricted shares issued for management	612,000	-
Amortization of debt issuance costs	355,972	854,318
Accrued interest expense for convertible notes	479,641	414,778
Accrued interest expenses due to related parties	9,320	-
Accrued interest income from related parties	(173,799)	(411,167)
Accrued interest income from third parties	(119,978)	(78,422)

Changes in operating assets and liabilities:
Accounts receivable	(398,966)	(46,681)
Advances to suppliers	1,161,579	1,577,386
Inventories	(468,786)	(948,863)
Other current assets	(42,521)	(4,559,032)
Accounts payable	-	(75,278)
Advances from customers	(6,407)	(546)
Other payables and accrued expenses	615,173	2,559,798
Operating lease liabilities	(473,376)	(299,428)
Taxes payable	(655)	(111,509)
Net cash used in operating activities	(1,786,956)	(5,610,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(308,637)
Payment made for loans to third parties	(50,155)	(12,200,000)
Repayments of loans to third parties	11,240,791	-
Payment made for loans to related parties	-	(6,633,811)
Repayments of loans to related parties	214,949	-
Investment in unconsolidated entity	-	(750,000)
Prepayment for business acquisition	(9,000,000)	-
Acquisition of a VIE - Guangyuan, net of cash	-	112,070
Disposal of a VIE - Ankang, net of cash	-	(12,669,913)
Net cash provided (used in) by investing activities	2,405,585	(32,450,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,250,000	7,481,203
Proceeds from (repayments of) advances from related parties	(170,009)	754,308
Proceeds from issuance of convertible notes	-	17,000,000
Net cash provided by financing activities	1,079,991	25,235,511

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(421,244)	421,826

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,277,376	(12,403,499)

CASH AND CASH EQUIVALENTS - Beginning of the period	15,165,231	29,024,394

CASH AND CASH EQUIVALENTS - End of the period	$16,442,607	$16,620,895

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$527,636	$7,970,876
Issuance of common shares for proceeds received in prior year	$5,000,000	$-
Issuance of common shares for business acquisition	$3,097,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$-	$1,275,378
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$645,711	$-
Repayments of loans to third parties offset by other payables	$3,156,610	$-

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

On December 31, 2008, June 11, 2011, and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement, and an Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”), Yantai Zhisheng International Trade Co., Ltd. (“Zhisheng Trade”), Yantai Mouping District Zhisheng Agricultural Produce Cooperative (“Zhisheng Agricultural”), and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight, Zhisheng Trade, Zhisheng Agricultural, and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng VIEs”.

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

On September 30, 2017, Tenet-Jove established Xinjiang Shineco Taihe Agriculture Technology Ltd. (“Xinjiang Taihe”) with registered capital of RMB10.0 million (approximately US$1.5 million). On September 30, 2017, Tenet-Jove established Xinjiang Tianyi Runze Bioengineering Co., Ltd. (“Runze”) with registered capital of RMB10.0 million (approximately US$1.5 million). Xinjiang Taihe and Runze became wholly-owned subsidiaries of Tenet-Jove. The Company ceased the business operation of Xinjiang Taihe and Runze in September 2020 and October 2020, respectively.

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

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB10.0 million (approximately US$1.5 million). TNB became a wholly-owned subsidiary of Tenet-Jove.

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

On December 30, 2022, Shineco Life Science Research Co., Ltd. (“Subsidiary”), a company established under the laws of China and indirect wholly owned subsidiary of the Company closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd., a company established under the laws of China (“Biowin”) pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”) Biowin, the Company and Subsidiary (the “Agreement”). As the consideration for the acquisition, the Company paid to Seller US $9 million in cash and the Company issued 3,260,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among the Subsidiary, the Seller and Biowin, the Seller enjoys 51% of the issued equity interests of Biowin before January 1, 2023, and will transfer the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to the Subsidiary from January 1, 2023.

On January 13, 2023, the Company entered into a non-binding framework agreement (the “LOI”) with certain shareholders of Dream Partner Limited (“Dream Ltd.”) to acquire 80% equity interests of Dream Ltd., which indirectly owns 100% equity interests of Chongqing Wintus Group (“Wintus”), which is a private company based in China that produces specialized antiviral silk fabric materials that can be widely used in the medical, hygiene, pharmaceutical and personal health fields. According to the LOI, the total purchase price of the acquisition is estimated to be approximately $40 million which is expected to consist of cash and the Company’s common stock. The LOI represents terms for a proposed transaction and will be subject to legal and financial due diligence, which includes a third-party audit and evaluation, Shineco’s shareholder’s approval and definitive documentation.

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

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses of US$5,214,831 and US$17,127,858, and continuing cash outflow of US$1,786,956 and US$5,610,545 from operating activities for the six months ended December 31, 2022 and 2021. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of December 31, 2022, the Company had positive working capital due to the following measurements the management has taken to enhance the Company’s liquidity:

1)	On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares of its common stock at a per share purchase price of $0.915 for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.25 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by March 31, 2023.

2)	As of December 31, 2022, the Company had cash and cash equivalents in the amount of approximately US$16.4 million for the next operating cycle in next twelve months.

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

The total carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information were as follows:

	December 31, 2022	June 30, 2022

Current assets	$34,482,773	$34,723,255
Plant and equipment, net	1,242	1,446
Other non-current assets	929,024	1,211,293
Total assets	35,413,039	35,935,994
Total liabilities	(4,513,447)	(5,719,289)
Net assets	$30,899,592	$30,216,705

	For the six months ended December 31,		For the three months ended December 31,
	2022	2021	2022	2021
Net sales	$1,055,723	$1,327,564	$525,599	$711,314
Gross loss	$(221,023)	$(1,175,699)	$(124,778)	$(574,484)
Income (loss) from operations	$807,083	$(7,364,854)	$419,178	$386,809
Net income (loss)	$830,047	$(10,640,891)	$430,315	$237,610

The carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated income information held for discontinued operations were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2022	2021	2022	2021
Net loss	$-	$(3,135,237)	$-	$-

The carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information held for continued operations were as follows:

	December 31, 2022	June 30, 2022

Current assets	$34,482,773	$34,723,255
Plant and equipment, net	1,242	1,446
Other non-current assets	929,024	1,211,293
Total assets	35,413,039	35,935,994
Total liabilities	(4,513,447)	(5,719,289)
Net assets	$30,899,592	$30,216,705

	For the six months ended December 31,		For the three months ended December 31,
	2022	2021	2022	2021
Net sales	$1,055,723	$1,327,564	$525,599	$711,314
Gross loss	$(221,023)	$(1,175,699)	$(124,778)	$(574,484)
Income (loss) from operations	$807,083	$(7,364,854)	$419,178	$386,809
Net income (loss)	$830,047	$(7,505,654)	$430,315	$237,610

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2022 and June 30, 2022, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2022 and June 30, 2022, the allowance for doubtful accounts was US$7,085,240 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2022 and June 30, 2022, the inventory reserve was US$1,208,807 and US$1,249,543, respectively.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of December 31, 2022 and June 30, 2022, the Company had an allowance for uncollectible advances to suppliers of US$11,979,135 and US$13,544,627, respectively.

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

Leases

The Company follows FASB ASC No. 842, Leases (“Topic 842”). The Company leases office spaces, warehouse, and farmland which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases, usually with initial term of 12 months or less) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the six and three months ended December 31, 2022 and 2021, the Company did not recognize any impairment of its ROU assets.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, distribution right, ROU assets and investments. For the six and three months ended December 31, 2022 and 2021, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions at December 31, 2022 and June 30, 2022. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at December 31, 2022, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of December 31, 2022, the tax years ended December 31, 2018 through December 31, 2022 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2022 and June 30, 2022 were translated at 1 RMB to 0.1450 USD and at 1 RMB to 0.1493 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2022 and 2021 were 1 RMB to 0.1433 USD and 1 RMB to 0.1555 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended December 31, 2022 and 2021 were 1 RMB to 0.1406 USD and 1 RMB to 0.1564 USD, respectively.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2022 and 2021.

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended December 31, 2022 and 2021:

	For the six months ended December 31,		For the three months ended December 31,
	2022	2021	2022	2021
Net loss from continuing operations attributable to Shineco	$(5,209,595)	$(13,980,806)	$(2,769,873)	$(2,877,711)
Net loss from discontinued operations attributable to Shineco	-	(3,135,237)	-	-
Net loss attributable to Shineco	(5,209,595)	(17,116,043)	(2,769,873)	(2,877,711)

Weighted average shares outstanding - basic and diluted	16,249,657	8,720,539	17,850,182	9,126,082

Net loss from continuing operations per share of common share Basic and diluted	$(0.32)	$(1.60)	$(0.16)	$(0.32)

Net loss from discontinued operations per share of common share Basic and diluted	$-	$(0.36)	$-	$-

Net loss per share of common share Basic and diluted	$(0.32)	$(1.96)	$(0.16)	$(0.32)

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) - now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company plans to adopt this guidance effective July 1, 2023 and the adoption of this ASU is not expected to have a material impact on its financial statements.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	December 31, 2022	June 30, 2022

Accounts receivable	$9,276,637	$9,138,790
Less: allowance for doubtful accounts	(7,085,240)	(7,317,236)
Accounts receivable, net	$2,191,397	$1,821,554

Movement of allowance for doubtful accounts is as follows:

	December 31, 2022	June 30, 2022

Beginning balance	$7,317,236	$13,481,021
Charge to (reversal of) expense	(18,994)	1,632,670
Less: cessation of subsidiaries and disposal of VIE	-	(7,524,110)
Foreign currency translation adjustments	(213,002)	(272,345)
Ending balance	$7,085,240	$7,317,236

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	December 31, 2022	June 30, 2022

Raw materials	$62,438	$67,467
Work-in-process	18,183,738	18,709,325
Finished goods	1,147,146	1,191,275
Less: inventory reserve	(1,208,807)	(1,249,543)
Total inventories, net	$18,184,515	$18,718,524

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

The Company wrote off inventory amounted to US$462,936 and US$901,581 during the six months ended December 31, 2022 and 2021, respectively. The Company wrote off inventory amounted to US$221,182 and US$408,594 during the three months ended December 31, 2022 and 2021, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	December 31, 2022	June 30, 2022

Advances to suppliers	$11,979,135	$13,548,178
Less: allowance for doubtful accounts	(11,979,135)	(13,544,627)
Advance to suppliers, net	$-	$3,551

Advances to suppliers consist of mainly payments to suppliers for yew trees that have not been received.

Movement of allowance for doubtful accounts is as follows:

	December 31, 2022	June 30, 2022

Beginning balance	$13,544,627	$13,320,307
Charge to (reversal of) expense	(1,158,171)	4,938,064
Less: cessation of subsidiaries and disposal of VIE	-	(4,210,407)
Foreign currency translation adjustments	(407,321)	(503,337)
Ending balance	$11,979,135	$13,544,627

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	December 31, 2022	June 30, 2022

Loans to third parties (1)	$2,072,174	$16,345,717
Other receivables (2)	2,170,418	3,246,293
Short-term deposit	954,858	164,261
Prepaid expenses	15,123	20,872
Subtotal	5,212,573	19,777,143
Less: allowance for doubtful accounts	(3,678,932)	(2,545,565)
Total other current assets, net	$1,533,641	$17,231,578

(1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. Due to the impact from COVID-19, the Company did not receive repayments of loans to third parties according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of December 31, 2022 and June 30, 2022, the allowance for doubtful accounts was US$1,608,256 and US$384,915, respectively. Management will continue putting effort in collection of overdue loans to third parties.

(2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses.

Movement of allowance for doubtful accounts is as follows:

	December 31, 2022	June 30, 2022

Beginning balance	$2,545,565	$995,760
Charge to expense	1,332,467	2,117,316
Less: cessation of subsidiaries and disposal of VIE	-	(326,491)
Foreign currency translation adjustments	(199,100)	(241,020)
Ending balance	$3,678,932	$2,545,565

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2022	June 30, 2022

Buildings	$1,755,591	$1,808,172
Machinery and equipment	26,556	27,351
Motor vehicles	135,033	139,077
Office equipment	165,859	178,271
Leasehold improvement	180,896	186,314
Farmland leasehold improvements	3,048,427	3,139,729
Subtotal	5,312,362	5,478,914
Less: accumulated depreciation and amortization	(3,449,455)	(3,388,640)
Less: impairment for property and equipment	(694,016)	(714,802)
Total property and equipment, net	$1,168,891	$1,375,472

Depreciation and amortization expense was US$164,671 and US$214,731 for the six months ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense was US$133,705 and US$133,258 for the three months ended December 31, 2022 and 2021, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of property and equipment. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, has not been able to grow and cultivate green agricultural produce on its leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of leased farmland (Note 11). Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired as of June 30, 2022. The impairment for property and equipment of US$694,016 and US$714,802 was recorded as of December 31, 2022 and June 30, 2022, respectively.

Farmland leasehold improvements, net consisted of following:

	December 31, 2022	June 30, 2022

Blueberry farmland leasehold improvements	$2,341,937	$2,412,079
Yew tree planting base reconstruction	262,383	270,242
Greenhouse renovation	444,107	457,408
Subtotal	3,048,427	3,139,729
Less: accumulated amortization	(2,354,411)	(2,424,927)
Less: impairment for farmland leasehold improvements	(694,016)	(714,802)
Total farmland leasehold improvements, net	$-	$-

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

NOTE 10 - INVESTMENTS

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company recorded a loss of US$ nil and US$16,153 for the six months ended December 31, 2022 and 2021, respectively, and a loss of US$ nil and US$11,967 for the three months ended December 31, 2022 and 2021, respectively, from the investment, which was included in “Income (loss) from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment during the year ended June 30, 2022.

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of December 31, 2022, a total of US$0.70 million was fully injected by the Company. The Company recorded a loss of US$6,221 and US$90,835 for the six months ended December 31, 2022 and 2021, respectively, and an income of US$83 and a loss of US$67,101 for the three months ended December 31, 2022 and 2021, respectively, from the investment, which was included in “Income (loss) from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

The Company’s investment in unconsolidated entity consists of the following:

	December 31, 2022	June 30, 2022

Gaojing Private Fund	$611,225	$617,446
Total investment	$611,225	$617,446

Summarized financial information of unconsolidated entities is as follows:

	December 31, 2022	June 30, 2022

Current assets	$566,530	$558,962
Noncurrent assets	144,818	-
Current liabilities	189,742	1,478

	For the six months ended December 31,
	2022	2021

Net sales	$-	$314,121
Gross loss	-	(596)
Loss from operations	(19,278)	(339,024)
Net loss	(19,441)	(364,624)

NOTE 11 - LEASES

The Company leases offices space and warehouse under non-cancelable operating leases, with terms ranging from one to six years. In addition, the Zhisheng VIEs and Guangyuan entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit, and Chinese yew trees, fast-growing bamboo willows and scenic greening trees. The lease terms vary from 3 years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

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

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	December 31, 2022	June 30, 2022

ROU lease assets	$992,591	$2,088,149

Operating lease liabilities – current	232,656	959,909
Operating lease liabilities – non-current	561,490	1,025,967
Total operating lease liabilities	$794,146	$1,985,876

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	9.13	6.88
Weighted average discount rate	5.37%	5.30%

Rent expenses totaled US$386,145 and US$464,207 for the six months ended December 31, 2022 and 2021, respectively. Rent expenses totaled US$171,705 and US$233,659 for the three months ended December 31, 2022 and 2021, respectively.

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

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

Remainder of 2023	$228,908
2024	174,184
2025	148,043
2026	21,744
2027	21,744
Thereafter	442,139
Total lease payments	1,036,762
Less: imputed interest	(242,616)
Present value of lease liabilities	$794,146

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

During the year ended June 30, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite. (Note 9)

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation, and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Due from related party	$108,296
Inventory	18,115,423
Other current assets	224,522
Right of use assets	1,127,130
Long-term investments and other non-current assets	166,107
Other payables and other current liabilities	(2,503,607)
Operating lease liabilities	(1,013,492)
Total purchase price for acquisition, net of US$112,070 of cash	$16,224,379

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the six and three months ended December 31, 2022 and 2021.

The Company has included the operating results of Guangyuan in its consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$75,134 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2022. US$ nil in net sales and US$622,801 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2021. US$ nil in net sales and US$46,718 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2022. US$ nil in net sales and US$302,896 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2021.

Acquisition of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”)

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Biowin. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 3,260,000 shares of the Company’s common stock, par value $0.001 per share to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among the Life Science, the Seller and Biowin, the Seller will transferred its controlling rights of production and operation of Biowin to Life Science from January 1, 2023. The total consideration of the acquisition was US$12,097,000, which was recorded in “Prepayment for business acquisition” in the unaudited condensed consolidated balance sheets as of December 31, 2022.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of December 31, 2022 and June 30, 2022, the outstanding amounts due from related parties consisted of the following:

	December 31, 2022	June 30, 2022

Zhao Min	$1,369	$1,410
Shanghai Gaojing Private Fund Management (a.)	417,494	429,998
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (b.)	1,496,835	1,719,568
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (c.)	4,640,065	4,644,011
Subtotal	6,555,763	6,794,987
Less: allowance for doubtful accounts	(724,816)	-
Total due from related parties, net	$5,830,947	$6,794,987

a.	The Company owns 32% equity interest in this company. Those advances are due on demand and non-interest bearing. (Note 10)

b.	On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$77,213 as of June 30, 2022. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$217,445 (RMB 1.5 million) will be paid by September 30, 2022, US$724,816 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the six months ended December 31, 2022, the Company received payment of US$217,445 (RMB 1.5 million) from this related party. The total outstanding balance including the principal and interest was amounted to US$1,496,835 as of December 31, 2022. Interest income were US$44,203 and US$29,846 for the six months ended December 31, 2022 and 2021, respectively. Interest income were US$19,902 and US$29,846 for the three months ended December 31, 2022 and 2021, respectively. Due to the impact from COVID-19, the Company did not receive the second installment repayment of US$724,816 (RMB 5.0 million) according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of December 31, 2022, the allowance for doubtful accounts was US$724,816. Management will continue putting effort in collection of overdue loans to this related party.

c.	On October 28, 2021, the Company entered into a loan agreement with Zhongjian (Qingdao) International Logistics Development Co., Ltd. to with an amount of US$4,334,401 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance including the principal and interest were amounted to US$4,640,065 and US$4,644,011 as of December 31, 2022 and June 30, 2022, respectively. Interest income were US$129,596 and US$49,449 for the six months ended December 31, 2022 and 2021, respectively. Interest income were US$63,541 and US$49,449 for the three months ended December 31, 2022 and 2021, respectively.

Due to Related Parties

As of December 31, 2022 and June 30, 2022, the Company had related party payables of US$2,465,083 and US$2,798,800, respectively, mainly due to the principal stockholders or certain relatives of the stockholders of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	December 31, 2022	June 30, 2022

Wu Yang	$-	$95,630
Wang Sai	71,857	96,081
Zhou Guocong	2,090	-
Lin Baolin	2,029	-
Zhao Min (a.)	409,546	562,528
Zhou Shunfang (b.)	1,979,561	2,044,561
Total due to related parties	$2,465,083	$2,798,800

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period for another nine months, with the same interest rate of 5.0% per annum. During the six months ended December 31, 2022, the Company borrowed additional loan of US$28,993 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$387,788 as of December 31, 2022.

b.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhou Shunfang to borrow an aggregated amount of US$1,269,092 (RMB 8.5 million) for the Company’s working capital needs for less than one year, with a maturity date range on March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. All loans were fully repaid by the Company upon their maturity.

Interest expenses on loans due to related parties were US$9,320 and US$ nil for the six months ended December 31, 2022 and 2021, respectively. Interest expenses on loans due to related parties were US$4,518 and US$ nil for the three months ended December 31, 2022 and 2021, respectively.

NOTE 14 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023.

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

As of December 31, 2022, the Company received principal in full from the Investor. For the six months ended December 31, 2022 and 2021, a total of US$355,972 and $854,318 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively. For the three months ended December 31, 2022 and 2021, a total of US$201,569 and $395,340 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively.

As of December 31, 2022, shares of the Company’s common stock totaling 2,374,465 were issued by the Company to the Investor equaling principal and interests amounted to US$7,892,638, and the Notes balance was US$14,724,932, with a carrying value of US$15,280,920, net of deferred financing costs of US$555,988 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

i) The components of the income tax benefit were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2022	2021	2022	2021
Current income tax benefit	$-	$(6,478)	$-	$(6,478)
Deferred income tax provision	-	-	-	-
Total income tax benefit	$-	$(6,478)	$-	$(6,478)

ii) The components of the deferred tax assets were as follows:

	December 31, 2022	June 30, 2022
Deferred tax assets:
Allowance for doubtful accounts	$1,275,887	$1,252,245
Inventory reserve	301,278	311,439
Net operating loss carry-forwards	951,193	979,682
Total	2,528,358	2,543,366
Valuation allowance	(2,528,358)	(2,543,366)
Total deferred tax assets	$-	$-

Movement of the valuation allowance:

	December 31, 2022	June 30, 2022

Beginning balance	$2,543,366	$1,810,023
Current year addition	58,953	798,160
Exchange difference	(73,961)	(64,817)
Ending balance	$2,528,358	$2,543,366

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2022 and 2021, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	December 31, 2022	June 30, 2022

Income tax payable	$985,568	$992,780
Value added tax payable	33,902	34,925
Business tax and other taxes payable	2,621	3,375
Total tax payable	1,022,091	1,031,080
Less: income tax payable - current portion	575,231	584,220
Income tax payable - noncurrent portion	$446,860	$446,860

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of December 31, 2022 and June 30, 2022, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of December 31, 2022.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. As the date of this report, proceeds amounted to US$1.25 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by March 31, 2023. As of December 31, 2022, the subscription receivable was amounted to US$ 508,340 which was recorded on the unaudited condensed consolidated balance sheet.

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 3,260,000 shares of the Company’s common stock, par value $0.001 per share to the equity holders of Biowin or any persons designated by Biowin. (Note 12)

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$14,422,994 and US$15,164,950 as of December 31, 2022 and June 30, 2022, respectively.

During the six months ended December 31, 2022 and 2021 almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2022, five customers accounted for approximately 87% of the Company’s total sales. For the three months ended December 31, 2022, five customers accounted for approximately 84% of the Company’s total sales. At December 31, 2022, three customers accounted for approximately 74% of the Company’s accounts receivable.

For the six months ended December 31, 2021, six customers accounted for approximately 85% of the Company’s total sales. For the three months ended December 31, 2021, seven customers accounted for approximately 93% of the Company’s total sales.

For the six months ended December 31, 2022, two vendors accounted for approximately 100% of the Company’s total purchases. For the three months ended December 31, 2022, one vendor accounted for approximately 100% of the Company’s total purchases.

For the six months ended December 31, 2021, one vendor accounted for approximately 93% of the Company’s total purchases. For the three months ended December 31, 2021, two vendors accounted for approximately 83% and 17% of the Company’s total purchases, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trail, the Company was required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As the date of this report, the Company has paid the Plaintiff a total sum of US$110,000 according to the Agreement.

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

Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation.  As of December 31, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

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

The following table presents summarized information by segment for the six months ended December 31, 2022:

	For the six months ended December 31, 2022
	Luobuma	Other agricultural	Freight
	products	products	services	Total
Segment revenue	$19,222	$823,685	$232,038	$1,074,945
Cost of revenue and related business and sales tax	8,944	1,115,447	161,299	1,285,690
Gross profit (loss)	10,278	(291,762)	70,739	(210,745)
Gross profit (loss) %	53.5%	(35.4)%	30.5%	(19.6)%

The following table presents summarized information by segment for the six months ended December 31, 2021:

	For the six months ended December 31, 2021
	Luobuma	Other agricultural	Freight
	products	products	services	Total
Segment revenue	$34,768	$875,191	$452,373	$1,362,332
Cost of revenue and related business and sales tax	150,305	2,084,782	418,481	2,653,568
Gross profit (loss)	(115,537)	(1,209,591)	33,892	(1,291,236)
Gross profit (loss) %	(332.3)%	(138.2)%	7.5%	(94.8)%

The following table presents summarized information by segment for the three months ended December 31, 2022:

	For the three months ended December 31, 2022
	Luobuma	Other agricultural	Freight
	products	products	services	Total
Segment revenue	$13,648	$395,089	$130,510	$539,247
Cost of revenue and related business and sales tax	8,738	566,505	83,872	659,115
Gross profit (loss)	4,910	(171,416)	46,638	(119,868)
Gross profit (loss) %	36.0%	(43.4)%	35.7%	(22.2)%

The following table presents summarized information by segment for the three months ended December 31, 2021:

	For the three months ended December 31, 2021
	Luobuma	Other agricultural	Freight
	products	products	services	Total
Segment revenue	$21,260	$422,804	$288,510	$732,574
Cost of revenue and related business and sales tax	8,467	1,016,528	269,270	1,294,265
Gross profit (loss)	12,793	(593,724)	19,240	(561,691)
Gross profit (loss) %	60.2%	(140.4)%	6.7%	(76.7)%

Total assets as of December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022

Luobuma products	$7,850,331	$10,982,562
Other agricultural products	44,705,088	46,488,334
Freight services	6,504,587	6,355,121
Total assets	$59,060,006	$63,826,017

NOTE 20 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the six and three months ended December 31, 2022 and 2021. The Company recorded a loss on disposal of discontinued operations of $3,135,237 and nil during the six and three months ended December 31, 2021, respectively.

NOTE 21 - SUBSEQUENT EVENTS

On January 17, 2023, the Company issued a press release announcing that the Company entered into a non-binding framework agreement (the “LOI”) with certain shareholders of Dream Partner Limited (“Dream Ltd.”) to acquire 80% equity interests of Dream Ltd., which indirectly owns 100% equity interests of Chongqing Wintus Group (“Wintus”), a company established under the laws of China. According to the LOI, the total purchase price of the acquisition is estimated to be approximately $40 million which is expected to consist of cash and the Company’s common stock. If the parties enter into a definitive Agreement on the terms contemplated, the Company will seek approval of its stockholders to issue the Common Stock portion of the Consideration in accordance with NASDAQ Rule 5635.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February 14, 2023, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. The results of operations of Ankang Longevity Group have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the six and three months ended December 31, 2022 and 2021.

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

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. As of December 31, 2022, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,555,888, with a carrying value of US$3,677,455, net of deferred financing costs of US$121,567 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of December 31, 2022, the Notes was fully converted and shares of the Company’s common stock totaling 1,946,766 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. As of December 31, 2022, shares of the Company’s common stock totaling 427,699 were issued by the Company to the Investor equaling principal and interests amounted to US$420,000, and the Notes balance was US$11,169,044, with a carrying value of US$11,603,465, net of deferred financing costs of US$434,421 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.25 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by March 31, 2023.

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

Due to the resurgence of COVID-19 cases in China, our headquarter in Beijing was closed down on April 25, 2022 and only resumed our business in mid-June 2022. Meanwhile, the business of our subsidiaries and VIEs was also negatively affected during this period, including but not limited to the execution of our sales contract and fulfillment of customer orders and the collection of the payments from customers in a timely manner. The resurgence of COVID-19 impact on our operating results and financial performance seems to be temporary, we will continue to monitor and modify the operating strategies in response to the COVID-19. In early December 2022, China announced a nationwide loosening of its zero-covid policy, and the country faced a wave in infections after the lifting of these restrictions. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our unaudited condensed consolidated financial statements are released.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of December 31, 2022 and June 30, 2022, the allowance for doubtful accounts was US$7,085,240 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2022 and June 30, 2022, the inventory reserve was US$1,208,807 and US$1,249,543, respectively.

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

Results of Operations for the Six Months Ended December 31, 2022 and 2021

Overview

The following table summarizes our results of operations for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,		Variance
	2022	2021	Amount	%
Revenue	$1,074,945	$1,362,332	$(287,387)	(21.10)%
Cost of revenue	1,285,690	2,653,568	(1,367,878)	(51.55)%
Gross loss	(210,745)	(1,291,236)	1,080,491	(83.68)%
General and administrative expenses	4,203,856	10,506,466	(6,302,610)	(59.99)%
Selling expenses	18,551	18,332	219	1.19%
Impairment loss of distribution rights	-	1,140,551	(1,140,551)	(100.00)%
Loss from operations	(4,433,152)	(12,956,585)	8,523,433	(65.78)%
Impairment loss on an unconsolidated entity	-	(149,790)	149,790	(100.00)%
Loss from equity method investments	(6,221)	(106,988)	100,767	(94.19)%
Other income, net	28,758	1,443	27,315	1,892.93%
Amortization of debt issuance costs	(355,972)	(854,318)	498,346	(58.33)%
Interest income (expenses), net	(448,244)	67,139	(515,383)	(767.64)%
Loss before income tax provision from continuing operations	(5,214,831)	(13,999,099)	8,784,268	(62.75)%
Benefit for income taxes	-	(6,478)	6,478	(100.00)%
Net loss from continuing operations	(5,214,831)	(13,992,621)	8,777,790	(62.73)%
Net loss from discontinued operations	-	(3,135,237)	3,135,237	(100.00)%
Net loss	$(5,214,831)	$(17,127,858)	$11,913,027	(69.55)%
Comprehensive loss attributable to Shineco Inc.	$(6,377,429)	$(16,317,063)	$9,939,634	(60.92)%

Revenue

Currently, we, through our PRC subsidiaries and the VIEs, have three revenue streams derived from our three major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. For the business segment, that processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via the VIE, Ankang Longevity Group and its subsidiaries, which was disposed and did not generate any sales during the six months ended December 31, 2021.

The following table sets forth the breakdown of our revenue for each of the three segments for the six months ended December 31, 2022 and 2021, respectively:

	Six Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$19,222	1.78%	$34,768	2.55%	$(15,546)	(44.71)%
Other agricultural products	823,685	76.63%	875,191	64.24%	(51,506)	(5.89)%
Freight services	232,038	21.59%	452,373	33.21%	(220,335)	(48.71)%
Total Amount	$1,074,945	100.00%	$1,362,332	100.00%	$(287,387)	(21.10)%

For the six months ended December 31, 2022 and 2021, revenue from sales of Luobuma products was US$19,222 and US$34,768, respectively, which represented a decrease of US$15,546, or 44.71%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. The low revenue from sales of Luobuma products is because we did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, and currently, we mainly focused on clearing off our remaining old stocks. Hence, revenue from this segment continued falling during the six months ended December 31, 2022 as compared to the same period in 2021.

For the six months ended December 31, 2022 and 2021, revenue from sales of other agricultural products was US$823,685 and US$875,191, respectively, representing a decrease of US$51,506, or 5.89%. Since our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

For the six months ended December 31, 2022 and 2021, revenue from provision of freight services was US$232,038 and US$452,373, respectively, representing a decrease of US$220,335, or 48.71%. The decrease was mainly due to we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies. Since we merely served as an agent in this type of transactions, our revenue from domestic and international logistic services was recognized in the net amount during the six months ended December 31, 2022.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$8,942	0.69%	$150,305	5.67%	$(141,363)	(94.05)%
Other agricultural products	1,115,447	86.76%	2,084,782	78.56%	(969,335)	(46.50)%
Freight services	161,299	12.55%	415,224	15.65%	(253,925)	(61.15)%
Business and sales related tax	2	0.00%	3,257	0.12%	(3,255)	(99.94)%
Total Amount	$1,285,690	100.00%	$2,653,568	100.00%	$(1,367,878)	(51.55)%

For the six months ended December 31, 2022 and 2021, cost of revenue from sales of our Luobuma products was US$8,942 and US$150,305, respectively, representing a decrease of US$141,363, or 94.05%. The decrease was mainly due to the decreased allowance we accrued for our slow-moving inventories amounted to US$133,123 on our remaining old stocks during the six months ended December 31, 2022.

For the six months ended December 31, 2022 and 2021, cost of revenue from sales of other agricultural products was US$1,115,447 and US$2,084,782, respectively, representing a decrease of US$969,335, or 46.50%. The decrease was mainly due to less stock written off during the six months ended December 31, 2022. Due to the continuous impact of Covid-19 in China, which resulted in the damage and death of a large number of yew trees, we continued writing off a large amount of our inventory during the six months ended December 31, 2022.

For the six months ended December 31, 2022 and 2021, cost of revenue from provision of freight services was US$161,299 and US$415,224, respectively, representing a decrease of US$253,925, or 61.15%. The decrease was due to decreased cost of revenue from domestic and international logistic services, as we now only acted as an agent in this type of this transactions as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our three segments for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$10,278	(4.87)%	$(115,537)	8.95%	$125,815	(108.90)%
Other agricultural products	(291,762)	138.44%	(1,209,591)	93.67%	917,829	(75.88)%
Freight services	70,739	(33.57)%	33,892	(2.62)%	36,847	108.72%
Total Amount	$(210,745)	100.00%	$(1,291,236)	100.00%	$1,080,491	(83.68)%

Gross loss from Luobuma product sales decreased by US$125,815 or 108.90%, for the six months ended December 31, 2022 as compared to the same period in 2021. The decrease was mainly due to decrease in allowance we accrued for our slow-moving inventories during the six months ended December 31, 2022.

Gross loss from sales of other agricultural products decreased by US$917,829, or 75.88%, for the six months ended December 31, 2022 as compared to the same period in 2021. The decrease in gross loss was mainly due to less stock written off as mentioned above, as well as less price discounts we offered to our customers during the six months ended December 31, 2022.

Gross profit from provision of freight services increased by US$36,847, or 108.72%, for the six months ended December 31, 2022 as compared to the same period in 2021. As mentioned above, we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies, which improved our operating efficiency and profitability during the six months ended December 31, 2022.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2022 and 2021, respectively:

	Six Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
General and administrative expenses	$4,203,856	99.56%	$10,506,466	90.06%	$(6,302,610)	(59.99)%
Selling expenses	18,551	0.44%	18,332	0.16%	219	1.19%
Impairment loss of distribution rights	-	-	1,140,551	9.78%	(1,140,551)	(100.00)%
Total Amount	$4,222,407	100.00%	$11,665,349	100.00%	$(7,442,942)	(63.80)%

General and Administrative Expenses

For the six months ended December 31, 2022, our general and administrative expenses were US$4,203,856, representing a decrease of US$6,302,610, or 59.99%, as compared to the same period in 2021. The decrease was mainly due to the deceased bad debt expense during the six months ended December 31, 2022, as we recorded a significant amount of bad debt expense as a result of the impact from COVID-19 during the same period last year. We recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors. The decrease was also due to decreased professional service fees in relation to the Company’s issuance of common stock and convertible notes and decreased compensation expenses in relation to the Company’s lawsuit. The decrease was partially offset by the increased intermediary fee paid to a third party as commission for the Company intended acquisition as well as the increased stock compensation expenses incurred during the six months ended December 31, 2022.

Impairment Loss of Distribution Rights

For the six months ended December 31, 2022 and 2021, our impairment loss of distribution right was US$ nil and US$1,140,551, respectively. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the six months ended December 31, 2021, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Impairment Loss on An Unconsolidated Entity

For the six months ended December 31, 2021, our impairment loss on an unconsolidated entity was US$149,790. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it is unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Loss from Equity Method Investments

Our VIE, Guangyuan has a 20% equity interest in Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”). We recorded a loss of US$16,153 for the six months ended December 31, 2021 from this investment. As we fully impaired the investment subsequently, no income or loss was recorded for the six months ended December 31, 2022 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$6,221 and US$90,835 for the six months ended December 31, 2022 and 2021 from this investment, respectively. The decrease in net loss was primarily due to lower net loss generated by the equity investment company in the current period.

Amortization of Debt Issuance Costs

For the six months ended December 31, 2022, our amortization of debt issuance costs expenses was US$355,972, representing a decrease of US$498,346, or 58.33%, as compared to amortization of debt issuance costs expenses of US$854,318, in the same period in 2021. We entered into four convertible note agreements and two of them was fully converted, hence, resulted in a decrease in amortization of debt issuance costs expenses for the six months ended December 31, 2022 as compared to the same period last year.

Interest Income (Expenses), Net

For the six months ended December 31, 2022, our net interest expenses were US$448,244, representing an increase of US$515,383, or 767.64%, as compared to net interest income was US$67,139 in the same period in 2021. The increase in net interest expenses was attributable to the increased interest expenses on loans borrowed from third parties. The increase was also due to less interest income generated from loans to third parties and related parties during the six months ended December 31, 2022 as some of the loans have been fully collected.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$5,214,831 for the six months ended December 31, 2022, a decrease of US$8,777,790, or 62.73%, from net loss from continuing operations of US$13,992,621 for the six months ended December 31, 2021. The decrease in net loss was primarily a result of the decrease in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. We had a total net loss from discontinued operations of US$3,135,237 for the six months ended December 31, 2021.

Net Loss

Our net loss was US$5,214,831 for the six months ended December 31, 2022, a decrease of US$11,913,027 or 69.55%, from a net loss of US$17,127,858 for the same period in 2021. The decrease in net loss was primarily a result of the decreased net loss from continuing operations, as well as the decreased net loss from discontinued operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$6,371,142 for the six months ended December 31, 2022, a decrease of US$9,942,410 from a comprehensive loss of US$16,313,552 for the same period in 2021. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$6,377,429 for the six months ended December 31, 2022, compared to a comprehensive loss attributable to us in the amount of US$16,317,063 for the six months ended December 31, 2021. The decrease of comprehensive loss was due to the decrease in net loss as mentioned above, which was partially offset by the decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

Overview

The following table summarizes our results of operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Variance
	2022	2021	Amount	%
Revenue	$539,247	$732,574	$(193,327)	(26.39)%
Cost of revenue	659,115	1,294,265	(635,150)	(49.07)%
Gross loss	(119,868)	(561,691)	441,823	(78.66)%
General and administrative expenses	2,317,413	1,932,810	384,603	19.90%
Selling expenses	5,450	9,990	(4,540)	(45.45)%
Loss from operations	(2,442,731)	(2,504,491)	61,760	(2.47)%
Impairment loss on an unconsolidated entity	-	(149,790)	149,790	(100.00)%
Income (loss) from equity method investments	83	(79,068)	79,151	(100.10)%
Other income, net	14,023	473	13,550	2,864.69%
Amortization of debt issuance costs	(201,569)	(395,340)	193,771	(49.01)%
Interest income (expenses), net	(142,317)	237,338	(379,655)	(159.96)%
Loss before income tax provision from continuing operations	(2,772,511)	(2,890,878)	118,367	(4.09)%
Benefit for income taxes	-	(6,478)	6,478	(100.00)%
Net loss from continuing operations	(2,772,511)	(2,884,400)	111,889	(3.88)%
Net loss from discontinued operations	-	-	-	-
Net loss	$(2,772,511)	$(2,884,400)	$111,889	(3.88)%
Comprehensive loss attributable to Shineco Inc.	$(1,633,023)	$(2,058,096)	$425,073	(20.65)%

Revenue

Currently, we, through our PRC subsidiaries and the VIEs, have three revenue streams derived from our three major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. For the business segment that processing and distributing traditional Chinese medicinal herbal products as well as other pharmaceutical products; this segment is conducted via the VIE, Ankang Longevity Group and its subsidiaries, which was disposed and did not generate any sales during the three months ended December 31, 2021.

The following table sets forth the breakdown of our revenue for each of the three segments for the three months ended December 31, 2022 and 2021, respectively:

	Three Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$13,648	2.53%	$21,260	2.90%	$(7,612)	(35.80)%
Other agricultural products	395,089	73.27%	422,804	57.72%	(27,715)	(6.56)%
Freight services	130,510	24.20%	288,510	39.38%	(158,000)	(54.76)%
Total Amount	$539,247	100.00%	$732,574	100.00%	$(193,327)	(26.39)%

For the three months ended December 31, 2022 and 2021, revenue from sales of Luobuma products was US$13,648 and US$21,260, respectively, which represented a slight decrease of US$7,612, or 35.80%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. The low revenue from sales of Luobuma products is because we did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, and currently, we mainly focused on clearing off our remaining old stocks. Hence, revenue from this segment continued falling during the three months ended December 31, 2022 as compared to the same period in 2021.

For the three months ended December 31, 2022 and 2021, revenue from sales of other agricultural products was US$395,089 and US$422,804, respectively, representing a slight decrease of US$27,715, or 6.56%. Since our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

For the three months ended December 31, 2022 and 2021, revenue from provision of freight services was US$130,510 and US$288,510, respectively, representing a decrease of US$158,000, or 54.76%. The decrease was mainly due to we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies. Since we merely served as an agent in this type of transactions, our revenue from domestic and international logistic services was recognized in the net amount during the three months ended December 31, 2022.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our three segments for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$8,736	1.33%	$8,467	0.66%	$269	3.18%
Other agricultural products	566,505	85.95%	1,016,528	78.54%	(450,023)	(44.27)%
Freight services	83,872	12.72%	267,268	20.65%	(183,396)	(68.62)%
Business and sales related tax	2	0.00%	2,002	0.15%	(2,000)	(99.90)%
Total Amount	$659,115	100.00%	$1,294,265	100.00%	$(635,150)	(49.07)%

For the three months ended December 31, 2022 and 2021, cost of revenue from sales of our Luobuma products was US$8,736 and US$8,467, respectively, representing an increase of US$269, or 3.18%. The increase was mainly due to a slight increased allowance we accrued for our slow-moving inventories amounted to US$4,121 on our remaining old stocks during the three months ended December 31, 2022.

For the three months ended December 31, 2022 and 2021, cost of revenue from sales of other agricultural products was US$566,505 and US$1,016,528, respectively, representing a decrease of US$450,023, or 44.27%. The decrease was mainly due to less stock written off during the three months ended December 31, 2022. Due to the continuous impact of Covid-19 in China, which resulted in the damage and death of a large number of yew trees, we continued writing off a large amount of our inventory during the three months ended December 31, 2022.

For the three months ended December 31, 2022 and 2021, cost of revenue from provision of freight services was US$83,872 and US$267,268, respectively, representing a decrease of US$183,396, or 68.62%. The decrease was due to decreased cost of revenue from domestic and international logistic services, as we now only acted as an agent in this type of this transactions as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our three segments for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
Luobuma products	$4,910	(4.09)%	$12,793	(2.28)%	$(7,883)	(61.62)%
Other agricultural products	(171,416)	143.00%	(593,724)	105.71%	422,308	(71.13)%
Freight services	46,638	(38.91)%	19,240	(3.43)%	27,398	142.40%
Total Amount	$(119,868)	100.00%	$(561,691)	100.00%	$441,823	(78.66)%

Gross profit from Luobuma product sales decreased by US$7,883 or 61.62%, for the three months ended December 31, 2022 as compared to the same period in 2021. The decrease was mainly due to an increase in allowance we accrued for our slow-moving inventories during the three months ended December 31, 2022.

Gross loss from sales of other agricultural products decreased by US$422,308, or 71.13%, for the three months ended December 31, 2022 as compared to the same period in 2021. The decrease in gross loss was mainly due to less stock written off as mentioned above, as well as less price discounts we offered to our customers during the three months ended December 31, 2022.

Gross profit from provision of freight services increased by US$27,398, or 142.40%, for the three months ended December 31, 2022 as compared to the same period in 2021. As mentioned above, we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies, which improved our operating efficiency and profitability during the three months ended December 31, 2022.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2022 and 2021, respectively:

	Three Months Ended December 31,				Variance
	2022	%	2021	%	Amount	%
General and administrative expenses	$2,317,413	99.77%	$1,932,810	99.49%	$384,603	19.90%
Selling expenses	5,450	0.23%	9,990	0.51%	(4,540)	(45.45)%
Total Amount	$2,322,863	100.00%	$1,942,800	100.00%	$380,063	19.56%

General and Administrative Expenses

For the three months ended December 31, 2022, our general and administrative expenses were US$2,317,413, representing an increase of US$384,603, or 19.90%, as compared to the same period in 2021. The increase was mainly due to the increased bad debt expense during the three months ended December 31, 2022, as we recorded a significant amount of bad debt expense as a result of the impact from COVID-19 during the last quarter of year 2022. We recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors. The increase was partially offset by the decreased professional service fees in relation to the Company’s issuance of common stock and decreased compensation expenses in relation to the Company’s lawsuit during the three months ended December 31, 2022.

Impairment Loss on An Unconsolidated Entity

For the three months ended December 31, 2021, our impairment loss on an unconsolidated entity was US$149,790. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Income (Loss) from Equity Method Investments

Our VIE, Guangyuan has a 20% equity interest in Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”). We recorded a loss of US$11,967 for the three months ended December 31, 2021 from this investment. As we fully impaired the investment subsequently, no income or loss was recorded for the three months ended December 31, 2022 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. We recorded an income of US$83 and a loss of US$67,101 for the three months ended December 31, 2022 and 2021 from this investment, respectively. The decrease in net loss was primarily due to lower net loss generated by the equity investment company in the current period.

Amortization of Debt Issuance Costs

For the three months ended December 31, 2022, our amortization of debt issuance costs expenses was US$201,569, representing a decrease of US$193,771, or 49.01%, as compared to amortization of debt issuance costs expenses of US$395,340, in the same period in 2021. We entered into four convertible note agreements and two of them was fully converted, hence, resulted in a decrease in amortization of debt issuance costs expenses for the three months ended December 31, 2022 as compared to the same period last year.

Interest Income (Expenses), Net

For the three months ended December 31, 2022, our net interest expenses were US$142,317, representing an increase of US$379,655, or 159.96%, as compared to net interest income was US$237,338 in the same period in 2021. The increase in net interest expenses mainly due to less interest income generated from loans to third parties and related parties during the three months ended December 31, 2022 as some of the loans have been fully collected.

Net Loss

Our net loss was US$2,772,511 for the three months ended December 31, 2022, a decrease of US$118,367, or 3.88%, from net loss of US$2,884,400 for the three months ended December 31, 2021. The decrease in net loss was primarily a result of the decrease in gross loss and amortization of debt issuance costs, which was partially offset by the increased general and administrative expenses and interest expenses.

Comprehensive Loss

The comprehensive loss was US$1,647,484 for the three months ended December 31, 2022, a decrease of US$423,180 from a comprehensive loss of US$2,070,664 for the same period in 2021. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$1,633,023 for the three months ended December 31, 2022, compared to a comprehensive loss attributable to us in the amount of US$2,058,096 for the three months ended December 31, 2021. The decrease of comprehensive loss was due to the decrease in net loss as mentioned above, as well as an increase in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2022 and June 30, 2022, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of December 31, 2022.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor. On September 7, 2022, we signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes.

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

On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023.

For the above-mentioned convertible promissory notes issued, as of December 31, 2022, shares of the Company’s common stock totaling 2,374,465 were issued by the Company to the Investor equaling principal and interests amounted to US$7,892,638, and the Notes balance was US$14,724,932, with a carrying value of US$15,280,920, net of deferred financing costs of US$555,988.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.25 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by March 31, 2023.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

Working Capital

The following table provides the information about our working capital at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022

Current Assets	$56,280,107	$59,735,425
Current Liabilities	20,623,274	29,040,302
Working Capital	$35,656,833	$30,695,123

The working capital increased by US$4,961,710, or 16.2%, as of December 31, 2022 from June 30, 2022, primarily as a result of an increase in prepayment for business acquisition and a decrease in other payables and accrued expenses, partially offset by the decrease in other current assets as of December 31, 2022.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trail, we required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As the date of this report, the Company has paid the Plaintiff a total sum of US$110,000 according to the Agreement.

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

Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of December 31, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

As of December 31, 2022 and June 30, 2022, we had no other material capital commitments or contingent liabilities.

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

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31,
	2022	2021

Net cash used in operating activities	$(1,786,956)	$(5,610,545)
Net cash provided by (used in) investing activities	2,405,585	(32,450,291)
Net cash provided by financing activities	1,079,991	25,235,511
Effect of exchange rate changes on cash and cash equivalents	(421,244)	421,826
Net increase (decrease) in cash and cash equivalents	1,277,376	(12,403,499)
Cash and cash equivalents, beginning of the period	15,165,231	29,024,394
Cash and cash equivalents, end of the period	$16,442,607	$16,620,895

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2022 was approximately US$1.8 million, consisting of net loss from continuing operations of US$5.2 million, provision for bad debt expenses of US$0.9 million, restricted shares issued for management of US$0.6 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$1.2 million and an increase in other payables and accrued expenses of US$0.6 million.

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

Investing Activities

For the six months ended December 31, 2022, net cash provided by investing activities was US$2.4 million, primarily due to repayments of loans to third parties of US$11.0 million, partially offset by prepayment for business acquisition of US$9.0 million.

For the six months ended December 31, 2021, net cash used in investing activities was US$ 32.5 million, primarily due to the disposal of Ankang of US$ 12.7 million, payment made for loans to third parties of US$ 12.2 million and repayments of loans from related parties of US$ 6.6 million.

Financing Activities

For the six months ended December 31, 2022, net cash provided by financing activities amounted to approximately US$1.1 million, due to proceeds from issuance of common stock of US$1.3 million, partially offset by the repayment of advances from related parties of US$0.2 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended December 31, 2022. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s securities trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence is seeking monetary damages against the Company. Based on the judgment of the initial trial, the Company was required to pay the Plaintiff a settlement payment, including the monetary compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As the date of this report, the Company has paid the Plaintiff a total sum of US$110,000 according to the Agreement.

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

Trial is currently scheduled for September 18, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of December 31, 2022, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was amounted to US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 30, 2022, the Company closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd., a company established under the laws of China (“Biowin”). As the consideration for the acquisition, the Company paid to Seller US $9 million in cash and the Company issued an aggregate of 3,260,000 shares of the Company’s common stock to the equity holders of Biowin or any persons designated by Biowin. Such issuance was conducted pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering pursuant to Regulation S under the Securities Act to non-United States residents who are not a “U.S. person” as defined in Rule 902(k) of Regulation S and are not acquiring the Shares for the account or benefit of any U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
3.2	Amended and Restated Bylaws of Shineco, Inc.(incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
4.2	2016 Share Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)
4.3	2022 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022)
10.1	Stock Purchase Agreement, dated as of October 21, 2022, by and among Shineco, Inc., Shineco Life Science Research Co., Ltd., Beijing Kanghuayuan Medicine Information Consulting Co., Ltd. and Changzhou Biowin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2023)
10.2	Supplementary Agreement to the Stock Purchase Agreement, dated as of December 30, 2022, by and among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., Shineco Life Science Research Co., Ltd. and Changzhou Biowin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 4, 2023)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SHINECO, INC.

Dated: February 14, 2023	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2023	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

