Form 10-Q
period 2023-03-31
SHINECO, INC.
filed 2023-05-12
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 21,088,433 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	June 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,395,175	$15,165,231
Accounts receivable, net	3,056,788	1,821,554
Due from related parties, net	5,929,255	6,794,987
Inventories, net	18,993,652	18,718,524
Advances to suppliers, net	20,828	3,551
Other current assets, net	2,455,515	17,231,578
TOTAL CURRENT ASSETS	45,851,213	59,735,425

Property and equipment, net	1,311,862	1,375,472
Investment in unconsolidated entity	596,514	617,446
Intangible assets, net	12,366,564	-
Goodwill	6,574,743	-
Long-term deposit and other noncurrent assets	6,192	9,525
Operating lease right-of-use assets	1,022,097	2,088,149
TOTAL ASSETS	$67,729,185	$63,826,017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,310,418	$-
Accounts payable	327,760	1,547
Advances from customers	180,275	6,676
Due to related parties	2,622,798	2,798,800
Other payables and accrued expenses	2,297,982	10,272,194
Operating lease liabilities - current	369,870	959,909
Convertible note payable	14,873,579	14,416,956
Taxes payable	569,000	584,220
TOTAL CURRENT LIABILITIES	22,551,682	29,040,302

Income tax payable - noncurrent portion	446,860	446,860
Operating lease liabilities - non-current	605,420	1,025,967
Deferred tax liability	1,557,032	-
TOTAL LIABILITIES	25,160,994	30,513,129

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 20,664,848 and 10,983,863 shares issued and outstanding at March 31, 2023 and June 30, 2022	20,665	10,984
Additional paid-in capital	65,368,664	52,998,924
Subscription receivable	(3,822,362)	(3,024,000)
Subscribled common stock	1,194,029	-
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(26,250,151)	(18,372,023)
Accumulated other comprehensive loss	(3,342,816)	(2,100,756)
Total Stockholders’ equity of Shineco, Inc.	37,366,136	33,711,236
Non-controlling interest	5,202,055	(398,348)
TOTAL EQUITY	42,568,191	33,312,888

TOTAL LIABILITIES AND EQUITY	$67,729,185	$63,826,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022

REVENUE	$1,767,977	$1,980,426	$693,032	$618,094

COST OF REVENUE
Cost of product and services	1,399,056	2,456,263	576,304	707,533
Stock written off due to natural disaster	668,088	1,303,312	205,152	401,731
Business and sales related tax	1,444	4,829	1,442	1,572
Total cost of revenue	2,068,588	3,764,404	782,898	1,110,836

GROSS LOSS	(300,611)	(1,783,978)	(89,866)	(492,742)

OPERATING EXPENSES
General and administrative expenses	6,553,373	12,724,864	2,349,517	2,218,398
Selling expenses	100,376	34,376	81,825	16,044
Research and development expenses	58,384	-	58,384	-
Impairment loss of distribution rights	-	1,140,551	-	-
Total operating expenses	6,712,133	13,899,791	2,489,726	2,234,442

LOSS FROM OPERATIONS	(7,012,744)	(15,683,769)	(2,579,592)	(2,727,184)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	-	(149,790)	-	-
Loss from equity method investments	(20,932)	(156,235)	(14,711)	(49,247)
Other income (expenses), net	303,003	(5,731)	274,245	(7,174)
Amortization of debt issuance costs	(579,664)	(1,142,215)	(223,692)	(287,897)
Interest income (expenses), net	(547,568)	232,644	(99,324)	165,505
Total other expenses	(845,161)	(1,221,327)	(63,482)	(178,813)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(7,857,905)	(16,905,096)	(2,643,074)	(2,905,997)

BENEFIT FOR INCOME TAXES	(33,089)	(6,507)	(33,089)	(29)

NET LOSS FROM CONTINUING OPERATIONS	(7,824,816)	(16,898,589)	(2,609,985)	(2,905,968)

DISCONTINUED OPERATIONS:
Loss on disposal of discontinued operations	-	(3,135,237)	-	-
Net loss from discontinued operations	-	(3,135,237)	-	-

NET LOSS	(7,824,816)	(20,033,826)	(2,609,985)	(2,905,968)

Net income (loss) attributable to non-controlling interest	53,312	(25,199)	58,548	(13,384)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(7,878,128)	$(20,008,627)	$(2,668,533)	$(2,892,584)

COMPREHENSIVE LOSS
Net loss	$(7,824,816)	$(20,033,826)	$(2,609,985)	$(2,905,968)
Other comprehensive income (loss): foreign currency translation income (loss)	(996,755)	962,349	159,556	148,043
Total comprehensive loss	(8,821,571)	(19,071,477)	(2,450,429)	(2,757,925)
Less: comprehensive income (loss) attributable to non-controlling interest	298,617	(11,180)	292,330	(14,691)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(9,120,188)	$(19,060,297)	$(2,742,759)	$(2,743,234)

Weighted average number of shares basic and diluted	17,653,428	9,026,568	20,523,358	9,652,228

Basic and diluted loss per common share	$(0.45)	$(2.22)	$(0.13)	$(0.30)

Loss per common share
Continuing operations - Basic and Diluted	(0.45)	(1.87)	(0.13)	(0.30)
Discontinued operations - Basic and Diluted	-	(0.35)	-	-
Net loss per common share - basic and diluted	(0.45)	(2.22)	(0.13)	(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

							RETAINED	ACCUMULATED
	COMMON STOCK		SUBSCRIPTION	COMMON STOCK	ADDITIONAL PAID-IN	STATUTORY	EARNINGS (ACCUMULATED	OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	SUBSCRIBLED	CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	EQUITY
Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$-	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	291,775	292	5,511,203	-	1,969,708	-	-	-	-	7,481,203
Issuance of common shares for convertible notes redemption	1,695,877	1,696	-	-	7,248,304	-	-	-	-	7,250,000
Beneficial conversion feature associated with convertible notes	-	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss for the period	-	-	-	-	-	-	(20,008,627)	-	(25,199)	(20,033,826)
Foreign currency translation gain	-	-	-	-	-	-	-	948,330	14,019	962,349
Balance at March 31, 2022	9,869,134	$9,869	$(3,024,000)	$-	$50,685,070	$4,198,107	$(11,347,556)	$216,525	$(411,498)	$40,326,517

Balance at June 30, 2022	10,983,863	$10,984	$(3,024,000)	$-	$52,998,924	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Acquisition of Biowin	-	-		-	-	-	-	-	5,301,786	5,301,786
Stock issuance	7,536,183	7,536	(148,362)	-	9,847,804	-	-	-	-	9,706,978
Proceeds received from investors for subscription of common stock	-	-	-	1,194,029	-	-	-	-	-	1,194,029
Issuance of common shares for convertible notes redemption	812,580	813	-	-	826,824	-	-	-	-	827,637
Common stock issued for management and employees	1,322,222	1,322	(650,000)	-	1,665,122	-	-	-	-	1,016,444
Common stock issued for services	10,000	10	-	-	29,990	-	-	-	-	30,000
Net income (loss) for the period	-	-	-	-	-	-	(7,878,128)	-	53,312	(7,824,816)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(1,242,060)	245,305	(996,755)
Balance at March 31, 2023	20,664,848	$20,665	$(3,822,362)	$1,194,029	$65,368,664	$4,198,107	$(26,250,151)	$(3,342,816)	$5,202,055	$42,568,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

								ACCUMULATED
	COMMON STOCK		SUBSCRIPTION	COMMON STOCK	ADDITIONAL PAID-IN	STATUTORY	ACCUMULATED	OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	SUBSCRIBLED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at December 31, 2021	9,431,707	$9,432	$(3,024,000)	$-	$49,435,507	$4,198,107	$(8,454,972)	$67,175	$(396,807)	$41,834,442

Stock issuance	437,427	437	-	-	1,249,563	-	-	-	-	1,250,000
Net loss for the period	-	-	-	-	-	-	(2,892,584)	-	(13,384)	(2,905,968)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	149,350	(1,307)	148,043
Balance at March 31, 2022	9,869,134	$9,869	$(3,024,000)	$-	$50,685,070	$4,198,107	$(11,347,556)	$216,525	$(411,498)	$40,326,517

Balance at December 31, 2022	19,657,356	$19,657	$(3,532,340)	$-	$63,985,227	$4,198,107	$(23,581,618)	$(3,268,590)	$(392,061)	$37,428,382

Acquisition of Biowin	-	-	-	-		-	-	-	5,301,786	5,301,786
Stock issuance	-	-	359,978	-	-	-	-	-	-	359,978
Proceeds received from investors for subscription of common stock	-	-	-	1,194,029		-	-	-	-	1,194,029
Issuance of common shares for convertible notes redemption	275,270	276	-	-	299,725	-	-	-	-	300,001
Common stock issued for management and employees	722,222	722	(650,000)		1,053,722					404,444
Common stock issued for services	10,000	10	-	-	29,990	-	-	-	-	30,000
Net income (loss) for the period	-	-	-	-	-	-	(2,668,533)	-	58,548	(2,609,985)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(74,226)	233,782	159,556
Balance at March 31, 2023	20,664,848	$20,665	$(3,822,362)	$1,194,029	$65,368,664	$4,198,107	$(26,250,151)	$(3,342,816)	$5,202,055	$42,568,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,824,816)	$(20,033,826)
Net loss from discontinued operations, net of tax	-	(3,135,237)
Net loss from continuing operations	(7,824,816)	(16,898,589)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,498	853,287
Loss from disposal of property and equipment	-	8,044
Provision for doubtful accounts	1,209,571	6,399,667
Provision for (reversal of) inventory reserve	(15,067)	126,685
Stock written off due to natural disaster	668,088	1,303,312
Deferred tax benefit	(33,089)	-
Loss from equity method investments	20,932	156,235
Amortization of right of use assets	591,665	817,395
Impairment loss on distribution rights	-	1,140,551
Impairment loss on an unconsolidated entity	-	149,790
Common stock issued for management and employees	1,016,444	-
Common stock issued for services	30,000	-
Amortization of debt issuance costs	579,664	1,142,215
Accrued interest expense for convertible notes	704,596	628,760
Accrued interest expenses due to related parties	14,332	-
Accrued interest income from related parties	(248,205)	(173,263)
Accrued interest income from third parties	(119,978)	(200,063)

Changes in operating assets and liabilities:
Accounts receivable	(404,988)	(560,583)
Advances to suppliers	1,855,394	2,255,904
Inventories	(604,596)	(1,333,129)
Other current assets	1,015	(4,365,846)
Accounts payable	(25,039)	(75,613)
Advances from customers	(233,231)	(549)
Other payables and accrued expenses	93,023	2,378,307
Operating lease liabilities	(595,964)	(397,850)
Taxes payable	(38,636)	(110,129)
Net cash used in operating activities	(2,853,387)	(6,755,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(18,488)	(310,121)
Proceeds from disposal of property and equipment	-	1,562
Payment made for loans to third parties	(2,050,477)	(12,200,000)
Repayments of loans to third parties	11,242,881	-
Payment made for loans to related parties	-	(6,703,954)
Repayments of loans to related parties	217,691	-
Investment in unconsolidated entity	-	(750,000)
Payment made for business acquisition	(9,000,000)	-
Acquisition of subsidiaries, net of cash	621,979	112,070
Disposal of a VIE - Ankang, net of cash	-	(12,669,913)
Net cash provided (used in) by investing activities	1,013,586	(32,520,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	432,657	-
Repayment of short-term bank loans	(721,095)	-
Proceeds from issuance of common stock	1,609,978	7,481,203
Proceeds received from investors for subscription of common stock	1,164,815	-
Proceeds from (repayments of) advances from related parties	(65,350)	748,515
Proceeds from issuance of convertible notes	-	17,000,000
Net cash provided by financing activities	2,421,005	25,229,718

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(351,260)	499,127

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	229,944	(13,546,973)

CASH AND CASH EQUIVALENTS - Beginning of the period	15,165,231	29,024,394

CASH AND CASH EQUIVALENTS - End of the period	$15,395,175	$15,477,421

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$827,637	$7,250,000
Issuance of common shares for proceeds received in prior year	$5,000,000	$-
Issuance of common shares for business acquisition	$3,097,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$65,843	$1,952,449
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$651,745	$1,057,311
Repayments of loans to third parties offset by other payables	$3,159,217	$-

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

On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Life Science (the “Agreement”). As the consideration for the acquisition, the Company paid to Seller US$9 million in cash and the Company issued 3,260,000 shares (the “Shares”) of the Company’s common stock, par value US$0.001 per share (the “Common Stock”) to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among Life Science, the Seller and Biowin, the Seller enjoyed 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Life Science from January 1, 2023.

On January 13, 2023, the Company entered into a non-binding framework agreement (the “LOI”) with certain shareholders of Dream Partner Limited (“Dream Ltd.”) to acquire 80% equity interests of Dream Ltd., which indirectly owns 100% equity interests of Chongqing Wintus Group (“Wintus”), which is a private company based in China that produces specialized antiviral silk fabric materials that can be widely used in the medical, hygiene, pharmaceutical and personal health fields. According to the LOI, the total purchase price of the acquisition is estimated to be approximately US$40 million which is expected to consist of cash and the Company’s common stock. The LOI represents terms for a proposed transaction and will be subject to legal and financial due diligence, which includes a third-party audit and evaluation, Shineco’s shareholder’s approval and definitive documentation.

The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) currently operate four main business segments: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) Qingdao Zhihesheng and Guanyuan are engaged in planting, processing, and distributing green agricultural produce; (“Agricultural Products”); 3) Zhisheng Freight is providing domestic and international logistic services (“Freight Services”); and 4) Biowin is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic Products”). These different business activities and products can potentially be integrated and benefit from one another.

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses of US$7,824,816 and US$20,033,826, and continuing cash outflow of US$2,853,387 and US$6,755,462 from operating activities for the nine months ended March 31, 2023 and 2022. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of March 31, 2023, the Company had positive working capital due to the following measurements the management has taken to enhance the Company’s liquidity:

1)	On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares of its common stock at a per share purchase price of $0.915 for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.6 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by June 30, 2023.

2)	On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000, and the balance of the proceeds is expected to be fully collected by September 30, 2023.

3)	The Company financed from commercial banks. As of March 31, 2023, the Company had US$1.3 million in bank loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

4)	As of March 31, 2023, the Company had cash and cash equivalents in the amount of approximately US$15.4 million for the next operating cycle in next twelve months.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity needs 12 months from the date of this filing.

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

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the Company, its subsidiaries, its VIEs and its VIEs’ subsidiaries. The non-controlling interest represents the minority shareholders’ interest in the Company’s majority owned subsidiaries and VIEs. All intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year.

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

The total carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information were as follows:

	March 31, 2023	June 30, 2022

Current assets	$35,323,904	$34,723,255
Non-current assets	810,221	1,212,739
Total assets	36,134,125	35,935,994
Total liabilities	(4,581,768)	(5,719,289)
Net assets	$31,552,357	$30,216,705

	For the nine months ended March 31,		For the three months ended March 31,
	2023	2022	2023	2022
Net sales	$1,514,166	$1,937,137	$984,042	$609,573
Gross loss	$(331,212)	$(1,673,759)	$(234,967)	$(498,060)
Income (loss) from operations	$1,311,850	$(8,392,455)	$923,945	$(1,027,601)
Net income (loss)	$1,347,099	$(11,655,014)	$947,367	$(1,014,123)

The carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated income information held for discontinued operations were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2023	2022	2023	2022
Net loss	$-	$(3,135,237)	$-	$-

The carrying amount of the VIEs and their subsidiaries’ unaudited condensed consolidated assets and liabilities and income information held for continued operations were as follows:

	March 31, 2023	June 30, 2022

Current assets	$35,323,904	$34,723,255
Non-current assets	810,221	1,212,739
Total assets	36,134,125	35,935,994
Total liabilities	(4,581,768)	(5,719,289)
Net assets	$31,552,357	$30,216,705

	For the nine months ended March 31,		For the three months ended March 31,
	2023	2022	2023	2022
Net sales	$1,514,166	$1,937,137	$984,042	$609,573
Gross loss	$(331,212)	$(1,673,759)	$(234,967)	$(498,060)
Income (loss) from operations	$1,311,850	$(8,392,455)	$923,945	$(1,027,601)
Net income (loss)	$1,347,099	$(8,519,777)	$947,367	$(1,014,123)

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

Revenue Recognition

We previously recognized revenue from sales of Luobuma products, Chinese medicinal herbal products, agricultural products and rapid diagnostic products, as well as providing logistic services and other processing services to external customers. We recognized revenue when all of the following have occurred: (i) there was persuasive evidence of an arrangement with a customer; (ii) delivery had occurred or services had been rendered; (iii) the sales price was fixed or determinable; and (iv) our collection of such fees was reasonably assured. These criteria, as related to our revenue, were considered to have been met as follows:

Sales of products: The Company recognized revenue from the sale of products when the goods were delivered and title to the goods passed to the customer, provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from the provision of services: The Company merely acts as an agent in these type of services transactions. Revenue from domestic air and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2023 and June 30, 2022, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2023 and June 30, 2022, the allowance for doubtful accounts was US$7,552,901 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2023 and June 30, 2022, the inventory reserve was US$1,431,963 and US$1,249,543, respectively.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of March 31, 2023 and June 30, 2022, the Company had an allowance for uncollectible advances to suppliers of US$11,256,031 and US$13,544,627, respectively.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a bargain gain from the purchase. The acquiree’s results are included in the Company’s unaudited condensed consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values on the date acquired and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the net assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities, including those arising from contingencies and contingent consideration in a business combination.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the nine and three months ended March 31, 2023 and 2022, the Company did not recognize any impairment of its ROU assets.

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

Estimated useful lives

Buildings	20-50 years
Machinery equipment	3-10 years
Motor vehicles	5-10 years
Office equipment	3-10 years
Farmland leasehold improvements	12-18 years
Leasehold improvement	Lesser of useful life and lease term

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, distribution right, ROU assets and investments. For the nine months ended March 31, 2023 and 2022, the Company recognized an impairment of its distribution right of US$ nil and US$1,140,551, respectively. For the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment of its long-lived assets.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions at March 31, 2023 and June 30, 2022. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries at March 31, 2023, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of March 31, 2023, the tax years ended December 31, 2018 through December 31, 2022 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

Value-Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that were sold in the PRC were subject to a Chinese value-added tax at rates ranging from 3% to 13%, depending on the type of products sold. For overseas sales, VAT is exempted on the exported goods. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing finished products or acquiring finished products. The Company records a VAT payable or VAT receivable in the accompanying unaudited condensed consolidated financial statements.

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

The balance sheet amounts, with the exception of equity, at March 31, 2023 and June 30, 2022 were translated at 1 RMB to 0.1456 USD and at 1 RMB to 0.1493 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2023 and 2022 were 1 RMB to 0.1442 USD and 1 RMB to 0.1562 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2023 and 2022 were 1 RMB to 0.1462 USD and 1 RMB to 0.1576 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the nine and three months ended March 31, 2023 and 2022, total research and development expense were approximately US$58,384 and US$ nil, respectively.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2023 and 2022.

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended March 31, 2023 and 2022:

	For the nine months ended March 31,		For the three months ended March 31,
	2023	2022	2023	2022
Net loss from continuing operations attributable to Shineco	$(7,878,128)	$(16,873,390)	$(2,668,533)	$(2,892,584)
Net loss from discontinued operations attributable to Shineco	-	(3,135,237)	-	-
Net loss attributable to Shineco	(7,878,128)	(20,008,627)	(2,668,533)	(2,892,584)

Weighted average shares outstanding - basic and diluted	17,653,428	9,026,568	20,523,358	9,652,228

Net loss from continuing operations per share of common share Basic and diluted	$(0.45)	$(1.87)	$(0.13)	$(0.30)

Net loss from discontinued operations per share of common share Basic and diluted	$-	$(0.35)	$-	$-

Net loss per share of common share Basic and diluted	$(0.45)	$(2.22)	$(0.13)	$(0.30)

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	March 31, 2023	June 30, 2022

Accounts receivable	$10,609,689	$9,138,790
Less: allowance for doubtful accounts	(7,552,901)	(7,317,236)
Accounts receivable, net	$3,056,788	$1,821,554

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	June 30, 2022

Beginning balance	$7,317,236	$13,481,021
Acquisition of Biowin	477,358	-
Charge to (reversal of) expense	(59,638)	1,632,670
Less: cessation of subsidiaries and disposal of VIE	-	(7,524,110)
Foreign currency translation adjustments	(182,055)	(272,345)
Ending balance	$7,552,901	$7,317,236

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	March 31, 2023	June 30, 2022

Raw materials	$516,753	$67,467
Work-in-process	18,367,116	18,709,325
Finished goods	1,541,746	1,191,275
Less: inventory reserve	(1,431,963)	(1,249,543)
Total inventories, net	$18,993,652	$18,718,524

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

The Company wrote off inventory amounted to US$668,088 and US$1,303,312 during the nine months ended March 31, 2023 and 2022, respectively. The Company wrote off inventory amounted to US$205,152 and US$401,731 during the three months ended March 31, 2023 and 2022, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	March 31, 2023	June 30, 2022

Advances to suppliers	$11,276,859	$13,548,178
Less: allowance for doubtful accounts	(11,256,031)	(13,544,627)
Advance to suppliers, net	$20,828	$3,551

Advances to suppliers consist of mainly payments to suppliers for yew trees, as well as raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	June 30, 2022

Beginning balance	$13,544,627	$13,320,307
Acquisition of Biowin	60,038	-
Charge to (reversal of) expense	(1,853,183)	4,938,064
Less: cessation of subsidiaries and disposal of VIE	-	(4,210,407)
Foreign currency translation adjustments	(495,451)	(503,337)
Ending balance	$11,256,031	$13,544,627

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	March 31, 2023	June 30, 2022

Loans to third parties (1)	$4,074,779	$16,345,717
Other receivables (2)	1,943,934	3,246,293
Short-term deposit	947,746	164,261
Prepaid expenses	21,239	20,872
Subtotal	6,987,698	19,777,143
Less: allowance for doubtful accounts	(4,532,183)	(2,545,565)
Total other current assets, net	$2,455,515	$17,231,578

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. Due to the impact from COVID-19, the Company did not receive repayments of loans to third parties according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of March 31, 2023 and June 30, 2022, the allowance for doubtful accounts was US$1,766,448 and US$384,915, respectively. Management will continue putting effort in collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses.

Movement of allowance for doubtful accounts is as follows:

	March 31, 2023	June 30, 2022

Beginning balance	$2,545,565	$995,760
Acquisition of Biowin	15,322	-
Charge to expense	2,401,297	2,117,316
Less: cessation of subsidiaries and disposal of VIE	-	(326,491)
Foreign currency translation adjustments	(430,001)	(241,020)
Ending balance	$4,532,183	$2,545,565

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2023	June 30, 2022

Buildings	$1,763,325	$1,808,172
Machinery and equipment	1,062,553	27,351
Motor vehicles	205,399	139,077
Office equipment	187,984	178,271
Leasehold improvement	181,693	186,314
Farmland leasehold improvements	3,061,857	3,139,729
Subtotal	6,462,811	5,478,914
Less: accumulated depreciation and amortization	(4,453,875)	(3,388,640)
Less: impairment for property and equipment	(697,074)	(714,802)
Total property and equipment, net	$1,311,862	$1,375,472

Depreciation and amortization expense was US$185,339 and US$284,901 for the nine months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense was US$20,668 and US$70,170 for the three months ended March 31, 2023 and 2022, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of property and equipment. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, have not been able to grow and cultivate green agricultural produce on the leased farmlands, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of such leased farmland (Note 11). Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired as of June 30, 2022. The impairment for property and equipment of US$697,074 and US$714,802 was recorded as of March 31, 2023 and June 30, 2022, respectively.

Farmland leasehold improvements, net consisted of following:

	March 31, 2023	June 30, 2022

Blueberry farmland leasehold improvements	$2,352,255	$2,412,079
Yew tree planting base reconstruction	263,539	270,242
Greenhouse renovation	446,063	457,408
Subtotal	3,061,857	3,139,729
Less: accumulated amortization	(2,364,783)	(2,424,927)
Less: impairment for farmland leasehold improvements	(697,074)	(714,802)
Total farmland leasehold improvements, net	$-	$-

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

NOTE 10 - INVESTMENTS

Guangyuan entered into an equity investment agreement with Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”), a Chinese pharmaceutical enterprise to invest a total of RMB 2.0 million (approximately US$0.3 million) for a 20% equity interest in Yushe Pharmaceutical. The investment is accounted for using the equity method because Guangyuan has significant influence, but no control of the entity. The Company recorded a loss of US$ nil and US$16,153 for the nine months ended March 31, 2023 and 2022, respectively, and US$ nil was recorded for the three months ended March 31, 2023 and 2022, respectively, from the investment, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment during the year ended June 30, 2022.

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of December 31, 2022, a total of US$0.70 million was fully injected by the Company. The Company recorded a loss of US$20,932 and US$140,082 for the nine months ended March 31, 2023 and 2022, respectively, and a loss of US$14,711 and US$49,247 for the three months ended March 31, 2023 and 2022, respectively, from the investment, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of loss and comprehensive loss.

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

The Company’s investment in unconsolidated entities consists of the following:

	March 31, 2023	June 30, 2022

Gaojing Private Fund	$596,514	$617,446
Total investment	$596,514	$617,446

Summarized financial information of unconsolidated entities is as follows:

	March 31, 2023	June 30, 2022

Current assets	$607,929	$558,962
Non-current assets	145,456	-
Current liabilities	275,769	1,478

	For the nine months ended March 31,
	2023	2022

Net sales	$29,986	$315,520
Gross loss	-	(599)
Loss from operations	(63,761)	(493,570)
Net loss	(65,413)	(518,880)

NOTE 11 - LEASES

The Company leases offices space and warehouse under non-cancelable operating leases, with terms ranging from one to seven and a half years. In addition, the Zhisheng VIEs and Guangyuan entered into several farmland lease contracts with farmer cooperatives to lease farmland in order to plant and grow organic vegetables, fruit, and Chinese yew trees, fast-growing bamboo willows and scenic greening trees. The lease terms vary from 3 years to 24 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

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

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	March 31, 2023	June 30, 2022

ROU lease assets	$1,022,097	$2,088,149

Operating lease liabilities – current	369,870	959,909
Operating lease liabilities – non-current	605,420	1,025,967
Total operating lease liabilities	$975,290	$1,985,876

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	8.82	6.88
Weighted average discount rate	5.24%	5.30%

Rent expenses totaled US$512,862 and US$693,684 for the nine months ended March 31, 2023 and 2022, respectively. Rent expenses totaled US$126,717 and US$229,477 for the three months ended March 31, 2023 and 2022, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of ROU lease assets, and impairment loss for the ROU lease assets of US$2,268,344 was recorded for the year ended June 30, 2022. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs have not been able to grow and cultivate green agricultural produce on the leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow. Therefore, the Company decided to record full impairment of leased farmland during the year ended June 30, 2022.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023:

Remainder of 2023	$260,391
2024	271,049
2025	196,744
2026	21,840
2027	21,840
Thereafter	444,087
Total lease payments	1,215,951
Less: imputed interest	(240,661)
Present value of lease liabilities	$975,290

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

On May 5, 2019, two minority shareholders of Tianjin Tajite transferred 26.4% of the equity interest to the Company. There was no consideration paid for the transfers, and after the transfers, the Company owns 77.4% equity interest of Tianjin Tajite.

During the year ended June 30, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite (Note 9).

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the nine and three months ended March 31, 2023 and 2022.

The Company has included the operating results of Guangyuan in its unaudited condensed consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$97,487 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2023. US$22,331 in net sales and US$694,051 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2022. US$ nil in net sales and US$22,353 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023. US$22,331 in net sales and US$71,250 in net loss of Guangyuan were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2022.

Acquisition of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”)

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Biowin. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 3,260,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin, the total consideration of the acquisition was US$12,097,000. According to the Supplementary Agreement, dated as of December 30, 2022, by and among the Life Science, the Seller and Biowin, the Seller transferred its controlling rights of production and operation of Biowin to Life Science from January 1, 2023. The management determined that January 1, 2023 was the acquisition date of Biowin. The acquisition provides a unique opportunity for the Company to step into the Point-of-Care Testing (“POCT”) industry.

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

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill which amounted to US$6,574,743. The results of operations of Biowin have been included in the unaudited condensed consolidated statements of operations from the date of acquisition.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$807,771
Inventories, net	784,336
Other current assets, net	49,979
Property and equipment, net	138,252
Intangible assets	12,683,656
Operating lease right-of-use assets	173,831
Goodwill	6,574,743
Deferred tax assets, net	346,523
Short-term bank loans	(1,594,596)
Accounts payable	(349,989)
Deferred revenue	(407,437)
Other current liabilities	(446,729)
Operating lease liabilities - non-current	(45,730)
Deferred tax liabilities	(1,937,804)
Non-controlling interest	(5,301,785)
Total purchase price for acquisition, net of US$621,979 of cash	$11,475,021

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of March 31, 2023 is as follows:

		Average
	U.S. Dollars	Useful Life
	(Unaudited)	(in Years)

Intangible assets	$12,683,655	10
Less: accumulated amortization	(317,091)
Total intangible assets, net as of March 31, 2023	$12,366,564

The amortization expense of intangible assets was US$317,091 for the nine and three months ended March 31, 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the nine and three months ended March 31, 2023 and 2022.

The Company has included the operating results of Biowin in its unaudited condensed consolidated financial statements since the Acquisition Date. US$231,513 in net sales and US$123,390 in net income of Biowin were included in the unaudited condensed consolidated financial statements for the nine and three months ended March 31, 2023.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of March 31, 2023 and June 30, 2022, the outstanding amounts due from related parties consisted of the following:

	March 31, 2023	June 30, 2022

Zhao Min	$-	$1,410
Shanghai Gaojing Private Fund Management (a.)	419,334	429,998
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b.)	1,513,015	1,719,568
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c.)	4,724,916	4,644,011
Subtotal	6,657,265	6,794,987
Less: allowance for doubtful accounts	(728,010)	-
Total due from related parties, net	$5,929,255	$6,794,987

a.	The Company owns 32% equity interest in this company. Those advances are due on demand and non-interest bearing (Note 10).

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$77,213 as of June 30, 2022. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$217,445 (RMB 1.5 million) will be paid by September 30, 2022, US$724,816 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the nine months ended March 31, 2023, the Company received payment of US$218,403 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the second installment repayment of US$728,010 (RMB 5.0 million) according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of March 31, 2023, the allowance for doubtful accounts was US$728,010, and the total outstanding balance including the principal and interest was amounted to US$1,513,015 as of March 31, 2023. Management will continue putting effort in collection of overdue loans to this related party.

Interest income was US$53,981 and US$55,062 for the nine months ended March 31, 2023 and 2022, respectively. Interest income was US$9,778 and US$55,062 for the three months ended March 31, 2023 and 2022, respectively.

c.

On October 28, 2021, the Company entered into a loan agreement with Zhongjian International to with an amount of US$4,334,401 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance including the principal and interest were amounted to US$4,724,916 and US$4,644,011 as of March 31, 2023 and June 30, 2022, respectively.

Interest income was US$194,224 and US$118,201 for the nine months ended March 31, 2023 and 2022, respectively. Interest income was US$64,628 and US$69,297 for the three months ended March 31, 2023 and 2022, respectively.

Due to Related Parties

As of March 31, 2023 and June 30, 2022, the Company had related party payables of US$2,622,798 and US$2,798,800, respectively, mainly due to the principal stockholders or certain relatives of the stockholders, and senior management of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	March 31, 2023	June 30, 2022

Wu Yang	$-	$95,630
Wang Sai	38,206	96,081
Zhou Guocong	2,100	-
Li Baolin	2,038	-
Zhao Min (a.)	423,134	562,528
Zhou Shunfang (b.)	1,988,282	2,044,561
Liu Fengming	44,157	-
Yan Lixia	1,790	-
Zhang Yuying	72,646	-
Huang Shanchun	50,445	-
Total due to related parties	$2,622,798	$2,798,800

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period for another nine months, with the same interest rate of 5.0% per annum. During the nine months ended March 31, 2023, the Company borrowed additional loan of US$29,120 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$395,894 as of March 31, 2023.

b.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhou Shunfang to borrow an aggregated amount of US$1,269,092 (RMB 8.5 million) for the Company’s working capital needs for less than one year, with a maturity date range on March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. All loans were fully repaid by the Company upon their maturity.

Interest expenses on loans due to related parties were US$14,332 and US$ nil for the nine months ended March 31, 2023 and 2022, respectively. Interest expenses on loans due to related parties were US$5,012 and US$ nil for the three months ended March 31, 2023 and 2022, respectively.

Loan guarantee provided by related parties

The Company’s related parties provide guarantee for the Company’s short-term bank loans (see Note 14).

NOTE 14 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

Lender	March 31, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank-a	$436,806	2024/3/29	4.80%
Bank of Jiangsu-b	436,806	2023/6/15	4.20%
Bank of China-c	436,806	2023/7/24	3.70%
Total short-term bank loans	$1,310,418

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, and his wife, Mrs. Jie Liang.

The Company recorded interest expenses of US$17,312 and US$ nil for the nine and three months ended March 31, 2023 and 2022, respectively. The annual weighted average interest rates were 4.65% and nil for the nine and three months ended March 31, 2023 and 2022, respectively.

NOTE 15 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the redemption of the Notes.

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

As of March 31, 2023, the Company received principal in full from the Investor. For the nine months ended March 31, 2023 and 2022, a total of US$579,664 and $1,142,215 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively. For the three months ended March 31, 2023 and 2022, a total of US$223,692 and $287,897 in amortization of the debt discounts was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively.

As of March 31, 2023, shares of the Company’s common stock totaling 2,649,735 were issued by the Company to the Investor equaling principal and interests amounted to US$8,192,639, and the Notes balance was US$14,873,579, with a carrying value of US$15,205,875, net of deferred financing costs of US$332,296 was recorded in the accompanying unaudited condensed consolidated balance sheets.

NOTE 16 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs and Xinjiang Taihe receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged. Biowin is subject to corporate income tax at a reduced rate of 15% starting from December 2019, when it was approved by local government as a High and New Technology Enterprises (“HNTEs”), to December 2022. In December 2022, the Company successfully renewed its HNTE certification with local government and will continue to enjoy the reduced income tax rate of 15% for another three years through December 2025.

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

i) The components of the income tax benefit were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2023	2022	2023	2022
Current income tax benefit	$-	$(6,507)	$-	$(29)
Deferred income tax benefit	(33,089)	-	(33,089)	-
Total income tax benefit	$(33,089)	$(6,507)	$(33,089)	$(29)

ii) The components of the deferred tax liability were as follows:

	March 31, 2023	June 30, 2022
Deferred tax assets:
Allowance for doubtful accounts	$1,180,479	$1,252,245
Inventory reserve	339,515	311,439
Net operating loss carry-forwards	1,434,005	979,682
Total	2,953,999	2,543,366
Valuation allowance	(2,644,553)	(2,543,366)
Total deferred tax assets	309,446	-
Deferred tax liability:
Intangible assets	(1,866,478)	-
Total deferred tax liability	(1,866,478)	-
Deferred tax liability, net	$(1,557,032)	$-

Movement of the valuation allowance:

	March 31, 2023	June 30, 2022

Beginning balance	$2,543,366	$1,810,023
Acquisition of Biowin	397,305	-
Current year addition (reduction)	(233,037)	798,160
Exchange difference	(63,081)	(64,817)
Ending balance	$2,644,553	$2,543,366

(b) Value-Added Tax

The Company is subject to a VAT for selling goods. All of the Company’s products that were sold in the PRC were subject to a Chinese value-added tax at rates ranging from 3% to 13%, depending on the type of products sold. For overseas sales, VAT is exempted on the exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under commercial practice in the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2023 and 2022, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	March 31, 2023	June 30, 2022

Income tax payable	$986,629	$992,780
Value added tax payable	27,577	34,925
Business tax and other taxes payable	1,654	3,375
Total tax payable	1,015,860	1,031,080
Less: income tax payable - current portion	569,000	584,220
Income tax payable – non-current portion	$446,860	$446,860

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of March 31, 2023 and June 30, 2022, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of March 31, 2023.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. As the date of this report, proceeds amounted to US$1.6 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by March 31, 2023. As of March 31, 2023, the subscription receivable was amounted to US$148,362 which was recorded on the unaudited condensed consolidated balance sheet.

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 3,260,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin (Note 12).

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of March 31, 2023, the subscription receivable was amounted to US$650,000 which was recorded on the unaudited condensed consolidated balance sheet, and the proceeds is expected to be fully collected by September 30, 2023.

On January 12, 2023, the Board of the Company approved the issuance of 10,000 shares of the Company’s common stock to the Company’s service provider as the compensation for service provided, with a value of US$30,000 based on share price of US$3.0. All of the shares were issued on January 12, 2023.

On March 14, 2023, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,137,170 shares of common stock of the Company (the “Shares”) at a price of US$1.05 per share. The Company’s board of director approved the offer and sale of the Shares at a meeting of the Board of the Company that was held on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and the Shares had not been issued as of March 31, 2023.

NOTE 18 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$15,334,432 and US$15,164,950 as of March 31, 2023 and June 30, 2022, respectively.

During the nine and three months ended March 31, 2023 and 2022, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2023, four customers accounted for approximately 65% of the Company’s total sales. For the three months ended March 31, 2023, three customers accounted for approximately 44% of the Company’s total sales. At March 31, 2023, three customers accounted for approximately 66% of the Company’s accounts receivable.

For the nine months ended March 31, 2022, five customers accounted for approximately 76% of the Company’s total sales. For the three months ended March 31, 2022, five customers accounted for approximately 81% of the Company’s total sales.

For the nine months ended March 31, 2023, two vendors accounted for approximately 98% of the Company’s total purchases. For the three months ended March 31, 2023, two vendors accounted for approximately 96% of the Company’s total purchases.

For the nine months ended March 31, 2022, one vendor accounted for approximately 92% of the Company’s total purchases. For the three months ended March 31, 2022, two vendors accounted for approximately 83% and 17% of the Company’s total purchases, respectively.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trial, the Company was required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of approximately US$0.7 million (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of March 31, 2023, the Company has made the payments in full to the Plaintiff according to the Agreement.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. The Company sought money damages of $9,088,125.00 plus interest, punitive damages, and reimbursement of all costs, expenses, and attorneys’ fees. In December, defendants filed an answer and counterclaims against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and monetary damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022, which the Company declined to do. On June 13, 2022, the restrictions imposed on the shares were lifted.

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

A date for trial will be set at a status conference on September 27, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of March 31, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

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

The operating company of this segment, Qingdao Zhihesheng, is engaged in the business of growing and distributing green and organic vegetables and fruits. This segment has been focusing its efforts on the growing and cultivating of Chinese yew trees (formally known as “taxus media”), a small evergreen tree whose branches can be used for the production of medications believed to be anti-cancer and the tree itself can be used as an ornamental indoor bonsai tree, which are known to have the effect of purifying air quality. The operations of Zhihesheng are located in the East and North regions of Mainland China, mostly carried out in Shandong Province and in Beijing, where Zhihesheng have newly developed over 100 acres of modern greenhouses for cultivating yew trees and other plants.

The other operating company of this segment, Guangyuan, is engaged in the business of landscaping, afforestation, road greening, scenic greening, garden engineering, landscaping construction, and green afforestation, especially in planting fast-growing bamboo willows and scenic greening trees. The operations of Guangyuan are located in the North regions of Mainland China, mostly carried out in Shanxi Province, where Guangyuan has developed over 350 acres of farmland for cultivating bamboo willows and other plants.

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

●	Developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic Products”):

The operating company of this segment, Biowin, is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases. The operations of this segment are located in Jiangsu Province. Its products are sold not only in China, but also overseas countries such as Germany, Spain, Italy, Thailand, Japan and other countries.

The following table presents summarized information by segment for the nine months ended March 31, 2023:

	For the nine months ended March 31, 2023
	Luobuma	Other agricultural	Freight	Rapid diagnostic
	products	products	services	products	Total
Segment revenue	$22,298	$1,154,156	$360,010	$231,513	$1,767,977
Cost of revenue and related business and sales tax	2,853	1,600,321	245,057	220,357	2,068,588
Gross profit (loss)	19,445	(446,165)	114,953	11,156	(300,611)
Gross profit (loss) %	87.2%	(38.7)%	31.9%	4.8%	(17.0)%

The following table presents summarized information by segment for the nine months ended March 31, 2022:

	For the nine months ended March 31, 2022
	Luobuma	Other agricultural	Freight	Rapid diagnostic
	products	products	services	products	Total
Segment revenue	$43,289	$1,244,221	$692,916	$-	$1,980,426
Cost of revenue and related business and sales tax	153,508	2,983,804	627,092	-	3,764,404
Gross profit (loss)	(110,219)	(1,739,583)	65,824	-	(1,783,978)
Gross profit (loss) %	(254.6)%	(139.8)%	9.5%	-	(90.1)%

The following table presents summarized information by segment for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Luobuma	Other agricultural	Freight	Rapid diagnostic
	products	products	services	products	Total
Segment revenue	$3,076	$330,471	$127,972	$231,513	$693,032
Cost of revenue and related business and sales tax	(6,091)	484,874	83,758	220,357	782,898
Gross profit (loss)	9,167	(154,403)	44,214	11,156	(89,866)
Gross profit (loss) %	298.0%	(46.7)%	34.5%	4.8%	(13.0)%

The following table presents summarized information by segment for the three months ended March 31, 2022:

	For the three months ended March 31, 2022
	Luobuma	Other agricultural	Freight	Rapid diagnostic
	products	products	services	products	Total
Segment revenue	$8,521	$369,030	$240,543	$-	$618,094
Cost of revenue and related business and sales tax	3,203	899,022	208,611	-	1,110,836
Gross profit (loss)	5,318	(529,992)	31,932	-	(492,742)
Gross profit (loss) %	62.4%	(143.6)%	13.3%	-	(79.7)%

Total assets as of March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023	June 30, 2022

Luobuma products	$7,708,834	$10,982,562
Other agricultural products	34,105,791	46,488,334
Freight services	4,007,675	6,355,121
Rapid diagnostic products	21,906,885	-
Total assets	$67,729,185	$63,826,017

NOTE 21 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The results of operations of Ankang Longevity have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2023 and 2022. The Company recorded a loss on disposal of discontinued operations of US$3,135,237 and US$ nil during the nine and three months ended March 31, 2022, respectively.

NOTE 22 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 15, 2023, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of revenue, earnings, capital structure, and other financial items;

●	local, regional, national, and global Luobuma price fluctuations;

●	statements of our plans and objectives, including those that relate to our proposed expansions and the effect such expansions may have on our revenue;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	the impact of the COVID-19 outbreak;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

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

We use our subsidiaries and the VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Our products are only sold domestically in China. We utilize modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Through our newly acquired subsidiary, Biowin, which is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic Products”), we also stepped into the Point-of-Care Testing industry. The Company, its subsidiaries, its VIEs, and its VIEs’ subsidiaries (collectively the “Group”) currently operate the following main business segments:

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for the Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composes of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. The results of operations of Ankang Longevity Group have been reclassified to “net loss from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2023 and 2022.

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

Developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic Products”) – This segment is conducted through Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), which is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases. The operations of this segment are located in Jiangsu Province. Its products are sold not only in China, but also overseas countries such as Germany, Spain, Italy, Thailand, Japan and other countries.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. As of March 31, 2023, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,671,143, with a carrying value of US$3,731,927, net of deferred financing costs of US$60,784 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of March 31, 2023, the Notes was fully converted and shares of the Company’s common stock totaling 1,946,766 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. As of March 31, 2023, shares of the Company’s common stock totaling 702,969 were issued by the Company to the Investor equaling principal and interests amounted to US$720,000, and the Notes balance was US$11,202,435, with a carrying value of US$11,473,948, net of deferred financing costs of US$271,513 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.6 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by June 30, 2023.

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to certain individuals for gross proceeds of up to US$650,000, and the proceeds are expected to be fully collected by September 30, 2023.

On March 14, 2023, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,137,170 shares of common stock of the Company (the “Shares”) at a price of US$1.05 per share. The Company’s board of director approved the offer and sale of the Shares at a meeting of the Board of the Company that was held on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and the Shares have not been issued as of March 31, 2023.

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

Due to the resurgence of COVID-19 cases in China, our headquarters in Beijing were closed down on April 25, 2022 and only resumed our business in mid-June 2022. Meanwhile, the business of our subsidiaries and VIEs was also negatively affected during this period, including but not limited to the execution of our sales contracts and fulfillment of customer orders and the collection of the payments from customers in a timely manner. The resurgence of COVID-19 impact on our operating results and financial performance seems to be temporary, we will continue to monitor and modify the operating strategies in response to the COVID-19. In early December 2022, China announced a nationwide loosening of its zero-covid policy, and the country faced a wave in infections after the lifting of these restrictions. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our unaudited condensed consolidated financial statements are released.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of March 31, 2023 and June 30, 2022, the allowance for doubtful accounts was US$7,552,901 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2023 and June 30, 2022, the inventory reserve was US$1,431,963 and US$1,249,543, respectively.

Revenue Recognition

We previously recognized revenue from sales of Luobuma products, Chinese medicinal herbal products, agricultural products and rapid diagnostic products, as well as providing logistic services and other processing services to external customers. We recognized revenue when all of the following have occurred: (i) there was persuasive evidence of an arrangement with a customer; (ii) delivery had occurred or services had been rendered; (iii) the sales price was fixed or determinable; and (iv) our collection of such fees was reasonably assured. These criteria, as related to our revenue, were considered to have been met as follows:

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

Results of Operations for the Nine Months Ended March 31, 2023 and 2022

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,		Variance
	2023	2022	Amount	%
Revenue	$1,767,977	$1,980,426	$(212,449)	(10.73)%
Cost of revenue	2,068,588	3,764,404	(1,695,816)	(45.05)%
Gross loss	(300,611)	(1,783,978)	1,483,367	(83.15)%
General and administrative expenses	6,553,373	12,724,864	(6,171,491)	(48.50)%
Selling expenses	100,376	34,376	66,000	191.99%
Research and development expenses	58,384	-	58,384	100.00%
Impairment loss of distribution rights	-	1,140,551	(1,140,551)	(100.00)%
Loss from operations	(7,012,744)	(15,683,769)	8,671,025	(55.29)%
Impairment loss on an unconsolidated entity	-	(149,790)	149,790	(100.00)%
Loss from equity method investments	(20,932)	(156,235)	135,303	(86.60)%
Other income (expenses), net	303,003	(5,731)	308,734	(5,387.09)%
Amortization of debt issuance costs	(579,664)	(1,142,215)	562,551	(49.25)%
Interest income (expenses), net	(547,568)	232,644	(780,212)	(335.37)%
Loss before income tax provision from continuing operations	(7,857,905)	(16,905,096)	9,047,191	(53.52)%
Benefit for income taxes	(33,089)	(6,507)	(26,582)	408.51%
Net loss from continuing operations	(7,824,816)	(16,898,589)	9,073,773	(53.70)%
Net loss from discontinued operations	-	(3,135,237)	3,135,237	(100.00)%
Net loss	$(7,824,816)	$(20,033,826)	$12,209,010	(60.94)%
Comprehensive loss attributable to Shineco Inc.	$(9,120,188)	$(19,060,297)	$9,940,109	(52.15)%

Revenue

Currently, we, through our PRC subsidiaries and the VIEs, have four revenue streams derived from our four major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. Fourth, developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases; this segment is conducted through Biowin.

The following table sets forth the breakdown of our revenue for each of the four segments for the nine months ended March 31, 2023 and 2022, respectively:

	Nine Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
Luobuma products	$22,298	1.27%	$43,289	2.19%	$(20,991)	(48.49)%
Other agricultural products	1,154,156	65.28%	1,244,221	62.82%	(90,065)	(7.24)%
Freight services	360,010	20.36%	692,916	34.99%	(332,906)	(48.04)%
Rapid diagnostic products	231,513	13.09%	-	-	231,513	100.00%
Total Amount	$1,767,977	100.00%	$1,980,426	100.00%	$(212,449)	(10.73)%

For the nine months ended March 31, 2023 and 2022, revenue from sales of Luobuma products was US$22,298 and US$43,289, respectively, which represented a decrease of US$20,991, or 48.49%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. The low revenue from sales of Luobuma products is because we did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, and currently, we mainly focused on clearing off our remaining old stocks. Hence, revenue from this segment continued falling during the nine months ended March 31, 2023 as compared to the same period in 2022.

For the nine months ended March 31, 2023 and 2022, revenue from sales of other agricultural products was US$1,154,156 and US$1,244,221, respectively, representing a decrease of US$90,065, or 7.24%. Since our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

For the nine months ended March 31, 2023 and 2022, revenue from provision of freight services was US$360,010 and US$692,916, respectively, representing a decrease of US$332,906, or 48.04%. The decrease was mainly due to outsourcing of our domestic and international logistic services to third-party logistic companies due to the change in our business strategies. Since we merely served as an agent in this type of transactions, our revenue from domestic and international logistic services was recognized in the net amount during the nine months ended March 31, 2023.

For the nine months ended March 31, 2023 and 2022, revenue from sales of rapid diagnostic products was US$231,513 and US$ nil, respectively, representing an increase of US$231,513, or 100.00%. The increase was mainly due to revenue of US$231,513 generated by our newly acquired subsidiary Biowin during the nine months ended March 31, 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our four segments for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
Luobuma products	$2,851	0.14%	$153,507	4.08%	$(150,656)	(98.14)%
Other agricultural products	1,600,321	77.36%	2,983,804	79.26%	(1,383,483)	(46.37)%
Freight services	245,057	11.85%	622,264	16.53%	(377,207)	(60.62)%
Rapid diagnostic products	218,915	10.58%	-	-	218,915	100.00%
Business and sales related tax	1,444	0.07%	4,829	0.13%	(3,385)	(70.10)%
Total Amount	$2,068,588	100.00%	$3,764,404	100.00%	$(1,695,816)	(45.05)%

For the nine months ended March 31, 2023 and 2022, cost of revenue from sales of our Luobuma products was US$2,851 and US$153,507, respectively, representing a decrease of US$150,656, or 98.14%. The decrease was mainly due to the decreased allowance we accrued for our slow-moving inventories amounted to US$141,752 on our remaining old stocks during the nine months ended March 31, 2023.

For the nine months ended March 31, 2023 and 2022, cost of revenue from sales of other agricultural products was US$1,600,321 and US$2,983,804, respectively, representing a decrease of US$1,383,483, or 46.37%. The decrease was mainly due to a reduction in stock written off during the nine months ended March 31, 2023. Due to the continuous impact of Covid-19 in China, which resulted in the damage and death of a large number of yew trees, we continued writing off a large amount of our inventory during the nine months ended March 31, 2023.

For the nine months ended March 31, 2023 and 2022, cost of revenue from provision of freight services was US$245,057 and US$622,264, respectively, representing a decrease of US$377,207, or 60.62%. The decrease was due to decreased cost of revenue from domestic and international logistic services, as we now only acted as an agent in this type of this transactions as mentioned above.

For the nine months ended March 31, 2023 and 2022, cost of revenue from sales of rapid diagnostic products was US$218,915 and US$ nil, respectively, representing an increase of US$218,915, or 100.00%. The increase was mainly due to cost of revenue of US$218,915 generated by our newly acquired subsidiary Biowin during the nine months ended March 31, 2023.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our four segments for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
Luobuma products	$19,445	(6.47)%	$(110,219)	6.18%	$129,664	(117.64)%
Other agricultural products	(446,165)	148.42%	(1,739,583)	97.51%	1,293,418	(74.35)%
Freight services	114,953	(38.24)%	65,824	(3.69)%	49,129	74.64%
Rapid diagnostic products	11,156	(3.71)%	-	-	11,156	100.00%
Total Amount	$(300,611)	100.00%	$(1,783,978)	100.00%	$1,483,367	(83.15)%

Gross loss from Luobuma product sales decreased by US$129,664 or 117.64%, for the nine months ended March 31, 2023 as compared to the same period in 2022. The decrease was mainly due to decrease in allowance we accrued for our slow-moving inventories during the nine months ended March 31, 2023.

Gross loss from sales of other agricultural products decreased by US$1,293,418, or 74.35%, for the nine months ended March 31, 2023 as compared to the same period in 2022. The decrease in gross loss was mainly due to a reduction in stock written off as mentioned above, as well as less price discounts we offered to our customers during the nine months ended March 31, 2023.

Gross profit from provision of freight services increased by US$49,129, or 74.64%, for the nine months ended March 31, 2023 as compared to the same period in 2022. As mentioned above, we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies, which improved our operating efficiency and profitability during the nine months ended March 31, 2023.

Gross profit from sales of rapid diagnostic products increased by US$11,156, or 100.00%, for the nine months ended March 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit of US$11,156 contributed by our newly acquired subsidiary Biowin during the nine months ended March 31, 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2023 and 2022, respectively:

	Nine Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
General and administrative expenses	$6,553,373	97.63%	$12,724,864	91.54%	$(6,171,491)	(48.50)%
Selling expenses	100,376	1.50%	34,376	0.25%	66,000	191.99%
Research and development expenses	58,384	0.87%	-	-	58,384	100.00%
Impairment loss of distribution rights	-	-	1,140,551	8.21%	(1,140,551)	(100.00)%
Total Amount	$6,712,133	100.00%	$13,899,791	100.00%	$(7,187,658)	(51.71)%

General and Administrative Expenses

For the nine months ended March 31, 2023, our general and administrative expenses were US$6,553,373, representing a decrease of US$6,171,491, or 48.50%, as compared to the same period in 2022. The decrease was mainly due to a reduction in bad debt expense during the nine months ended March 31, 2023, as we recorded a significant amount of bad debt expense as a result of the impact from COVID-19 during the same period last year. We recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors. The decrease was also due to decreased professional service fees in relation to the Company’s issuance of common stock and convertible notes and decreased compensation expenses in relation to the Company’s lawsuit. The decrease was partially offset by the increased intermediary fee paid to a third party as commission for the Company acquisition, the increased stock compensation expenses as well as the general and administrative expenses incurred by our newly acquired subsidiary Biowin during the nine months ended March 31, 2023.

Selling Expenses

For the nine months ended March 31, 2023, our selling expenses were US$100,376, representing an increase of US$66,000, or 191.99%, as compared to the same period in 2022. The increase was mainly due to selling expenses incurred by our newly acquired subsidiary Biowin during the nine months ended March 31, 2023.

Research and Development Expenses

For the nine months ended March 31, 2023, our research and development expenses were US$58,384, representing an increase of US$58,384, or 100.00%, as compared to the same period in 2022. The increase was mainly due to research and development expenses incurred by our newly acquired subsidiary Biowin during the nine months ended March 31, 2023.

Impairment Loss of Distribution Rights

For the nine months ended March 31, 2023 and 2022, our impairment loss of distribution right was US$ nil and US$1,140,551, respectively. We acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. During the nine months ended March 31, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite.

Impairment Loss on An Unconsolidated Entity

For the nine months ended March 31, 2022, our impairment loss on an unconsolidated entity was US$149,790. The management performed evaluation on the impairment of the investment make on Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd., (“Yushe Pharmaceutical”) and considered it is unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment.

Loss from Equity Method Investments

Our VIE, Guangyuan has a 20% equity interest in Shanxi Pharmaceutical Group Yushe Pharmaceutical Development Co., Ltd. (“Yushe Pharmaceutical”). We recorded a loss of US$16,153 for the nine months ended March 31, 2022 from this investment. As we fully impaired the investment subsequently, no income or loss was recorded for the nine months ended March 31, 2023 from this investment.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$20,932 and US$140,082 for the nine months ended March 31, 2023 and 2022 from this investment, respectively. The decrease in net loss was primarily due to lower net loss generated by the equity investment company in the current period.

Other Income (Expenses)

For the nine months ended March 31, 2023, our net other income was US$303,003, representing an increase of US$308,734, or 5,387.09%, as compared to net other expenses of US$5,731 in the same period in 2022. The increase was mainly due to other income recognized on advance received from customers that were no longer required to be repaid or settled by the Company during the nine months ended March 31, 2023.

Amortization of Debt Issuance Costs

For the nine months ended March 31, 2023, our amortization of debt issuance costs expenses was US$579,664, representing a decrease of US$562,551, or 49.25%, as compared to amortization of debt issuance costs expenses of US$1,142,215, in the same period in 2022. We entered into four convertible note agreements and two of them were fully converted, hence, resulted in a decrease in amortization of debt issuance costs expenses for the nine months ended March 31, 2023 as compared to the same period last year.

Interest Income (Expenses), Net

For the nine months ended March 31, 2023, our net interest expenses were US$547,568, representing an increase of US$780,212, or 335.37%, as compared to net interest income of US$232,644 in the same period in 2022. The increase in net interest expenses was mainly attributable to the increased interest expenses on loans borrowed from third parties. The increase was also due to less interest income generated from loans to third parties and related parties during the nine months ended March 31, 2023 as some of the loans have been fully collected.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$7,824,816 for the nine months ended March 31, 2023, a decrease of US$9,073,773, or 53.70%, from net loss from continuing operations of US$16,898,589 for the nine months ended March 31, 2022. The decrease in net loss was primarily a result of the decrease in general and administrative expenses, impairment loss of distribution rights and amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. We had a total net loss from discontinued operations of US$3,135,237 for the nine months ended March 31, 2022.

Net Loss

Our net loss was US$7,824,816 for the nine months ended March 31, 2023, a decrease of US$12,209,010, or 60.94%, from a net loss of US$20,033,826 for the same period in 2022. The decrease in net loss was primarily a result of the decreased net loss from continuing operations, as well as the decreased net loss from discontinued operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$8,821,571 for the nine months ended March 31, 2023, a decrease of US$10,249,906 from a comprehensive loss of US$19,071,477 for the same period in 2022. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$9,120,188 for the nine months ended March 31, 2023, compared to a comprehensive loss attributable to us in the amount of US$19,060,297 for the nine months ended March 31, 2022. The decrease of comprehensive loss was due to the decrease in net loss as mentioned above, which was partially offset by the decrease in the recorded income of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Overview

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Variance
	2023	2022	Amount	%
Revenue	$693,032	$618,094	$74,938	12.12%
Cost of revenue	782,898	1,110,836	(327,938)	(29.52)%
Gross loss	(89,866)	(492,742)	402,876	(81.76)%
General and administrative expenses	2,349,517	2,218,398	131,119	5.91%
Selling expenses	81,825	16,044	65,781	410.00%
Research and development expenses	58,384	-	58,384	100.00%
Loss from operations	(2,579,592)	(2,727,184)	147,592	(5.41)%
Loss from equity method investments	(14,711)	(49,247)	34,536	(70.13)%
Other income (expenses), net	274,245	(7,174)	281,419	(3,922.76)%
Amortization of debt issuance costs	(223,692)	(287,897)	64,205	(22.30)%
Interest income (expenses), net	(99,324)	165,505	(264,829)	(160.01)%
Loss before income tax provision from continuing operations	(2,643,074)	(2,905,997)	262,923	(9.05)%
Benefit for income taxes	(33,089)	(29)	(33,060)	114,000.00%
Net loss from continuing operations	(2,609,985)	(2,905,968)	295,983	(10.19)%
Net loss from discontinued operations	-	-	-	-
Net loss	$(2,609,985)	$(2,905,968)	$295,983	(10.19)%
Comprehensive loss attributable to Shineco Inc.	$(2,742,759)	$(2,743,234)	$475	(0.02)%

Revenue

Currently, we, through our PRC subsidiaries and the VIEs, have four revenue streams derived from our four major business segments from continuing operations. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is channeled through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. Fourth, developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases; this segment is conducted through Biowin.

The following table sets forth the breakdown of our revenue for each of the four segments for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
Luobuma products	$3,076	0.44%	$8,521	1.38%	$(5,445)	(63.90)%
Other agricultural products	330,471	47.68%	369,030	59.70%	(38,559)	(10.45)%
Freight services	127,972	18.47%	240,543	38.92%	(112,571)	(46.80)%
Rapid diagnostic products	231,513	33.41%	-	-	231,513	100.00%
Total Amount	$693,032	100.00%	$618,094	100.00%	$74,938	12.12%

For the three months ended March 31, 2023 and 2022, revenue from sales of Luobuma products was US$3,076 and US$8,521, respectively, which represented a decrease of US$5,445, or 63.90%. The decrease of revenue from this segment was mainly due to the decrease in revenue from Tenet-Jove and Tenet Huatai. The low revenue from sales of Luobuma products is because we did not launch any new products and reduced our resources and investments in our E-commerce distribution channel, and currently, we are mainly focused on clearing off our remaining old stocks. Hence, revenue from this segment continued falling during the three months ended March 31, 2023 as compared to the same period in 2022.

For the three months ended March 31, 2023 and 2022, revenue from sales of other agricultural products was US$330,471 and US$369,030, respectively, representing a decrease of US$38,559, or 10.45%. Since our sales of yew trees were adversely affected by the COVID-19 outbreak, we modified our operating strategies in response to the pandemic. Instead of selling more unmatured yew trees, we are now cultivating more matured yew trees, which can be used to extract Taxol, a more valuable chemical substance which is used experimentally as a drug in the treatment of cancer.

For the three months ended March 31, 2023 and 2022, revenue from provision of freight services was US$127,972 and US$240,543, respectively, representing a decrease of US$112,571, or 46.80%. The decrease was mainly due to outsourcing our domestic and international logistic services to third-party logistic companies due to the change in our business strategies. Since we merely served as an agent in this type of transactions, our revenue from domestic and international logistic services was recognized in the net amount during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, revenue from sales of rapid diagnostic products was US$231,513 and US$ nil, respectively, representing an increase of US$231,513, or 100.00%. The increase was mainly due to revenue of US$231,513 generated by our newly acquired subsidiary Biowin during the three months ended March 31, 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for each of our four segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
Luobuma products	$(6,091)	(0.77)%	$3,202	0.29%	$(9,293)	(290.22)%
Other agricultural products	484,874	61.93%	899,022	80.93%	(414,148)	(46.07)%
Freight services	83,758	10.70%	207,040	18.64%	(123,282)	(59.55)%
Rapid diagnostic products	218,915	27.96%	-	-	218,915	100.00%
Business and sales related tax	1,442	0.18%	1,572	0.14%	(130)	(8.27)%
Total Amount	$782,898	100.00%	$1,110,836	100.00%	$(327,938)	(29.52)%

For the three months ended March 31, 2023 and 2022, cost of revenue from sales of our Luobuma products was US$(6,091) and US$3,202, respectively, representing a decrease of US$9,293, or 290.22%. The decrease was mainly due to the decreased allowance we accrued for our slow-moving inventories on our remaining old stocks during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, cost of revenue from sales of other agricultural products was US$484,874 and US$899,022, respectively, representing a decrease of US$414,148, or 46.07%. The decrease was mainly due to less stock written off during the three months ended March 31, 2023. Due to the continuous impact of Covid-19 in China, which resulted in the damage and death of a large number of yew trees, we continued writing off a large amount of our inventory during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, cost of revenue from provision of freight services was US$83,758 and US$207,040, respectively, representing a decrease of US$123,282, or 59.55%. The decrease was due to decreased cost of revenue from domestic and international logistic services, as we now only act as an agent in this type of this transactions as mentioned above.

For the three months ended March 31, 2023 and 2022, cost of revenue from sales of rapid diagnostic products was US$218,915 and US$ nil, respectively, representing an increase of US$218,915, or 100.00%. The increase was mainly due to cost of revenue of US$218,915 generated by our newly acquired subsidiary Biowin during the three months ended March 31, 2023.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for each of our four segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
Luobuma products	$9,167	(10.20)%	$5,318	(1.08)%	$3,849	72.38%
Other agricultural products	(154,403)	171.81%	(529,992)	107.56%	375,589	(70.87)%
Freight services	44,214	(49.20)%	31,932	(6.48)%	12,282	38.46%
Rapid diagnostic products	11,156	(12.41)%	-	-	11,156	100.00%
Total Amount	$(89,866)	100.00%	$(492,742)	100.00%	$402,876	(81.76)%

Gross profit from Luobuma product sales increased by US$3,849 or 72.38%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was mainly due to decrease in allowance we accrued for our slow-moving inventories during the three months ended March 31, 2023.

Gross loss from sales of other agricultural products decreased by US$375,589, or 70.87%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in gross loss was mainly due to a reduction in stock written off as mentioned above, as well as fewer price discounts offered to our customers during the three months ended March 31, 2023.

Gross profit from provision of freight services increased by US$12,282, or 38.46%, for the three months ended March 31, 2023 as compared to the same period in 2022. As mentioned above, we outsourced our domestic and international logistic services to third-party logistic companies due to the change in our business strategies, which improved our operating efficiency and profitability during the three months ended March 31, 2023.

Gross profit from sales of rapid diagnostic products increased by US$11,156, or 100.00%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit of US$11,156 contributed by our newly acquired subsidiary Biowin during the three months ended March 31, 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,				Variance
	2023	%	2022	%	Amount	%
General and administrative expenses	$2,349,517	94.37%	$2,218,398	99.28%	$131,119	5.91%
Selling expenses	81,825	3.29%	16,044	0.72%	65,781	410.00%
Research and development expenses	58,384	2.34%	-	-	58,384	100.00%
Total Amount	$2,489,726	100.00%	$2,234,442	100.00%	$255,284	11.42%

General and Administrative Expenses

For the three months ended March 31, 2023, our general and administrative expenses were US$2,349,517, representing an increase of US$131,119, or 5.91%, as compared to the same period in 2022. The increase was mainly due to the increased stock compensation expenses as well as the general and administrative expenses incurred by newly acquired Biowin. The increase was partially offset by the decreased bad debt expense during the three months ended March 31, 2023. Management will continue putting effort in collection of overdue receivables and utilize our advances to our vendors.

Selling Expenses

For the three months ended March 31, 2023, our selling expenses were US$81,825, representing an increase of US$65,781, or 410.00%, as compared to the same period in 2022. The increase was mainly due to selling expenses incurred by newly acquired Biowin during the three months ended March 31, 2023.

Research and development expenses

For the three months ended March 31, 2023, our research and development expenses were US$58,384, representing an increase of US$58,384, or 100.00%, as compared to the same period in 2022. The increase was mainly due to research and development expenses incurred by newly acquired Biowin during the three months ended March 31, 2023.

Loss from Equity Method Investments

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. We recorded a loss of US$14,711 and US$49,247 for the three months ended March 31, 2023 and 2022 from this investment, respectively. The decrease in net loss was primarily due to lower net loss generated by the equity investment company in the current period.

Other Income (Expenses)

For the three months ended March 31, 2023, our net other income was US$274,245, representing an increase of US$281,419, or 3,922.76%, as compared to net other expenses of US$7,174 in the same period in 2022. The increase was mainly due to other income recognized on advance received from customers that were no longer required to be repaid or settled by the Company during the three months ended March 31, 2023.

Amortization of Debt Issuance Costs

For the three months ended March 31, 2023, our amortization of debt issuance costs expenses was US$223,692, representing a decrease of US$64,205, or 22.30%, as compared to amortization of debt issuance costs expenses of US$287,897, in the same period in 2022. We entered into four convertible note agreements and two of them were fully converted, hence, resulted in a decrease in amortization of debt issuance costs expenses for the three months ended March 31, 2023 as compared to the same period last year.

Interest Income (Expenses), Net

For the three months ended March 31, 2023, our net interest expenses were US$99,324, representing an increase of US$264,829, or 160.01%, as compared to net interest income of US$165,505 in the same period in 2022. The increase in net interest expenses mainly due to less interest income generated from loans to third parties and related parties during the three months ended March 31, 2023 as some of the loans have been fully collected.

Net Loss

Our net loss was US$2,609,985 for the three months ended March 31, 2023, a decrease of US$295,983, or 10.19%, from net loss of US$2,905,968 for the three months ended March 31, 2022. The decrease in net loss was primarily a result of the decrease in gross loss as well as increase in other income, which was partially offset by the increased general and administrative expenses and interest expenses.

Comprehensive Loss

The comprehensive loss was US$2,450,429 for the three months ended March 31, 2023, a decrease of US$307,496 from a comprehensive loss of US$2,757,925 for the same period in 2022. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$2,742,759 for the three months ended March 31, 2023, compared to a comprehensive loss attributable to us in the amount of US$2,743,234 for the three months ended March 31, 2022. The decrease of comprehensive loss was due to the decrease in net loss as mentioned above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2023 and June 30, 2022, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of March 31, 2023.

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

For the above-mentioned convertible promissory notes issued, as of March 31, 2023, shares of the Company’s common stock totaling 2,649,735 were issued by the Company to the Investor equaling principal and interests amounted to US$8,192,639, and the Notes balance was US$14,873,579, with a carrying value of US$15,205,875, net of deferred financing costs of US$332,296.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As the date of this report, proceeds amounted to US$1.6 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by June 30, 2023.

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to certain individuals for gross proceeds of up to US$650,000, the balance of the proceeds is expected to be fully collected by September 30, 2023.

On March 14, 2023, the Company entered into a securities purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,137,170 shares of common stock of the Company (the “Shares”) at a price of US$1.05 per share. The Company’s board of director approved the offer and sale of the Shares at a meeting of the Board of the Company that was held on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and the Shares have not been issued as of March 31, 2023.

Management believes that our current cash, cash flows from future operations, and access to loans will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk. If we fail to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, The Nasdaq Stock Market LLC (“Nasdaq”) may take steps to delist our common stock. Any continuing failure to remain in compliance with Nasdaq’s continued listing standards, and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences, and among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

Working Capital

The following table provides the information about our working capital at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022

Current Assets	$45,851,213	$59,735,425
Current Liabilities	22,551,682	29,040,302
Working Capital	$23,299,531	$30,695,123

The working capital decreased by US$7,395,592, or 24.1%, as of March 31, 2023 from June 30, 2022, primarily as a result of decreases in other current assets, partially offset by an increase in accounts receivables and decrease in other payables and accrued expenses.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trial, we were required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of March 31, 2023, the Company has made the payments in full to the Plaintiff according to the Agreement.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. The Company sought money damages of $9,088,125 plus interest, punitive damages, and reimbursement of all costs, expenses, and attorneys’ fees. In December, defendants filed an answer and counterclaims against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and monetary damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022, which the Company declined to do. On June 13, 2022, the restrictions imposed on the shares were lifted.

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

A date for trial will be set at a status conference on September 27, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of March 31, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

As of March 31, 2023 and June 30, 2022, we had no other material capital commitments or contingent liabilities.

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

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(2,853,387)	$(6,755,462)
Net cash provided by (used in) investing activities	1,013,586	(32,520,356)
Net cash provided by financing activities	2,421,005	25,229,718
Effect of exchange rate changes on cash and cash equivalents	(351,260)	499,127
Net increase (decrease) in cash and cash equivalents	229,944	(13,546,973)
Cash and cash equivalents, beginning of the period	15,165,231	29,024,394
Cash and cash equivalents, end of the period	$15,395,175	$15,477,421

Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2023 was approximately US$2.9 million, consisting of net loss of US$7.8 million, provision for doubtful accounts of US$1.2 million, common stock issued for management and employees of US$1.0 million, amortization of debt issuance costs of US$0.6 million, accrued interest expense for convertible notes of US$0.7 million, and net changes in our operating assets and liabilities, which mainly included a decrease in advances to suppliers of US$1.9 million.

Net cash used in operating activities during the nine months ended March 31, 2022 was approximately US$6.8 million, consisting of net loss from continuing operations of US$16.9 million, bad debt expenses of US$6.4 million, stock written off due to natural disaster of US$1.3 million, impairment loss on distribution rights of US$1.1 million, and net changes in our operating assets and liabilities, which mainly included an increase in other current assets of US$4.4 million, partially offset by the decrease in advances to suppliers and increase in other payable.

Investing Activities

For the nine months ended March 31, 2023, net cash provided by investing activities was US$1.0 million, primarily due to repayments of loans to third parties of US$11.2 million, partially offset by payment for business acquisition of US$9.0 million.

For the nine months ended March 31, 2022, net cash used in investing activities was US$32.5 million, primarily due to the disposal of Ankang of US$12.7 million, payment made for loans to third parties of US$12.2 million and payment made for loans to related parties of US$6.7 million.

Financing Activities

For the nine months ended March 31, 2023, net cash provided by financing activities amounted to approximately US$2.4 million, due to proceeds from issuance of common stock of US$1.6 million, proceeds received from investors for subscription of common stock of US$1.2 million, and proceeds from short-term bank loans of US$0.4 million, partially offset by the repayment of short-term bank loans of US$0.7 million.

For the nine months ended March 31, 2022, net cash provided by financing activities amounted to approximately US$25.2 million, primarily due to proceeds from issuance of convertible note of US$17.0 million and proceeds from issuance of common stock of US$7.5 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2023. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trial, we were required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of March 31, 2023, the Company has made the payments in full to the Plaintiff according to the Agreement.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for restricted shares of the Company stock pursuant to stock purchase agreements they executed with the Company. The Company sought money damages of $9,088,125.00 plus interest, punitive damages, and reimbursement of all costs, expenses, and attorneys’ fees. In December, defendants filed an answer and counterclaims against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They claimed that the Company made false and materially misleading statements, specifically regarding the sale of the shares and the removal of their restrictive legends. Defendants seek a declaratory judgment, indemnification, and monetary damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond in the amount of US$1.5 million by May 20, 2022, which the Company declined to do. On June 13, 2022, the restrictions imposed on the shares were lifted.

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

A date for trial will be set at a status conference on September 27, 2023. The outcome of this legal proceeding is uncertain at this point. The Company intends to recover on its claims, and vigorously defend itself in this litigation. As of March 31, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

ITEM 1A. RISK FACTORS.

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our common stock.

On March 20, 2023, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, because the bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days, or until September 18, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period prior to September 18, 2023.

If the Company does not regain compliance by September 18, 2023, the Company may be eligible for an additional 180-calendar day compliance period.

We intend to continue to monitor the bid price levels for our Common Stock and will consider appropriate alternatives to achieve compliance with the Minimum Bid Price Requirement within the compliance period, including, among other things, a potential reverse stock split. However, we cannot assure you that the price of our Common Stock will subsequently remain in compliance with the required listing standard or that we will remain in compliance with any of the other applicable continued listing standards of Nasdaq. Any continuing failure to remain in compliance with Nasdaq’s continued listing standards, and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences, and among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Furthermore, a delisting would likely have a negative effect on the price of our Common Stock and would impair the ability of stockholders to sell or purchase our Common Stock when they wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, lead to stability in the market price of our Common Stock, improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements. As a result of these factors, a delisting of our Common Stock from Nasdaq would have an adverse impact on the trading, liquidity, and market price of our Common Stock.

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

SHINECO, INC.

Dated: May 12, 2023	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

