Form 10-K
period 2023-06-30
SHINECO, INC.
filed 2023-09-28
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the fiscal year ended June 30, 2023

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-37776

SHINECO, INC.
(Exact name of issuer as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

T1, Jiazhaoye Square,
Chaoyang District,

RM 3D-1603 New World Center Apartment,
Chong Wen Men Wai Blvd,
Beijing, People’s Republic of China	100022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (+86) 10-68130220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	SISI	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $46,782,541 as of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on such date of $2.38 per share, as reported on the Nasdaq Capital Market.

As of September 28, 2023, the registrant had 43,840,642 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED JUNE 30, 2023

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

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct our operations through our subsidiaries and in the two years ended June 30, 2022 and 2023, through the variable interest entities (the “VIEs”) and subsidiaries. Our shares of common stock currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

Current Business

On September 19, 2023, the Company and Shineco Life Science Group Hong Kong Co., Limited (“Shineco Life”), a company established under the laws of Hong Kong and a wholly owned subsidiary of the Company (together as the “Buying Parties”) closed the acquisition of 71.42% equity interest (the “Acquisition”) in Dream Partner Limited, a BVI corporation (“Dream Partner”), pursuant to the stock purchase agreement (the “Agreement”) dated May 29, 2023, entered into by and among the Buying Parties, Dream Partner, Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers,” together with Dream Partner and Wintus as the “Selling Parties”).

As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000 (the “Cash Consideration”); (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock (the “Shares”); and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (the “Tenet-Jove Shares”).

Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”) and thereby terminated its VIE Structure.

Dream Partner is a holding company incorporated in British Virgin Islands. As a holding company with no material operations of its own, it conducts a substantial majority of its operations through the operating entities established in the People’s Republic of China, or the PRC.

Dream Partner, via its subsidiaries, integrates the production, processing, export and domestic trade of cocoon silk products in the silk manufacturing industrial chain, established for more than 20 years, committed to the research and development, production and sales of functional silk fabrics. Dream Partner owns several large-scale sericulture bases in mainland China, where it can use them to cultivate silkworm cocoons, which is the raw material for silk production. Dream Partner also has production plant equipped with advanced machinery, such as Italian rapier looms to produce silk fabric. Dream Partner’s products are sold domestically and globally, mainly in India. Dream Partner cooperates with a number of scientific research institutions conducting silk fabric innovative research and development and market applications, and launching a variety of new functional silk fabrics, which possess various qualities, such as waterproof, oilproof, antibacterial, antiviral and other characters, in response to market demand. Dream Partner advocates a healthy, comfortable and tasteful lifestyle, creates economic and social benefits with high value-added products, and enhances the core competitiveness of enterprises. Dream Partner generates revenue from the following three streams:

Processing and distributing agricultural produce as well as growing and cultivating mulberry trees and silkworm cocoons - Dream Partner currently breeds silkworms and produces related agricultural products, and continues to develop the sericulture base. Dream Partner works closely with domestic scientific research institutions to promote mulberry seeds, silkworm seeds and advanced production modes according to local conditions, reduce the risk of sericulture planting, reduce labor intensity and increase farmers’ income. The adequate output and high quality of silkworm cocoons in our own sericulture base not only can ensure our own fabric production and manufacturing, but also can satisfy the outside customers. Dream Partner also carries out fruit distribution business through collaboration with many domestic fruit traders, and continuously expands the domestic market with high quality imported fruits. Dream Partner imports high quality fruits mainly from Southeast Asian countries, such as Thailand and Malaysia.

Processing and distributing silk and silk fabrics as well as other by-products – Processing and distributing silk and silk fabrics is our major business. We conduct this segment of our business relying on our own bases and factory. Through the integrated operation system of trade, industry and agriculture, it can achieve real and controllable raw materials, control the production costs and production cycles. In the last 20 years of development, Dream Partner has continued to innovate and upgrade, introduced advanced intelligent manufacturing equipment, improved production efficiency and product quality, developed innovative varieties, and had strong market competitiveness and won the recognition of new and old customers. Our silk textiles are sold domestically and globally, mainly in India.

Distributing automotive batteries for production of electric automotive - In 2020, Dream Partner began to export automotive batteries to U.S. automakers for manufacturing electric automotives. Due to the new policy requirements of “manufacturing returning to the United States” introduced in the second half of 2022, American automobile manufacturers have adjusted their procurement strategies accordingly and selected more products produced and assembled in the United States. After this, our revenue from sales of automotive batteries declined significantly.

Factors Affecting Financial Performance

Dream Partner believes that the following factors will affect its financial performance:

Increasing demand for our products – Dream Partner believes that the increasing demand for its agricultural products will have a positive impact on its financial position. Dream Partner plans to develop new products and expand its distribution network as well as to grow its business through product innovation, aiming at increasing its brand awareness, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for its growth.

Maintaining effective control of our costs and expenses - Successful cost control depends upon our ability to obtain and maintain adequate material supplies as required by our operations at competitive prices. Dream Partner will focus on improving its long-term cost control strategies, including establishing long-term alliances with certain suppliers to ensure adequate supply. Dream Partner currently enjoys the economies of scale and advantages from the nationwide distribution network and diversified offerings.

Economic and Political Risks

Dream Partner’s operations are conducted primarily in the PRC and subject to special considerations and significant risks associated with suppliers and customers in Southeast Asia and North America. These risks include the political, economic and legal environment and foreign currency exchange risks. Our financial results may be adversely affected by changes in the political and social conditions in the PRC, and PRC governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions, remittances abroad, and rates and methods of taxation, among other things.

Discontinued Business

Prior to the Acquisition we conducted a majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, through the variable interest entities (the “VIEs”), which were then terminated in September 2023, following the Acquisition. We did not have any equity ownership of the VIEs, instead we received the economic benefits of the VIEs’ business operations through certain contractual arrangements. We used our subsidiaries and the VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide plant-based health and well-being focused products. The health and well-being focused plant-based products previously sold by the Company are divided into the following three major segments:

Processing and distributing traditional Chinese herbal medicine products as well as other pharmaceutical products - This segment was conducted through Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), a Chinese company formerly under contractual arrangement with the Company which operated 66 cooperative retail pharmacies throughout Ankang Longevity Group, a city in southern Shaanxi province, China, through which we sold directly to individual customers traditional Chinese medicinal products produced by us as well as by third parties. Ankang Longevity Group also owned a factory specializing in decoction, which was the process by which solid materials are heated or boiled in order to extract liquids, and distributed decoction products to wholesalers and pharmaceutical companies around China.

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”)’s Shareholders in exchange for Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composed of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group.

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We cultivated and soled yew mainly to group and corporate customers, but did not process yew into Chinese or Western medicines. This segment was conducted through the following VIEs: Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). Meanwhile, we planted fast-growing bamboo willows and scenic greening trees through Guangyuan. The operations of this segment were located in the North regions of Mainland China, mostly carried out in Shanxi Province.

Providing domestic air and overland freight forwarding services - We provided domestic air and overland freight forwarding services by outsourcing these services to a third party. This segment was conducted through the Zhisheng VIE, Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”).

Developing and distributing specialized fabrics, textiles, and other byproducts derived from an indigenous Chinese plant Apocynum Venetum, grown in the Xinjiang region of China, and known in Chinese as “Luobuma” or “bluish dogbane” - The Luobuma products are specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. These products are predicated on centuries-old traditions of Eastern herbal remedies derived from the Luobuma raw material. This segment is channeled through our directly-owned subsidiary, Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”), and its 90% subsidiary Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

Contractual Arrangements with Each VIE

Shineco conducted its business through a combination of contractual arrangements with PRC operating companies and equity ownership of PRC subsidiaries. The contractual arrangements with respect to the VIEs were not equivalent to an equity ownership in the business of the VIEs but were used to replicate foreign investments in China-based companies where Chinese law prohibit or limit direct foreign investment in Chinese companies belonging to certain categories. Where Shineco operated its business through such contractual relationships, it was subject to risks related to such operation. As of June 30, 2023, any references to control or benefits that accrued to Shineco because of the VIEs are limited to, and subject to conditions we have satisfied for consolidation of the VIEs under U.S. GAAP. As of June 30, 2023, the VIEs are consolidated for accounting purposes but none of them is an entity in which Shineco owned equity. Shineco did not conduct any active operations and was the primary beneficiary of the VIEs for accounting purposes. Our shareholders did not own any equity in any of Shineco’s subsidiaries or the VIEs.

The principal regulation governing foreign ownership of businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of April 10, 2015 (the “Catalogue”). The Catalogue classifies various industries into three categories: encouraged, restricted and prohibited. Shineco was engaged in businesses and industries where direct foreign investment is expressly prohibited: the preparation of traditional Chinese medicines in small pieces ready for decoction.

Due, in part, to the regulations on foreign ownership of PRC businesses, neither Shineco neither our subsidiaries owned any equity interest in the Zhisheng Group, with which Beijing Tenet-Jove Technological Development Co., Ltd., a Chinese company and wholly-owned subsidiary of Shineco (“WFOE”) had entered into one set of VIE agreements respectively with each following Chinese operating companies: Zhisheng Biotech, Yantai Zhisheng and Zhihesheng. In addition, as a result of the Restructuring Agreement dated June 8, 2021, WFOE entered into the series of VIE agreements with Guangyuan Forest and its shareholders on the same date. Instead of direct ownership, Shineco received the economic benefits of each VIEs’ business operations through a series of contractual arrangements. WFOE, each of the four VIEs and their shareholders had entered into a series of contractual arrangements, also known as VIE Agreements.

Each set of the VIE Agreements is described below and consisted of, for each of the Zhisheng Group and Guangyuan, (a) exclusive business cooperation agreements, (b) equity interest pledge agreements, (c) exclusive option agreements, and (d) powers of attorney. As an overview, these agreements taken together were designed to allow Shineco to manage the operations of each of the VIEs and to receive all of the net income of such VIEs in return therefor. To secure WFOE’s interest in the VIEs, the equity interest pledges and option agreements and the powers of attorney were designed to allow WFOE to step in and convert its contractual interest into an equity interest in the event we determined that doing so is warranted.

The following is a summary of the common contractual arrangements that enabled us to receive substantially all of the economic benefits from the four VIEs’ operations for accounting purposes under U.S. GAAP in the years ended June 30, 2022 and 2023.

Exclusive Business Cooperation Agreements

WFOE entered into an Exclusive Business Cooperation Agreement with Zhisheng Biotech, Yantai Zhisheng, Zhihesheng, and Guangyuan Forest on February 24, 2014, June 16, 2011, May 24, 2012, and June 8, 2021, respectively. WFOE managed each VIE pursuant to the terms of each of the four Exclusive Business Cooperation Agreements.

Pursuant to substantially identical Exclusive Business Cooperation Agreements between each VIE and WFOE, WFOE provided each VIE with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, each VIE had granted an irrevocable and exclusive option to WFOE to purchase from such VIE, any or all of its assets, to the extent permitted under applicable PRC law. WFOE also could exercise, at its sole discretion, the option to purchase from each VIE any or all of such VIE’s assets at the lowest purchase price permitted by PRC law. If WFOE exercised such option, the parties had to enter into a separate asset transfer or similar agreement. WFOE owned all intellectual property rights that are developed during the course of each Exclusive Business Cooperation Agreement. For services rendered to each VIE by WFOE under the agreement to which such VIE is a party, WFOE was entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, which were approximately equal to the net income of such VIE.

Each Exclusive Business Cooperation Agreement remained in effect for ten years until it was extended or terminated by WFOE, which could have be done unilaterally, except in the case of gross negligence or fraud, in which case the VIE could terminate the agreements. Pursuant to each such agreement, WFOE had absolute authority relating to the management of each VIE, including but not limited to decisions with regard to expenses, salary raises and bonuses, hiring, firing and other operational functions. Although the Exclusive Business Cooperation Agreements did not prohibit related party transactions, the audit committee of Shineco was required to review and approve in advance any related party transactions, including transactions involving WFOE or any VIE. To continue the contractual relationship with Zhihesheng, WFOE entered into an amendment dated April 24, 2022 to the Exclusive Business Cooperation Agreement with Zhihesheng to extend the term of such Agreement for additional twenty (20) years from May 23, 2022. Similarly, to continue the contractual relationship with Yantai Zhisheng, WFOE entered into an amendment dated June 1, 2021 to the Exclusive Business Cooperation Agreement with Yantai Zhisheng to extend the term of such Agreement for additional twenty (20) years from June 15, 2021.

Equity Interest Pledge Agreements

Under the Equity Interest Pledge Agreements among the WFOE, each VIE and each group of shareholders of the VIE, the shareholders pledged all of their equity interests in each such VIE to WFOE to guarantee the performance of such VIE’s obligations under the respective Exclusive Business Cooperation Agreement. Under the terms of each agreement, in the event that the VIE or its shareholders breached their respective contractual obligations under the Exclusive Business Cooperation Agreement to which they are a party, WFOE, as pledgee, was entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Each VIE’s shareholders also agreed that upon occurrence of any event of default, as set forth in the applicable Equity Interest Pledge Agreement, WFOE was entitled to dispose of the pledged equity interest in accordance with applicable PRC laws. Each VIE’s shareholders further agreed not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest in the applicable VIE.

Each Equity Interest Pledge Agreement was effective until all payments due under the related Exclusive Business Cooperation Agreement were paid by the VIE party thereto. WFOE could cancel or terminate an Equity Interest Pledge Agreement upon a VIE’s full payment of fees payable under its applicable Exclusive Business Cooperation Agreement.

Exclusive Option Agreements

Under the Exclusive Option Agreements, shareholders of each VIE irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of their equity interests in each VIE. The option price was equal to the capital paid in by the applicable VIE shareholders subject to any appraisal or restrictions required by applicable PRC laws and regulations. The option purchase price could be increased in case the applicable VIE shareholders make additional capital contributions to such VIE.

Each agreement remained effective for a term of ten years and could be unilaterally renewed at WFOE’s election. WFOE, Zhihesheng and all of the shareholders of Zhihesheng entered into an amendment dated April 25, 2022 to the Exclusive Option Agreement to extend the term of such Agreement for additional twenty (20) years from May 23, 2022. Yantai Zhisheng, WFOE and all of the shareholders of Yantai Zhisheng entered into an amendment dated June 1, 2021 to the Exclusive Option Agreement with Yantai Zhisheng to extend the term of such Agreement for additional twenty (20) years from June 15, 2021.

Powers of Attorney

Under the Powers of Attorney, the shareholders of each VIE authorized WFOE to act on their behalf as their exclusive agent and attorney with respect to all rights as shareholders of the respective VIEs, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of the respective VIEs.

Summary of challenges and risks involved in the VIE Arrangements and enforcing the VIE Agreements

Prior to the Acquisition and the termination of the VIE structure, Shineco was also subject to the legal and operational risks associated with being based in and having the majority of its operations in China and operating through VIEs. These risks could result in material changes in operations, or a complete hindrance of Shineco’s ability to offer or continue to offer its securities to investors, and could cause the value of Shineco’s securities to significantly decline or become worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On July 10, 2021, the PRC State Internet Information Office issued the Measures of Cybersecurity Review, which requires cyberspace companies with personal information of more than one (1) million users that want to list their securities on a non-Chinese stock exchange to file a cybersecurity review with the Office of Cybersecurity Review of China. On December 28, 2021, a total of thirteen governmental departments of the PRC, including the Cyberspace Administration of China (the “CAC”), issued the Measures of Cybersecurity Review, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that an online platform operator, which possesses personal information of at least one million users, must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. Because our previous operations doid not possess personal information from more than one million users at this moment, Shineco did not believe that it is subject to the cybersecurity review by the CAC.

As of June 30, 2023, neither the Measures of Cybersecurity Review nor the anti-monopoly regulatory actions had impacted Shineco’s ability to conduct its business, accept foreign investments, or continue its listing on Nasdaq or on another non-Chinese stock exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact the Company’s overall business and financial outlook. In summary, as of June 30, 2023, the recent statements and regulatory actions by China’s government related to the use of variable interest entities and data security or antimonopoly concerns had not affected the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign exchange. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on Shineco’s daily business operation, the ability to accept foreign investments and list on a U.S. or non-Chinese exchange. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that would require Shineco or any of its subsidiaries to obtain regulatory approval from Chinese authorities before listing in the U.S.

Prior to the Acquisition and the termination of the VIE structure, because Shineco did not hold equity interests in the VIEs, we were subject to risks due to the uncertainty of the interpretation and application of the PRC laws and regulations, including but not limited to regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the contractual arrangement with the VIEs. We were also subject to the risks of the uncertainty that the PRC government could disallow the VIE structure, which could have likely resulted in a material change in our operations, or a complete hindrance of our ability to offer or continue to offer our securities to investors, and the value of our shares of common stock may had depreciated significantly. The arrangements of VIE Agreements are less effective than direct ownership due to the inherent risks of the VIE structure and that Shineco could have had difficulty in enforcing any rights it had under the VIE agreements with the VIEs, its founders and shareholders in the PRC because all of the VIE agreements are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, where the legal environment is uncertain and not as developed as in the United States, and where the Chinese government has significant oversight and discretion over the conduct of Shineco’s business and may intervene or influence Shineco’s operations at any time with little advance notice, which could result in a material change in our operations and/or the value of your common stock. In addition, the contractual agreements with the VIEs have not been tested in court in China and this structure involves unique risks to investors. Furthermore, these VIE agreements may not be enforceable in China if the PRC authorities or courts take a view that such VIE agreements contravene with the PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we were unable to enforce these VIE Agreements, Shineco would have not been able to derive economic benefits from the VIEs and Shineco’s ability to conduct its business could have been materially and adversely affected. As of June 30, 2023, any references to economic benefits that accrued to Shineco because of the VIEs are limited to, and subject to conditions we had satisfied for consolidation of the VIEs under U.S. GAAP. The VIEs are consolidated for accounting purposes but none of them is an entity in which Shinceco owned equity. Shineco did not conduct any active operations and ws the primary beneficiary of the VIEs for accounting purposes. See “Risk Factors — Risks Relating to Our Corporate Structure”, “Risk Factors — Risks Associated With Doing Business in China” and “Risk Factors — Risks Relating to Investment in Our Common Stock” for more information.

Asset Transfer and Dividend Distribution Among Shineco, its Subsidiaries and the VIEs

As of the date of this report, Shineco, any of its subsidiaries or any of the VIEs have not distributed any earnings or settled any amounts owed under the VIE Agreements. We intend to keep any future earnings to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.

As of June 30, 2023, Shineco’s operating subsidiaries and the VIEs received substantially all of the Company’s revenue in RMB. Under our previous corporate structure of mixed ownership and VIE arrangement, the WFOE had paid some of Shineco’s expenses and Shineco had from time to time transferred cash to WFOE to fund WFOE and other subsidiaries’ or VIEs’ operations. For the year ended June 30, 2023, Shineco transferred cash in the total amount of $200,000 to WFOE and WFOE paid expense approximately $23,746 on behalf of Shineco. For the year ended June 30, 2022, Shineco transferred cash in the aggregate amount of $15,349,077 to the WFOE and WFOE paid $978,979 to Shineco’s creditors on behalf of Shineco. The assets transfer was for business operation purposes. There was no distribution of earnings by the PRC operating subsidiaries to Shineco during the years ended June 30, 2023 and 2022, respectively.

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

Product Description

Yew Trees, fast-growing bamboo willows and scenic greening trees

Prior to the Acquisition and the termination of the VIE structure, through Zhisheng Group VIEs, we sold ornamental yew trees and yew cuttings to third parties. We also rented ornamental yew trees to companies who desired the environmental benefits of natural plants in their workplaces. Before engaging in the business of selling yew trees and yew cuttings, we were primarily engaged in the production, distribution and sale of agricultural products, including the planting and processing of organic fruits and vegetables, such as tomatoes, eggplants, string beans, peppers as well as certain popular fruits in China like blueberries and wine grapes, but those operations were temporarily scaled back due to stiff competition and a change of our internal policy in favor of the expansion of the yew tree business.

As our inventories of young yew trees matured, our long-term goals were particularly focused on the extraction of paclitaxel or taxol, which is derived from certain species of yew trees including those we grew. Taxol, a broad-spectrum mitotic inhibitor used in cancer chemotherapy, can be extracted from mature yew trees. As a mitotic inhibitor, taxol adheres to rapidly dividing cancerous cells during mitosis (cell division) and interferes with the division process. It may suppress tumor growth through regulating microtubule stabilization, inducing apoptosis and adjusting immunologic mechanism. Taxol is also used for the prevention of restenosis, which is the narrowing of blood vessels. In the treatment of certain soft tissue cancers, such as breast cancer, taxol is given for early stage and metastatic breast cancer after combination anthracycline and cytoxan therapy and is also given as treatment to shrink a tumor before surgery. It can also be used together with a drug called Cisplatin to treat advanced ovarian cancer and non-small cell lung cancer, or “NSCLC.” The U.S. Food and Drug Administration approved taxol as the primary and secondary treatment for NSCLC. There are other generally accepted protocols for the use of taxol as a cancer drug alone or in combination with other drugs depending upon the diagnosis, staging and type of cancer, as well as a patient’s medical history, tolerances and allergies, among other relevant factors. Taxol is usually sold to large pharmaceutical companies to be used in their products, which can be used to treat patients with lung, ovarian, breast, head and neck cancer, and advanced forms of Kaposi’s sarcoma.

Following the acquisition of Guangyuan, we entered the market of planting fast-growing bamboo willows and scenic greening trees. The operations of this segment were located in the North regions of Mainland China, mostly carried out in Shanxi Province.

Tenet-Jove Textiles

Various scientists and other Chinese researchers have brought modern scientific methods to the study of Luobuma, and have determined that Luobuma fibers have an increased tendency to radiate light at the “far infrared” end of the light spectrum, with wavelengths measuring between 8-15 microns (referred to as “FIR”). Based on Chinese scientific studies some believe that Luobuma’s FIR-radiating qualities exert a positive effect on various functions of the human body, including cellular metabolism. For this reason, we had marketed and sold these products utilizing such technology. These products are popular with Chinese customers seeking the perceived benefits of traditional Chinese medicine.

For example, according to a report by the College of Science of Tianjin University, tests conducted by the PRC’s National Institute of Metrology have reported that the radiance rate of far infrared light from Luobuma fiber is 84%, 2 to 4 times higher than that from cotton and other natural fibers. The same tests found that the FIR radiance rate from our proprietary bio-ceramic powder reaches 91%. Healthful benefits have been observed at radiance rate levels above 70%. Based on these observations about FIR radiance, we had developed textiles that our customers can wear and from which we believe they can receive those health benefits commonly associated with Chinese herbal remedies.

Tenet-Jove first commercially developed the natural FIR-radiant properties of the Luobuma plant in 1997. We referred to this natural Luobuma fiber as a “Second Generation” FIR textile. The “First Generation” of FIR-radiant textiles initially became popular in China around 1989, when manufacturers learned to add 3% of a FIR-radiant inorganic material to synthetic fibers comparable to nylon or polyester. This “First Generation” FIR material employs a relatively low level of technology and has relatively few perceived or measurable health benefits. The “Second Generation” FIR textiles we had developed are softer, smoother and more breathable natural fibers that are not as prone to static electricity as the low technology “First Generation” FIR-radiant textiles.

The Luobuma fabrics had been a success in the Chinese domestic market and had also received numerous awards. The technology applied to the Luobuma-based FIR Therapeutic Clothing and Textile Products had received a “Special Golden Award” from the China National Intellectual Property Bureau at China’s National Patent and Brand Expo. The products under the brand name of “Tenethealth” had also been honored with the title of “Consumer’s Favorite Products” by the Chinese Consumer Association.

The fibers of natural Luobuma FIR materials can contain up to 32 medicinal compounds, many of which are familiar to practitioners of traditional Chinese medicine. In addition, the processes for manufacturing Luobuma textiles produced a fabric that is smooth, air-permeable, and soft. By combining a product that is familiar to PRC consumers seeking the benefits of traditional Chinese medicine with quality and comfort, we believes we were innovative and had chosen a product that had great commercial potential in the Chinese textile market.

Tenet-Jove Product Development

We had developed what we term a “Third Generation” of FIR textiles under a contract with the Institute of Process Engineering at the Chinese Academy of Sciences, one of the leading scientific institutions in China. Our research and development had focused on adding nanotechnology enhancements to the Luobuma textile products, in which we used small-scale nanotechnology to be embed or impregnate our Luobuma-fiber textiles with other FIR-radiant materials, bio-ceramic materials, or other Chinese herbal remedies. Using these nanotechnology methods, we had developed and marketed health-promoting textile goods that are impregnated with FIR-radiant materials or other Chinese herbal remedies, which are then absorbed through the wearer’s skin. We believed that these “Third Generation” FIR textiles will better combine the health benefits of Luobuma with an even softer, more natural cotton-like fabric that will be popular with Chinese consumers.

Prior to the Acquisition and the termination of the VIE structure, the Company produced approximately 100 “Third Generation” FIR textile products. These textile products included:

●	Far Infrared bedding sets (including various pillows, comforters, and sheets);

●	Far Infrared underwear, T-shirts, and socks;

●	Far Infrared knee and shin pads, waist supports and other protective clothing; and

●	Far Infrared body wraps or protectors (for the ankle, elbow, wrist, and knee).

All our textile products were made of Luobuma-based fibers and were impregnated with bio-ceramic powder, which contains various minerals such as halloysite. Both the fiber and the bio-ceramic powder were developed with the Company’s patented, proprietary techniques.

Manufacturing and Production Facilities

Prior to the Acquisition and the termination of the VIE structure, we had formed strategic alliances with several certified knitting and clothing manufacturers throughout China in order to produce the Luobuma products. We assigned them limited manufacturing jobs and require certain conditions, including protecting our proprietary techniques and meeting our rigid quality standards.

Strategy for Research and Development

●	To keep the products proprietary and patented;

●	To commit to further development of the Luobuma byproducts, houpu magnolia products, and selenium-enriched herbs and plants; and

●	To build strategic alliances with universities and scientific institutions, which allowed us exposure to advanced technologies, excellent researchers and scientists and we believed that it will lower the costs and timing of the development of new products.

Tenet-Jove specialized in developing Luobuma products and combining FIR technology with natural herbal medicines. We estimated that there are large supplies of Luobuma in China, especially Xinjiang Province. In China, Luobuma can grow as high as 3.6 meters. In the first year after planting, Luobuma can be harvested once during that year; thereafter, it can be harvested twice per year before or at the beginning of the flowering period in June and a second time around September.

Intellectual Property

Trademarks

Tenet-Jove had obtained 18 trademark registrations at the China Trademark Office. As of June 30, 2023, we are not aware of any valid claim or challenges to our right to use the registered trademark  or any counterfeit or other infringement to the registered trademark.

Distribution Network

Prior to the Acquisition and the termination of the VIE structure, we sold the products through various distribution networks.

The Luobuma product distribution networks consisted of four distributors who distribute the products to approximately 21 outlets, including flagship stores, retail stores and sales counters. These distributors sold the products throughout mainland China, under the proprietary brand name and “Tenethealth®” trademark. We also sold the Luobuma textile products online through third party e-commerce websites, such as Taobao, Tmall and JD. The yew trees and agricultural products were primarily sold through our sales personnel and group and institutional sales.

Our sales and distribution strategy for the products focused on expanding our distribution network of retail stores and sales counters into all major provinces and cities of China. We also planned to use our then distribution network to introduce the newly developed products into target markets more efficiently and effectively.

Sales and Marketing

Prior to the Acquisition and the termination of the VIE structure, we marketed Luobuma to consumers primarily by highlighting its unique characteristics— the material is soft like cotton, breathable like hemp and is smooth to the touch like silk, and its FIR-radiating qualities are believed by some to exert a positive effect on various functions of the human body. Very few other companies in China were involved with Luobuma fiber production, so we were chiefly able to market the products against products of natural and man-made fibers that do not have the perceived advantages of Luobuma. The small number of companies that were involved in Luobuma fiber production were still using the traditional, outdated methods of producing Luobuma. We were the only company using advanced technologies. Tenet-Jove’s overall marketing strategy included:

●	Brand marketing strategy, primarily through media publicity, product- and market-oriented strategy;

●	Distinguishing Luobuma as a high-end, technologically advanced native Chinese product; and

●	Online advertising, which included online advertisements appearing on the sites where we sold our products, as well as social media advertising, including Wechat, and direct e-mail solicitations.

The Zhisheng Group emphasized the following marketing strategies:

●	Focusing on the advanced growing conditions provided by the modern greenhouse operations and the potential pharmaceutical byproducts of yew, especially paclitaxel or taxol; and

●	Brand marketing to focus on the yew’s brand positioning.

Prior to the discontinuation and the Acquisition, the Company’s sales were generated through the following five major channels:

1.	Retail stores and sales counters. We mainly sold the Luobuma related products through sales counters and medicine through the pharmacy chain stores.

2.	Sales to group or institutional customers. We mainly sold the organic agricultural products and yew trees to group or corporate customers.

3.	Seminars and conferences. Because a majority of new consumers need to learn about our new products before buying them, it was very important and effective for us to organize or sponsor seminars and events to present healthcare knowledge while introducing and selling the products to new users.

4.	E-commerce. We mainly sold the Luobuma related products through Tmall and Taobao to underdeveloped regions in China, Taiwan and Macau. We were one of only three certified online sellers of Luobuma textile products on China’s largest online sales platform, Tmall run by Alibaba. Selling through the Internet had become increasingly important to our sales in undeveloped regions and developed cities.

The Market

Prior to the Acquisition and the termination of the VIE structure, we primarily marketed our health and wellbeing-focused products in China. We did not sell any of our products in the United States or Canada. On the demand side, we believed that the following four forces drove market growth in all three of the business segments:

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

Competition

We competed with other top-tier healthcare companies in China. Many of them were more established than we were and had significantly greater financial, technical, marketing and other resources than we possessed. Some of our competitors had greater name recognition and a larger customer base. Those competitors could have responded more quickly to new or changing opportunities and customer requirements and could have undertaken more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Some of our competitors had also developed similar products that compete with ours.

Our most prominent competitors in China’s textile products market were primarily large-scale textile companies, such as Luolai Home Textile Co., Fuanna Bedding and Furnishing Co., Ltd., Violet Home Textile Co., and Shuixing Home Textile Co., Ltd, as well as Bauerfeind Sports and Albert Medical, makers of protective clothing products similar to our protective clothing products. Our most prominent competitors in China’s agricultural market were Beijing Jinfu Yinong Agricultural Technology Group Co., Ltd. for vegetables and other produce and Shenyang Xincheng Garden Engineering Co., Ltd. for yew trees.

Zhisheng Group

There were dozens of companies planting and cultivating yew trees in China, some of which were large-scale companies. Shenyang Xincheng Garden Engineering Co., Ltd. was a large agricultural competitor whose main product is yew. Their nurseries had the most mature yew trees in northeast China, and the average age of their yew trees is more than eleven years old. Another competitor, Chongqing Jiangjin District Mansheng Agricultural Development Co., Ltd., had the biggest nursery for young plants in Southwest China. And Jingyin City Hengtu Town Green Industry Yew Base specializes in cultivating, planting, gardening, and technological development of yew trees. They were the first company to introduce taxus media yew trees in China.

Tenet-Jove

There were few viable competitors producing advanced technology textile products with health benefits like our Luobuma textile products. Principally, our competitors were those that market and sold traditional textile products, such as Luolai Home Textile Co., Fuanna Bedding and Furnishing Co., Ltd., Violet Home Textile Co., and Shuixing Home Textile Co., Ltd, as well as those companies that marketed and sold protective clothing, like Bauerfeind Sports and Albert Medical. Luobuma is native to China, thus our ability to source raw materials locally greatly enhanced our competitive position in the Chinese market for high quality textile products with perceived health benefits.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

Shineco, Inc.
尚高生命科学集团香港有限公司
Shineco Life Science Group Co., Ltd. Hong Kong
100% owned sub
100% owned sub
71.42% owned sub
北京尚高崇时信息资讯有限公司
Beijing Shineco Chongshi Information Consulting Co., Ltd.
尚高生命科学研究有限公司
Shineco Life Science Research Co., Ltd.
梦幻合伙人有限公司
Dream Partner Limited
51% owned sub
51% owned sub
51% owned sub
100% owned sub
福州美达健康管理有限公司
Fuzhou Meida Health Management Co., Ltd.
尚康生命科技（江苏）有限公司
Shinkang Technology (Jiangsu) Co., Ltd.
常州博闻迪医药股份有限公司
Changzhou Biowin Pharmaceutical Co., Ltd.
重庆锐帆商贸有限公司
Chongqing Ruifan Trading Co., Ltd.
100% owned sub
重庆宏美达欣兴实业（集团）有限公司
Chongqing Wintus (New Star) Enterprises Group.
100% owned sub
54% owned sub
100% owned sub
51% owned sub
51% owned sub
重庆市梁平区宏美达纺织有限公司
CHONG QING Liangping Wintus Textiles Ltd.
重庆鸿盛茧丝绸有限公司
Chongqing Hongsheng Cocoon Silk Co., Ltd.
重庆嘉萱进出口贸易有限公司
Chongqing Jiaxuan Import & Export Ltd.
重庆尚奕辉生物科技有限公司
Chongqing Shangyihui Biotechnology Co., Ltd.
武隆宏美达丝绸有限公司
Wulong County Hongmeida Silk Co., Ltd.

The chart below depicts the corporate structure of the Company as of June 30, 2023.

Employees

As of June 30, 2023, we employed a total of 87 full-time and no part-time employees in the following functions.

Department	June 30, 2023
Senior Management	12
Human Resource & Administration	9
Finance	11
Research & Development	6
Production & Procurement	38
Sales & Marketing	11
Total	87

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In 2023 and 2022, we contributed approximately $200,875 and $136,398, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

Relevant PRC Regulations

Permissions from the PRC Authorities to Issue Our Common Stock to Foreign Investors

As of June 30, 2023, Shineco, our subsidiaries and the VIEs, (1) were not required to obtain any permission from any PRC authorities to offer, sell or issue our common stock to non-Chinese investors, (2) were not covered by the permission requirements from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”), or any other regulatory agency that is required to approve of the VIEs’ operations, and (3) had not received nor been denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the July 6, 2021 Opinions, which were made available to the public on July 6, 2021. The July 6, 2021 Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain whether and when we or any of our subsidiaries, will be required to obtain any permission from the PRC government to list or continue listing on a U.S. stock exchange in the future, and even when we obtain such permission, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC, CAC or other PRC governmental authorities required for overseas listings.

If (i) we, our subsidiaries inadvertently conclude that any of such permission was not required or (ii) it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for maintaining listing of our securities on Nasdaq, we will actively seek such permissions or approvals but may face sanctions by the CSRC, CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from offerings into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt offerings before settlement and delivery of our securities. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. In the event that we failed to obtain such required approvals or permissions, it would be likely that our securities would be delisted from the Nasdaq or any other foreign exchange our securities are listed then.

The Holding Foreign Companies Accountable Act

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. On December 18, 2020, the Holding Foreign Companies Accountable Act or HFCAA was signed into law. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years.

Our common stock may be prohibited from trading on a national exchange or “over-the-counter” markets under the HFCAA if the Public Company Accounting Oversight Board (“PCAOB”) determines that it is unable to inspect or fully investigate our auditor and as a result the exchange where our securities are traded may delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms.

Our auditor, an independent registered public accounting firm, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our newly engaged auditor Assensture PAC is headquartered in Singapore, and is subject to inspection by the PCAOB on a regular basis. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation on or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets.

SUMMARY CONSOLIDATED FINANCIAL DATA

The following historical statements of operations and statements of cash flows for the fiscal years ended June 30, 2023 and June 30, 2022, and balance sheet data as of June 30, 2023 and June 30, 2022, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future.

Selected Condensed Consolidated Statements of Operations

	For the Year Ended June 30, 2023
	Shineco, Inc. (U.S.)		Subsidiaries (Hong Kong & PRC)		WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations		Consolidated Total
Revenue		$-		$550,476	$-	$-		$-	$550,476
Revenues from discontinued operations		$-		$-	$43,431	$2,448,508	$		$2,491,939
Cost of revenue		$-		$424,291	$-	$-		$-	$424,291
Cost of revenue from discontinued operations	$		$		$2,638	$3,042,798	$		$3,045,436
Service income from VIE and VIE’s subsidiaries		$-		$-	$-	$-		$-	$-
Share of loss from subsidiaries		$(5,590,602)		$-	$-	$-		$5,590,602	$-
Net loss from discontinued operations	$		$		$(3,760,652)	$515,789	$		$(3,244,863)
Consulting fee in relation to services rendered by WFOE		$-		$-	$-	$-		$-	$-
Net loss attributable to Shineco, Inc.		$(13,879,188)		$(1,838,318)	$(3,752,284)	$515,789		$5,590,602	$(13,363,399)
Comprehensive loss attributable to Shineco, Inc.		$(13,879,188)		$2,974,394	$(9,249,594)	$(1,691,238)		$5,590,602	$(16,255,024)

	For the Year Ended June 30, 2022
	Shineco, Inc. (U.S.)		Subsidiaries (Hong Kong & PRC)		WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations		Consolidated Total
Revenue		$-		$-	$-	$-		$-	$-
Revenues from discontinued operations		$-		$-	$43,949	$2,142,511		$-	$2,186,460
Cost of revenue		$-		$-	$-	$-		$-	$-
Cost of revenue from discontinued operations	$			$-	$98,209	$3,698,914	$		$3,797,123
Service income from VIE and VIE’s subsidiaries		$-		$-	$-	$-		$-	$-
Share of loss from subsidiaries		$(5,660,306)		$-	$-	$-		$5,660,306	$-
Net loss from discontinued operations	$		$		$(5,450,499)	$(14,023,582)	$		$(19,474,081)
Consulting fee in relation to services rendered by WFOE		$-		$-	$-	$-		$-	$-
Net loss attributable to Shineco, Inc.		$(13,009,512)		$(243,853)	$(5,416,453)	$(14,023,582)		$5,660,306	$(27,033,094)
Comprehensive loss attributable to Shineco, Inc.		$(13,009,512)		$(235,029)	$(5,306,089)	$(15,511,721)		$5,660,306	$(28,402,045)

Selected Condensed Consolidated Balance Sheets

	As of June 30, 2023
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Cash and cash equivalents	$45,539	$580,427	$-	$-	$-	$625,966
Service fee receivable due from VIE and VIE’s subsidiaries	$-	$-	$37,085,179	$-	$(37,085,179)	$-
Intercompany receivable	$44,177,210	$-	$1,368,690	$-	$(45,545,900)	$-
Current assets held for discontinued operations	$-	$-	$43,030,297	$32,532,618	$(38,453,869)	$37,109,046
Total current assets	$46,272,162	$1,719,745	$43,030,297	$32,532,618	$(82,631,079)	$40,923,743
Investments in subsidiaries	$17,225,175	$-	$-	$-	$(17,225,175)	$-
Non-current assets held for discontinued operations	$-	$-	$81,816	$2,493,882	$-	$2,575,698
Total non-current assets	$17,225,175	$19,969,698	$81,816	$2,493,882	$(17,225,175)	$22,545,396
Total Assets	$63,497,337	$21,689,443	$43,112,113	$35,026,500	$(99,856,254)	$63,469,139
Service fee payable due to WFOE	$-	$-	$-	$37,085,179	$(37,085,179)	$-
Intercompany payable	$-	$15,631,584	$24,916,426	$4,997,890	$(45,545,900)	$-
Total liabilities held for discontinued operations	$-	$-	$25,762,654	$48,035,508	$(66,999,495)	$6,798,667
Total Liabilities	$16,498,932	$18,950,078	$25,762,654	$48,035,508	$(82,631,079)	$26,616,093
Total Shareholders’ Equity (Deficit)	$46,998,405	$2,739,365	$13,058,311	$(13,009,008)	$(17,225,175)	$32,561,898
Non-controlling interest	$-	$-	$4,291,148	$-	$-	$4,291,148
Total Equity (Deficit)	$46,998,405	$2,739,365	$17,349,459	$(13,009,008)	$(17,225,175)	$36,853,046
Total Liabilities and Equity (Deficit)	$63,497,337	$21,689,443	$43,112,113	$35,026,500	$(99,856,254)	$63,469,139

	As of June 30, 2022
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Cash and cash equivalents	$828,437	$109,575	$-	$-	$-	$938,012
Service fee receivable due from VIE and VIE’s subsidiaries	$-	$-	$37,085,179	$-	$(37,085,179)	$-
Intercompany receivable	$26,116,526	$72,898	$-	$-	$(26,189,424)	$-
Current assets held for discontinued operations	$-	$-	$45,348,396	$34,723,255	$(37,085,179)	$42,986,472
Total current assets	$42,753,363	$185,014	$45,348,396	$34,723,255	$(63,274,603)	$59,735,425
Investments in subsidiaries	$22,815,777	$-	$-	$-	$(22,815,777)	$-
Non-current assets held for discontinued operations	$-	$-	$2,258,755	$1,212,739	$-	$3,471,494
Total non-current assets	$23,433,223	$1,652	$2,258,755	$1,212,739	$(22,815,777)	$4,090,592
Total Assets	$66,186,586	$186,666	$47,607,151	$35,935,994	$(86,090,380)	$63,826,017
Service fee payable due to WFOE	$-	$-	$-	$37,085,179	$(37,085,179)	$-
Intercompany payable	$-	$414,737	$21,325,391	$4,449,296	$(26,189,424)	$-
Current liabilities held for discontinued operations	$-	$-	$25,697,594	$47,253,764	$(62,859,866	$10,091,492
Total Liabilities	$20,414,679	$421,695	$25,697,594	$47,253,764	$(63,274,603)	$30,513,129
Total Shareholders’ Equity (Deficit)	$45,771,907	$(235,029)	$22,307,905	$(11,317,770)	$(22,815,777)	$33,711,236
Non-controlling interest	$-	$-	$(398,348)	$-	$-	$(398,348)
Total Equity (Deficit)	$45,771,907	$(235,029)	$21,909,557	$(11,317,770)	$(22,815,777)	$33,312,888
Total Liabilities and Equity (Deficit)	$66,186,586	$186,666	$47,607,151	$35,935,994	$(86,090,380)	$63,826,017

Selected Condensed Consolidated Statements of Cash Flows

	For the Year Ended June 30, 2023
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Net cash used in operating activities from continuing operations	$(2,390,511)	$(2,488,339)	$-	$-	$357,506	$(4,521,344)
Net cash provided by (used in) operating activities from discontinued operations	$-	$-	$(954,674)	$442,930	$(357,506)	$(869,250)
Net cash provided by (used in) investing activities from continuing operations	$(3,184,315)	$603,133	$-	$-	$3,099,444	$518,262
Net cash provided by investing activities from discontinued operations	$-	$-	$217,106	$-	$298,106	$515,212
Net cash provided by financing activities from continuing operations	$4,769,777	$3,486,724	$-	$-	$(3,782,769)	$4,473,732
Net cash provided by (used in) financing activities from discontinued operations	$-	$-	$(429,291)	$51,708	$385,219	$7,636

	For the Year Ended June 30, 2022
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Net cash used in operating activities from continuing operations	$(2,776,539)	$(366,842)	$-	$-	$(869,759)	$(4,013,140)
Net cash used in operating activities from discontinued operations	$-	$-	$(1,470,619)	$(1,098,562)	$869,759	$(1,699,422)
Net cash used in investing activities from continuing operations	$(31,014,033)	$(1,815)	$-	$-	$15,829,827	$(15,186,021)
Net cash used in investing activities from discontinued operations	$-	$-	$(8,434,180)	$(12,395,992)	$-	$(20,830,172)
Net cash provided by financing activities from continuing operations	$26,699,232	$482,278	$-	$-	$(482,278)	$26,699,232
Net cash provided by financing activities from discontinued operations	$-	$-	$14,945,141	$2,115,409	$(15,347,547)	$1,713,003

Roll-Forward of Investment in Subsidiaries

Balance, June 30, 2021	$28,476,083
Share of loss from subsidiaries	(5,660,306)
Balance, June 30, 2022	$22,815,777
Share of loss from subsidiaries	(5,590,602)
Balance, June 30, 2023	$17,225,175

Item 1a.	Risk Factors

Risks Relating to Our Corporate Structure

If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, Shineco’s shares could have declined in value or become worthless provided that Shineco was unable to assert its contractual control rights over the assets of its PRC subsidiaries that conducted all or substantially all of the operations.

Shineco is a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conducted a substantial majority of our operations through our then operating entities established in the People’s Republic of China, or the PRC, primarily the variable interest entities (the “VIEs”) prior to the termination of the VIE structure. Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we did not have any equity ownership of the VIEs, instead we controlled and received the economic benefits of the VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Business” on page 4 above.

We believe that our previous corporate structure and contractual arrangements complied with the applicable PRC laws and regulations. We also believe that each of the contracts among our then wholly-owned PRC subsidiary, the consolidated VIEs and its shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. In addition, the contractual agreements with the VIE have not been tested in court in China and this structure involves unique risks to investors. Thus, the PRC governmental authorities may take a view contrary to the opinion of our PRC legal counsel. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If these regulations change or are interpreted differently in the future and our previous corporate structure and contractual arrangements are deemed by the relevant regulators that have competent authority, to be illegal, either in whole or in part, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;

●	levying fines on us;

●	confiscating any of our income that they deem to be obtained through illegal operations;

●	shutting down our services;

●	discontinuing or restricting our operations in China;

●	imposing conditions or requirements with which we may not be able to comply;

●	requiring us and the PRC entities to restructure the relevant ownership structure; and

●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our common stock. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure may cause the value of our common stock to decline significantly or even become worthless.

Risks Associated With Doing Business in China

In light of recent events indicating greater oversight by the CAC over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business, our listing on Nasdaq, financial condition, and results of operations.

The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things. The Cybersecurity Law, which was adopted by the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, and the Cybersecurity Review Measures, or the “Review Measures,” which were promulgated on April 13, 2020, provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. In addition, a cybersecurity review is required where critical information infrastructure operators, or the “CIIOs,” purchase network-related products and services, which products and services affect or may affect national security. Due to the lack of further interpretations, the exact scope of what constitute a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system puts data into different groups according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations in case the data is falsified, damaged, disclosed, illegally obtained or illegally used. In addition, the Office of the Central Cyberspace Affairs Commission and the Office of Cybersecurity Review under the CAC, published the Measures of Cybersecurity Review (Revised Draft for Comments) on July 10, 2021, which provides that, aside from CIIOs, data processing operators engaging in data processing activities that affect or may affect national security, must be subject to the cybersecurity review by the Cybersecurity Review Office. On December 28, 2021, a total of thirteen governmental departments of the PRC, including the PRC State Internet Information Office, issued the Measures of Cybersecurity Review, which became effective on February 15, 2022. According to the Measures of Cybersecurity Review, a cybersecurity review is conducted by the CAC, to assess potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Measures of Cybersecurity Review further, if effective, would require that critical information infrastructure operators and services and data processing operators that possess personal data of at least one (1) million users must apply for a review by the Cybersecurity Review Office of PRC, if they plan to conduct securities listings on foreign exchanges. In addition to the new Measures of Cybersecurity Review, it also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like us.

However, it remains uncertain as to how the Measures of Cybersecurity Review will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Measures of Cybersecurity Review. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply therewith. However, we cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and we will not be subject to the cybersecurity review by the CAC or designated as a CIIO. We may experience disruptions to our operations should we be required to have a cybersecurity review by the CAC. Any cybersecurity review could also result in uncertainty to our continued Nasdaq listing, negative impacts on our share trading prices and diversion of our managerial and financial resources.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. If the Chinese government intervenes or influences our operations in the future, it could result in a material change in our operations and/or the value of your common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulations and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, insurance commissions, property and other matters. The central or local governments of these jurisdictions may impose new and restrictive regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China, and result in a material change in our operations and/or the value of our common stock.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that Didi Global Inc.’s application be removed from all the smartphone application stores in China.

Given the example of Didi Global Inc. and recent statements of by the Chinese government indicating an intent to exert more oversight and control overseas offerings and foreign investments in China-based companies, such regulatory actions could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value and trading prices of our common stock to significantly decline or become worthless.

We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC, CAC or other PRC governmental authorities required for overseas listings. If (i) we, our subsidiaries inadvertently conclude that any of such permission was not required or (ii) it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for maintaining listing of our securities on Nasdaq, we will actively seek such permissions or approvals but may face sanctions by the CSRC, CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from offerings into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt offerings before settlement and delivery of our securities. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. In the event that we failed to obtain such required approvals or permissions, it would be likely that our securities would be delisted from Nasdaq or any other foreign exchange our securities are listed then.

Although we are currently not required to obtain any permission from any PRC government to continue listing our common stock on Nasdaq, it will remain uncertain when and whether we will be required to obtain any permission from the PRC government to continue listing our shares of common stock on Nasdaq, and even when we obtain such permission in accordance with the new rules and regulations, it will be unclear whether such permission will be rescinded or revoked at some point in time.

Risk Factors Related to the Acquisition

The Company has and expects to incur substantial costs related to the Acquisition.

We have incurred and may continue to incur a number of non-recurring costs associated with the Acquisition and related transactions. These costs include legal, valuation, accounting, consulting and other advisory fees, closing, integration and other related costs. Some of these costs are payable regardless of whether or not the Issuance is completed.

Our estimates and judgments related to the valuation used to determine the purchase price related to the acquisition of Dream Partner may be inaccurate.

Our management has made significant estimates and exercised judgment related to the acquisition of Dream Partner, based on its valuation of Wintus. Our business, operating results, and financial condition could be materially adversely impacted in future periods if such judgments and estimates prove to be inaccurate.

If we are unable to effectively manage Wintus’s business, our reputation and operating results may be harmed.

Following the Acquisition, we are required to integrate the silk products and other businesses of Wintus into the operations of the Company. As our management has no prior experience in these fields, we may be unable to successfully integrate these into our business operations. If we are unable to do so for any reason, our reputation and operating results may be harmed and we would be unable to realize the business-related benefits of the transaction.

Wintus is highly susceptible to changes in market demand for the types of silk-based products it sells.

A significant portion of Wintus’s revenues are derived from its silk-based products. We therefore will become highly susceptible to changes in market demand for silk-based products, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for silk-based products in general include economic conditions, demand for luxury goods and evolving consumer preferences. A substantial downturn in market demand for such silk-based products may have a material adverse effect on our business and on our results of operations.

Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.

Wintus’s ability to compete successfully will depend on its ability to demonstrate that its products are superior to and/or less expensive than other products available in the market. Some of its competitors have the benefit of marketing their products under brand names that have better market recognition than Wintus or have stronger marketing and distribution channels. Increased competition as to any of Wintus’s products could result in price reduction, reduced margins and loss of market share, which could negatively affect Wintus’s profitability.

Certain of Wintus’s competitors may benefit from government support and other incentives that are not available to Wintus. As a result, Wintus’s competitors may be able to develop competing and/or superior products and compete more aggressively and sustain that competition over a longer period of time than Wintus can. As more companies develop new intellectual property in Wintus’s markets, a competitor could acquire patent or other rights that may limit Wintus’s ability to successfully market its products.

If Wintus’s technologies or products are stolen, misappropriated, or reverse engineered, others could use the technologies to produce competing technologies or products.

Third parties, including collaborators, contractors, and others involved in Wintus’s business often have access to its technologies. If such technologies or products were to be stolen, misappropriated, or reverse engineered, they could be used by other parties that may be able to reproduce Wintus’s technologies or products using such technologies for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use.

Wintus operates in a regulated industry in China which subjects its operations to regulatory and political risks

The Wintus Group presently holds a number of permits and licenses in China to operate its business operations, including a food business license. The group may be subject to additional licensing requirements for its business operations due to changing regulatory policies or the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities.

Moreover, the PRC government has recently indicated an intent to exert more oversight over securities offerings that are conducted overseas and/or foreign investment in China-based businesses, such as Wintus, and published a series of proposed rules for public comments in this regard, the enaction timetable, final content, interpretation and implementation of which remains uncertain. Therefore, there are substantial uncertainties as to how PRC governmental authorities will regulate overseas listing in general and whether we will be required to complete filing or obtain any specific regulatory approvals from the CSRC, CAC or any other PRC governmental authorities for our future offshore offerings. If we had inadvertently concluded that such approvals were not required, or if applicable laws, regulations or interpretations change in a way that requires us to obtain such approval in the future, we may be unable to obtain such necessary approvals in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could subject us to penalties, including fines, suspension of business and revocation of required licenses, significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of our Common Stock to significantly decline or be worthless.

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

Because the period of land usage is quite long, can be renewed, enables its users to transfer, lease, or mortgage the land usage right, or use it for other economic activities, and the lawful rights and interests are protected by the laws of the State, in common practice, we consider or refer to the right of land usage below for certain properties as an asset “owned” by the company. None of our properties are encumbered by debt, and we are not aware of any environmental concerns or limitations on the use of our properties for the purposes we currently use them or intend to use them in the future. Following is a list of our properties as of June 30, 2023, all of which we leased or for which we had land use rights:

Property Description	Address	Rental/ownership Term	Space
Office—leased out to an unrelated third party—Beijing Shineco chongshi information Consulting Co., Ltd serves as the lessor.	Room B-3106, Jianwai SOHO, 39 East Middle Third Ring Road, Chaoyang District, Beijing	Company owns the property right	280 square meters

Office and WareHouse - Tianjin Tenet Huatai Technological Development Co., Ltd.	Room 21-4 Huaming Road,dongle District,Tianjin	1 years (December 11,2022- December 10, 2024)	1052 square meters

Office— Fuzhou Meida Health Management Co., Ltd.	Room 1209-1210, Shuitou Road,Jinan District, Fuzhou city	1 years (June 21,2023- June 20, 2024)	80 square meters

Office Factory and WareHouse-Changzhou Biowin Pharmaceutical Co., Ltd.	Room 3-3,Jiazhou Technological port,Changzhou city	7.5 years (December 1,2017- May 30, 2025)	2000 square meters

Production facility-Yushe conunty Guanyuan Forest Development Co., Ltd	Changyin village,Yushe conunty Shanxi province	3 years (May ,2021- April , 2024)	633327 square meters

Production facility-Yushe conunty Guanyuan Forest Development Co., Ltd	Tan village,Yushe conunty Shanxi province	3 years (April ,2021- March , 2024)	43333 square meters

Production facility-Yushe conunty Guanyuan Forest Development Co., Ltd	Dongfangshan village,Yushe conunty Shanxi province	6 years (November ,2021- June , 2028)	2666640 square meters

Production facility-Yushe conunty Guanyuan Forest Development Co., Ltd	Dengyu village,Yushe conunty Shanxi province	3 years (May ,2021- April , 2024)	45333 square meters

Office— Shineco,Inc (General office) ;Beijing Tenet Jove Technological Development Co., Ltd.	Room 2302, T1, Jiazhaoye Square, Chaoyang District, Beijing	1 years (July 1,2023- June 30, 2024)	273.30 square meter

Office— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd (General office);.	766-43 Wangsha Road, Chengyang District, Qingdao City	3 years (March 1,2022- February 28, 2025)	234.16 square meters

Office— Yantai ZhishengFreight ForwardingCo., Ltd.Qingdao Sub.	Haier Road, Laoshan District, Qingdao	5 years (May 1, 2023- May 1, 2028)	1,075.5square meters

Factory— Yantai Mouping District Zhisheng Agricultural Produce Cooperative*	Gaoling Village, Muping District, Yantai City	30 years (April 27, 2011 - April 26, 2041)	13,333 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)*	Mafang Town, Pinggu District, Beijing	18 years (August 31, 2012- August 31, 2030)	26,666 square meters

Production facility— Qingdao Zhihesheng Agricultural Produce Services Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative (Agricultural use)	South of Bridge, Jixiang Temple, Xiangnaixi Village, Cuigezhuang, Chaoyang District, Beijing	12 years (August 1, 2012- July 31, 2024)	73,333 square meters

WareHouse—YantaiZhisheng Freight ForwardingCo., Ltd.Qingdao Sub. (Fright use)	Nanquan Town, Jimo City, Shandong provinece	3years (May1, 2023- April 30, 2026)	10,000 square meters

*	Zhisheng Freight took over the lease following the deregistration of Zhisheng Agricultural in 2017.

Item 3.	Legal Proceedings

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

In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of June 30, 2023, the Company has made the payments in full to the Plaintiff according to the Agreement.

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

The Company remains engaged in litigation in Shineco, Inc. v. Lei Zhang, et al., Index No. 160669/2021 before the New York Supreme Court’s Commercial Division. The note of issue date is November 15, 2023. The parties have not been able to reach a settlement. As of March 31, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

Item 4.	Mine Safety Disclosures

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On September 27, 2016, we completed an initial public offering of 1,713,190 shares of common stock at a $4.50 offering price. Our common stock started trading on the NASDAQ Capital Market under the symbol of “TYHT” on September 28, 2016, which later changed to “SISI,” our current common stock trading symbol. Based on the records of our transfer agent, we had 47,645,642 shares of common stock issued and outstanding as of September 28, 2023.

Holders

As of September 28, 2023 there were 178 registered holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of the fiscal ended June 30, 2023, the Company had adopted the following compensation plans:

2022 Equity Incentive Plan

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

2023 Equity Incentive Plan

On June 28, 2023, our shareholders approved the adoption of the Company’s 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), under which an aggregate of 4,000,000 of our shares of Common Stock or options to purchase shares of Common Stock may be issued, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

Administration.

Authority to administer and manage the 2023 Equity Incentive Plan shall be vested in the Board of the Company or by the compensation committee set up for such purpose (the “Committee”). The Committee shall consist of two or more directors who are (i) “Independent Directors” (as such term is defined under the rules of the NASDAQ Stock Market) and (ii) “Non-Employee Directors” (as such term is defined in Rule 16b-3), which shall serve at the pleasure of the Board. The Board or the Committee administering the 2023 Equity Incentive Plan (the “Administrator”) shall have full power and authority to designate recipients of options and restricted stock, and to determine the terms and conditions of the respective option and restricted stock agreements (which need not be identical) and to interpret the provisions and supervise the administration of the 2023 Equity Incentive Plan.

Eligibility.

The persons eligible for participation in the 2023 Equity Incentive Plan as recipients of options or restricted stock shall include directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary; provided that incentive options may only be granted to employees of the Company and any subsidiary.

Awards.

A maximum of 4,000,000 shares of the Company’s Common Stock, par value $0.001 per share shall be subject to the 2023 Equity Incentive Plan. The shares of Common Stock subject to the 2023 Equity Incentive Plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

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

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022, to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company used the proceeds for general working capital purposes. The Company received principal in full from the Investor. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to $3,500,528.40. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date thereof to June 17, 2024, thereby increasing the principal amount to $3,929,497.72. Copies of the First June Note Amendment and the Second June Note Amendment have been filed with this report as Exhibits 4.5 and 4.7, respectively, and are incorporated by reference herein.

On August 19, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022, to the same Investor. The note has the original principal amount of US$10,520,000.00 and Investor gave consideration of US$10 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date of this note to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $11,878,240.57. Copies of the First August Note Amendment and the Second August Note Amendment have been filed with this report as Exhibits 4.4 and 4.6, respectively, and are incorporated by reference herein.

On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors, pursuant to which the Company agreed to sell, and the investors agreed to purchase, severally and not jointly, an aggregate of 2,354,500 shares of common stock of the Company at a price of $ 2.12 per share in exchange for gross proceeds of $4,991,540.

On October 21, 2022, Shineco Life entered into a stock purchase agreement (the “Agreement”) with Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), and Changzhou Biowin Pharmaceutical Co., Ltd., a company established under the laws of China (“Target”), pursuant to which Shineco Life acquired 51% of the issued equity interests of Target from Seller. As consideration for the acquisition of the Target, the Company issued 3,260,000 shares of the Company’s common stock to the equity holders of Seller or any persons designated by Seller.

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

Not Applicable .

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

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. Prior to the Acquisition and the termination of the VIE structure, as a holding company with no material operations of our own, we conducted a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily the variable interest entities (the “VIEs”). We did not have any equity ownership of the VIEs, instead we received the economic benefits of the VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

We used our subsidiaries and the VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Our products were only sold domestically in China. We utilized modern engineering technologies and biotechnologies to produce, among other products, Chinese herbal medicines, organic agricultural produce, and specialized textiles. Through our newly acquired subsidiary, Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), which is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Dream Parter, which through its wholly owned subsidiary Wintus is engaged in the production, processing, export and domestic trade of cocoon silk products in the whole industrial chain silk manufacturing, we have entered into the silk industry. As of June 30, 2023, the Company, its subsidiaries, the VIEs and VIEs’ subsidiaries (collectively the “Group”) operated the following main business segments:

Developing and distributing specialized fabrics, textiles, and other byproducts derived from an indigenous Chinese plant Apocynum Venetum, grown in the Xinjiang region of China, and known in Chinese as “Luobuma” or “bluish dogbane” - The Luobuma products were specialized textile and health supplement products designed to incorporate traditional Eastern medicines with modern scientific methods. These products were predicated on centuries-old traditions of Eastern herbal remedies derived from the Luobuma raw material. This segment was channeled through our then directly-owned subsidiary, Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”), and its 90% subsidiary Tianjin Tenet Huatai Technological Development Co., Ltd. (“Tenet Huatai”).

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We cultivated and sold yew mainly to group and corporate customers, but did not process yew into Chinese or Western medicines. This segment was conducted through the VIEs: Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”). Meanwhile, we planted fast-growing bamboo willows and scenic greening trees through Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”). The operations of this segment were located in the North regions of Mainland China, mostly carried out in Shanxi Province.

Providing domestic air and overland freight forwarding services - We provided domestic air and overland freight forwarding services by outsourcing these services to a third party. This segment was conducted through the VIE, Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”).

Developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”) – This segment is conducted through Biowin, which is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases. The operations of this segment are located in Jiangsu Province. Its products are sold not only in China, but also overseas countries such as Germany, Spain, Italy, Thailand, Japan and other countries.

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Shareholders of Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”) in exchange for the control of 100% of equity interests and assets in Guangyuan; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group.

On May 29, 2023, Life Science HK entered into a stock purchase agreement (the “Agreement”) with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove and thereby terminated its VIE Structure.

The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2023 and 2022. The results of operations of Ankang Longevity and Tenet-Jove Disposal Group have been reclassified to “net loss from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2023 and 2022.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022, to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to $3,500,528.40. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to the re-payment of any portion of the note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the repayment of the notes. On January 18, 2023, the Investor re-started the redemption of the Notes. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to $3,929,497.72. As of June 30, 2023, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the notes balance was US$3,787,749, with a carrying value of US$3,939,321, net of deferred financing costs of US$151,572 was recorded in the accompanying consolidated balance sheets. Copies of the First June Note Amendment and the Second June Note Amendment have been filed with this report as Exhibits 4.5 and 4.7, respectively, and are incorporated by reference herein.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of June 30, 2023, the Notes was fully converted and shares of the Company’s common stock totaling 1,946,766 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a maturity date of August 23, 2022. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to repayment of any portion of the Note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $ 11,878,240.57.. As of June 30, 2023, shares of the Company’s common stock totaling 1,126,554 were issued by the Company to the Investor equaling principal and interests amounted to US$920,001, and the notes balance was US$11,338,449, with a carrying value of US$11,904,322, net of deferred financing costs of US$565,873 was recorded in the accompanying consolidated balance sheets. Copies of the First August Note Amendment and the Second August Note Amendment have been filed with this report as Exhibits 4.4 and 4.6, respectively, and are incorporated by reference herein.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340, which was fully received as the date of this report.

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to certain individuals for gross proceeds of up to US$650,000, and the proceeds are expected to be fully collected by December 31, 2023.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 1,137,170 shares of common stock of the Company (the “Shares”) at a price of $1.05 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement (the “Agreements”) with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 4,000,000 shares of common stock of the Company (the “Shares”) at a price of $0.5 per share. The transaction contemplated by the Agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of $2.0 million from the Investors and all of the Shares were issued on June 22, 2023.

Factors Affecting Financial Performance

We believe that the following factors will affect our financial performance:

Increasing demand for our products – We believe that the increasing demand for our products will have a positive impact on our financial position. We plan to develop new products and expand our distribution network as well as to grow our business through possible mergers and acquisitions of similar or synergetic businesses, all aimed at increasing awareness of our brand, developing customer loyalty, meeting customer demands in various markets and providing solid foundations for our growth. As of the date of this Annual Report, however, we do not have any agreements, undertakings or understandings to acquire any such entities and there can be no guarantee that we ever will.

Maintaining effective control of our costs and expenses – Successful cost control depends upon our ability to obtain and maintain adequate material supplies as required by our operations at competitive prices. We will focus on improving our long-term cost control strategies including establishing long-term alliances with certain suppliers to ensure adequate supply is maintained. We will carry forward the economies of scale and advantages from our nationwide distribution network and diversified offerings.

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

Due to the resurgence of COVID-19 cases in China, our headquarters in Beijing were closed down on April 25, 2022 and only resumed our business in mid-June 2022. Meanwhile, the business of our subsidiaries and VIEs was also negatively affected during this period, including but not limited to the execution of our sales contracts and fulfillment of customer orders and the collection of the payments from customers in a timely manner. The resurgence of COVID-19 impact on our operating results and financial performance seems to be temporary, we will continue to monitor and modify the operating strategies in response to the COVID-19. In early December 2022, China announced a nationwide loosening of its zero-covid policy, and the country faced a wave in infections after the lifting of these restrictions. Although the spread of the COVID-19 was slowed down and appears to be successfully under control currently, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our consolidated financial statements are released.

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

There are no consolidated assets of the VIEs and the VIEs’ subsidiaries that are collateral for the obligations of the VIEs and the VIEs’ subsidiaries and can only be used to settle the obligations of the VIEs and the VIEs’ subsidiaries.

As the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors or beneficial interest holders of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the VIEs in normal course of business.

There are no terms in any arrangements, considering both explicit arrangements and implicit variable interests that require the Company or its subsidiaries to provide financial support to the VIEs and the VIEs’ subsidiaries.

Use of Estimates

Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, advances to suppliers, deferred taxes and inventory reserves. Actual results could differ from those estimates.

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. We review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2023 and 2022, the allowance for doubtful accounts from the continuing operations was US$946,892 and US$ nil, respectively. As of June 30, 2023 and 2022, the allowance for doubtful accounts from the discontinued operations was US$7,206,958 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Cost is determined using the first in first out method. Agricultural products that we farm are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost, and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs such as amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2023 and 2022, the inventory reserve from the continuing operations was US$56,655 and US$ nil, respectively. As of June 30, 2023 and 2022, the inventory reserve from the discontinued operations was US$1,106,649 and US$1,249,543, respectively.

Revenue Recognition

We generate our revenues primarily through sales of Luobuma products, agricultural products and rapid diagnostic and other products, as well as providing logistic services and other processing services to external customers in accordance with ASC 606. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

More specifically, revenue related to our products and services is generally recognized as follows:

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

Results of Operations for the Years Ended June 30, 2023 and 2022

Overview

The following table summarizes our results of operations for the years ended June 30, 2023 and 2022:

	Years Ended June 30,		Variance
	2023	2022	Amount	%
Revenue	$550,476	$-	$550,476	100.00%
Cost of revenue	424,291	-	424,291	100.00%
Gross profit	126,185	-	126,185	100.00%
General and administrative expenses	8,610,592	6,199,522	2,411,070	38.89%
Selling expenses	137,387	-	137,387	100.00%
Research and development expenses	135,849	-	135,849	100.00%
Loss from operations	(8,757,643)	(6,199,522)	(2,558,121)	41.26%
Impairment loss on an unconsolidated entity	(596,570)	-	(596,570)	100.00%
Loss from equity method investments	(20,876)	(132,554)	111,678	(84.25)%
Other income, net	181,471	-	181,471	100.00%
Amortization of debt issuance and other costs	(803,355)	(1,379,777)	576,422	(41.78)%
Interest income (expenses), net	(908,759)	118,795	(1,027,554)	(864.98)%
Loss before income tax benefit from continuing operations	(10,905,732)	(7,593,058)	(3,312,674)	43.63%
Benefit for income taxes	(194,564)	-	(194,564)	100.00%
Net loss from continuing operations	(10,711,168)	(7,593,058)	(3,118,110)	41.07%
Net loss from discontinued operations	(3,244,863)	(19,474,081)	16,229,218	(83.34)%
Net loss	$(13,956,031)	$(27,067,139)	$13,111,108	(48.44)%
Comprehensive loss attributable to Shineco Inc.	$(16,255,024)	$(28,402,045)	$12,147,021	(42.77)%

Revenue

For the year ended June 30, 2023, we, through our PRC subsidiaries, had one major business segment from continuing operations by developing, producing and distributing innovative rapid diagnostic and other products and related medical devices for the most common diseases; this segment is conducted through Biowin. For the other three business segments, first, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were conducted by the Tenet-Jove Disposal Group, which we have reclassified them as discontinued operations.

The following table sets forth the breakdown of our revenue for the years ended June 30, 2023 and 2022, respectively:

	Years Ended June 30,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$550,476	100.00%	$-	-	$550,476	100.00%
Total Amount	$550,476	100.00%	$-	-	$550,476	100.00%

For the years ended June 30, 2023 and 2022, revenue from sales of rapid diagnostic and other products was US$550,476 and US$ nil, respectively, representing an increase of US$550,476, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Biowin during the year ended June 30, 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the years ended June 30, 2023 and 2022:

	Years Ended June 30,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$421,273	99.29%	$-	-	$421,273	100.00%
Business and sales related tax	3,018	0.71%	-	-	3,018	100.00%
Total Amount	$424,291	100.00%	$-	-	$424,291	100.00%

For the years ended June 30, 2023 and 2022, cost of revenue from sales of rapid diagnostic and other products was US$421,273 and US$ nil, respectively, representing an increase of US$421,273, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Biowin during the year ended June 30, 2023.

Gross Profit

The following table sets forth the breakdown of the gross profit for the years ended June 30, 2023 and 2022:

	Years Ended June 30,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$126,185	100.00%	$-	-	$126,185	100.00%
Total Amount	$126,185	100.00%	$-	-	$126,185	100.00%

Gross profit from sales of rapid diagnostic and other products increased by US$126,185, or 100.00%, for the year ended June 30, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Biowin during the year ended June 30, 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2023 and 2022, respectively:

	Years Ended June 30,				Variance
	2023	%	2022	%	Amount	%
General and administrative expenses	$8,610,592	96.92%	$6,199,522	100.00%	$2,411,070	38.89%
Selling expenses	137,387	1.55%	-	-	137,387	100.00%
Research and development expenses	135,849	1.53%	-	-	135,849	100.00%
Total Amount	$8,883,828	100.00%	$6,199,522	100.00%	$2,684,306	43.30%

General and Administrative Expenses

For the year ended June 30, 2023, our general and administrative expenses were US$8,610,592, representing an increase of US$2,411,070, or 38.89%, as compared to the same period in 2022. The increase was mainly due to an increase in bad debt expense during the year ended June 30, 2023, as we recorded increased amount of bad debt expense as a result of the impact from COVID-19. We recorded allowance according to our accounting policy based on our best estimates. Management will continue putting effort in collection of overdue receivables. The increase was also due to increased stock compensation expenses as well as the general and administrative expenses incurred by our newly acquired subsidiary Biowin during the year ended June 30, 2023. The increase was partially offset by the decreased professional service fees in relation to the Company’s issuance of common stock and convertible notes.

Selling Expenses

For the year ended June 30, 2023, our selling expenses were US$137,387, representing an increase of US$137,387, or 100.00%, as compared to the same period in 2022. The increase was mainly due to selling expenses incurred by our newly acquired subsidiary Biowin during the year ended June 30, 2023.

Research and Development Expenses

For the year ended June 30, 2023, our research and development expenses were US$135,849, representing an increase of US$135,849, or 100.00%, as compared to the same period in 2022. The increase was mainly due to research and development expenses incurred by our newly acquired subsidiary Biowin during the year ended June 30, 2023.

Impairment Loss on An Unconsolidated Entity

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. The management performed evaluation on the impairment of this investment and considered it’s unlikely to obtain any investment income in the future, hence, the management fully recorded impairment loss on this investment, and an impairment loss on an unconsolidated entity of US$596,570 was recorded for the year ended June 30, 2023.

Loss from Equity Method Investments

We recorded a loss of US$20,932 and US$132,554 for the years ended June 30, 2023 and 2022 from the investment in Gaojing Private Fund, respectively. The decrease in net loss was primarily due to lower net loss generated by the equity investment company in the current period.

Other Income

For the year ended June 30, 2023, our net other income was US$181,471, representing an increase of US$181,471, or 100.00%, as compared to net other income of US$ nil in the same period in 2022. The increase was mainly due to other income contributed by our newly acquired subsidiary Biowin, as it recognized other income on advance received from customers that were no longer required to be repaid or settled by the Company during the year ended June 30, 2023.

Amortization of Debt Issuance and Other Costs

For the year ended June 30, 2023, our amortization of debt issuance and other costs expenses was US$803,355, representing a decrease of US$576,422, or 41.78%, as compared to amortization of debt issuance and other costs expenses of US$1,379,777, in the same period in 2022. We entered into four convertible note agreements and two of them were fully converted, hence, resulted in a decrease in amortization of debt issuance and other costs expenses for the year ended June 30, 2023 as compared to the same period last year.

Interest Income (Expenses), Net

For the year ended June 30, 2023, our net interest expenses were US$908,759, representing an increase of US$1,027,554, or 864.98%, as compared to net interest income of US$118,795 in the same period in 2022. The increase in net interest expenses was mainly due to less interest income generated from loans to third parties during the year ended June 30, 2023 as some of the loans have been fully collected.

Benefit for Income Taxes

For the year ended June 30, 2023, our benefit for income taxes was US$194,564, representing an increase of US$194,564, or 100.00%, as compared to benefit for income taxes of US$ nil in the same period in 2022. The benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks and patents, as well as the sales of inventories that was revalued upon the acquisition of Biowin.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$10,711,168 for the year ended June 30, 2023, an increase of US$3,118,110, or 41.07%, from net loss from continuing operations of US$7,593,058 for the year ended June 30, 2022. The increase in net loss was primarily a result of the increase in general and administrative expenses, and interest expenses.

Net Loss from Discontinued Operations

As mentioned above, after signing of the Restructuring Agreement on June 8, 2021, we and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021, and the management determined that July 5, 2021 was the disposal date of Ankang Longevity Group. Meanwhile, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company consolidated financial statements. We had a total net loss from discontinued operations of US$3,244,863 and US$19,474,081 for the year ended June 30, 2023 and 2022, respectively.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive loss is as follows:

	For the Years Ended June 30,
	2023	2022
Revenues	$2,491,939	$2,186,460
Cost of revenues	3,045,436	3,797,123
Gross loss	(553,497)	(1,610,663)
Operating expenses	2,551,729	15,201,028
Other income (expenses), net	(139,637)	(521,261)
Loss before income tax	(3,244,863)	(17,332,952)
Provision for income tax benefit	-	(292,266)
Net loss from discontinued operations	$(3,244,863)	$(17,040,686)
Loss on disposal of discontinued operations	-	(2,433,395)
Total net loss from discontinued operations	$(3,244,863	$(19,474,081)

Net Loss

Our net loss was US$13,956,031 for the year ended June 30, 2023, a decrease of US$13,111,108, or 48.44%, from a net loss of US$27,067,139 for the same period in 2022. The decrease in net loss was primarily a result of the decreased net loss from discontinued operations, partially offset by the increased net loss from continuing operations mentioned above.

Comprehensive Loss

The comprehensive loss was US$16,867,314 for the year ended June 30, 2023, a decrease of US$11,532,761 from a comprehensive loss of US$28,400,075 for the same period in 2022. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$16,255,024 for the year ended June 30, 2023, compared to a comprehensive loss attributable to us in the amount of US$28,402,045 for the year ended June 30, 2022. The decrease of comprehensive loss was due to the decreased net loss as mentioned above, which was partially offset by the increase in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2023 and 2022, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of June 30, 2023.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a maturity date of June 17, 2022, to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase the principal amount to $3,500,528.40. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the repayment of the notes. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to $3,929,497.72. Copies of the First June Note Amendment and the Second June Note Amendment have been filed with this report as Exhibits 4.5 and 4.7, respectively, and are incorporated by reference herein.

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

On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a maturity date of August 23, 2022, to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $ 11,878,240.57.  Copies of the First August Note Amendment and the Second August Note Amendment have been filed with this report as Exhibits 4.4 and 4.6, respectively, and are incorporated by reference herein.

For the above-mentioned convertible promissory notes issued, as of June 30, 2023, shares of the Company’s common stock totaling 3,073,320 were issued by the Company to the Investor equaling principal and interests amounted to US$8,392,639, and the Notes balance held for continuing operations was US$15,126,198, with a carrying value of US$15,843,643, net of deferred financing costs of US$717,445.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As of June 30, 2023, the subscription receivable was amounted to US$108,362 which was recorded on the consolidated balance sheet. As the date of this report, the proceeds were fully collected.

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to certain individuals for gross proceeds of up to US$650,000, the balance of the proceeds is expected to be fully collected by December 31, 2023.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 1,137,170 shares of common stock of the Company (the “Shares”) at a price of $1.05 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement (the “Agreements”) with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 4,000,000 shares of common stock of the Company (the “Shares”) at a price of $0.5 per share. The transaction contemplated by the Agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of $2.0 million from the Investors and all of the Shares were issued on June 22, 2023.

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

Working Capital

The following table provides the information about our working capital at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022

Current Assets	$40,923,743	$59,735,425
Current Liabilities	23,346,151	29,040,302
Working Capital	$17,577,592	$30,695,123

The working capital decreased by US$13,117,531, or 42.7%, as of June 30, 2023 from June 30, 2022, primarily as a result of decreases in other current assets, partially offset by a decrease in other payables and accrued expenses.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trial, we were required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of June 30, 2023, the Company has made the payments in full to the Plaintiff according to the Agreement.

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

The Company remains engaged in litigation in Shineco, Inc. v. Lei Zhang, et al., Index No. 160669/2021 before the New York Supreme Court’s Commercial Division. The note of issue date is November 15, 2023. The parties have not been able to reach a settlement. As of June 30, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the consolidated balance sheet.

As of June 30, 2023 and 2022, we had no other material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

On May 29, 2023, the Board of the Company approved that we pledged the real estate property with a net book value of US$1,048,710 as collateral to guarantee a personal loan of Mr. Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. Based on the memorandum entered between us and Yuying Zhang, the related party, the related party is expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property is failed to be released by due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo, for a principal amount of 15,000,000 RMB and with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. A copy of the translated pledge agreement is attached herein as Exhibit 10.97 and a copy of the translated loan agreement and its translated supplementary agreement is attached herein as Exhibit 10.98 and 10.99, respectively.

Except for the above-mentioned guarantee, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our net cash flows for the years ended June 30, 2023 and 2022:

	Years Ended June 30,
	2023	2022

Net cash used in operating activities	$(5,390,594)	$(5,712,562)
Net cash provided by (used in) investing activities	1,033,474	(36,016,193)
Net cash provided by financing activities	4,481,368	28,412,235
Effect of exchange rate changes on cash and cash equivalents	(1,122,720)	(542,643)
Net decrease in cash and cash equivalents	(998,472)	(13,859,163)
Cash and cash equivalents, beginning of the year	15,165,231	29,024,394
Cash and cash equivalents, end of the year	$14,166,759	$15,165,231
Less: cash of discontinued operations - ended of the year	(13,540,793)	(14,227,219)
Cash of continuing operations - ended of the year	$625,966	$938,012

Operating Activities

Net cash used in operating activities during the year ended June 30, 2023 was approximately US$5.4 million, consisting of net loss from continuing operations of US$10.7 million, bad debt expenses of US$2.9 million, common stock issued for management and employees of US$1.1 million, accrued interest expense for convertible notes of US$0.9 million, amortization of debt issuance and other costs US$0.8 million, and the net cash used in operating activities from discontinued operations of US$ 0.9 million.

Net cash used in operating activities during the year ended June 30, 2022 was approximately US$5.7 million, consisting of net loss from continuing operations of US$7.6 million, bad debt expenses of US$1.4 million, amortization of debt issuance and other costs US$1.4 million, accrued interest expense for convertible notes of US$0.8 million, and the net cash used in operating activities from discontinued operations of US$ 1.7 million.

Investing Activities

For the year ended June 30, 2023, net cash provided by investing activities was US$1.0 million, primarily due to repayments of loans to third parties of US$10.9 million and acquisition of subsidiaries, net of cash of US$0.6 million, and the net cash provided by investing activities from discontinued operations of US$0.5 million, partially offset by payment for business acquisition of US$9.0 million and prepayment for business acquisition of US$2.0 million.

For the year ended June 30, 2022, net cash used in investing activities was US$36.0 million, primarily due to the payment made for loans to third parties of US$14.4 million and the net cash used in investing activities from discontinued operations of US$20.8 million.

Financing Activities

For the year ended June 30, 2023, net cash provided by financing activities amounted to approximately US$4.5 million, due to proceeds from issuance of common stock of US$4.8 million, and proceeds from short-term bank loans of US$1.3 million, partially offset by the repayment of short-term bank loans of US$1.6 million.

For the year ended June 30, 2022, net cash provided by financing activities amounted to approximately US$28.4 million, due to proceeds from issuance of convertible note of US$17.0 million, proceeds from issuance of common stock of US$9.7 million and the net cash provided by financing activities from discontinued operations of US$1.7 million.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shineco, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows, for each of the two years in the period ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of US$13,956,031 and US$27,067,139, and cash outflow of US$5,390,594 and US$5,712,562 from operating activities for the years ended June 30, 2023 and 2022, respectively. We also draw attention to Note 19 of the financial statements, which describes the uncertainty related to the outcome of the lawsuits filed against the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Allowance for accounts receivable

As discussed in notes 3 and 4 to the consolidated financial statements, the Company’s net accounts receivable and allowance for doubtful accounts was $2,313,410 and $8,153,850 as of June 30, 2023. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The principal considerations for our determination that performing procedures relating to the allowance for credit loss on accounts.

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

●

Performing inquiries with appropriate finance and operations personnel, and reviewed the actual subsequent to June 30, 2023, and to evaluate the reasonableness of management’s estimate of the impact of interaction among various factors; and

●	Evaluating the reasonableness of significant assumptions and judgments made by management to estimate the allowance for each segmentation of accounts receivable.

Provision for inventory reserve

As discussed in notes 3 and 5 to the consolidated financial statements, inventories are stated at the lower of cost and net realizable value, with cost determined on a first in first out method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2023, the net inventory and accumulated inventory reserve was $17,044,981 and $1,163,304 respectively. For the year ended June 30, 2023, the Company reversed inventory reserve of $166,718. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.

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

Valuation of Goodwill and intangible assets

As discussed in note 12 to the consolidated financial statements, goodwill and intangible assets mainly represented amount of $6,574,743 and $12,049,473 that arose from acquisition of Changzhou Biowin Pharmaceutical Co., Ltd.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2023. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts.

Our audit procedures related to the forecasts of future revenue and operating margin and the selection of the weighted average cost of capital used by management to estimate the fair value contributed by the reporting unit included the following, among others:

●	Reviewing procedures of management’s impairment assessment;

●	evaluating the reasonableness of the valuation model, methodology, and significant assumptions used by the Company, specifically the weighted average cost of capital including testing the mathematical accuracy of the Company’s calculation of the weighted average cost of capital;

●	examining original transaction related documents;

●	evaluating the sufficiency of the Company’s disclosures to goodwill.

/s/ AssentSure PAC

We have served as the Company’s auditor since 2021.
Singapore
September 28, 2023 PCAOB ID Number 6783

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$625,966	$938,012
Accounts receivable, net	34,586	-
Inventories, net	324,406	-
Advances to suppliers, net	2,697	-
Other current assets, net	2,827,042	15,810,941
Current assets held for discontinued operations	37,109,046	42,986,472
TOTAL CURRENT ASSETS	40,923,743	59,735,425

Property and equipment, net	1,213,116	1,652
Investment in unconsolidated entity	-	617,446
Intangible assets, net	12,049,473	-
Goodwill	6,574,743	-
Operating lease right-of-use assets	132,366	-
Non-current assets held for discontinued operations	2,575,698	3,471,494
TOTAL ASSETS	$63,469,139	$63,826,017

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,240,431	$-
Accounts payable	191,148	-
Advances from customers	89,490	-
Due to related parties	48,046	96,081
Other payables and accrued expenses	669,147	5,162,718
Operating lease liabilities - current	86,978	-
Convertible note payable	15,126,198	14,416,956
Taxes payable	500,869	299,022
Current liabilities held for discontinued operations	5,393,844	9,065,525
TOTAL CURRENT LIABILITIES	23,346,151	29,040,302

Income tax payable - noncurrent portion	335,145	446,860
Operating lease liabilities - non-current	44,469	-
Deferred tax liability	1,416,592	-
Other long-term payable	68,913	-
Non-current liabilities held for discontinued operations	1,404,823	1,025,967
TOTAL LIABILITIES	26,616,093	30,513,129

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 26,393,381 and 10,983,863 shares issued and outstanding at June 30, 2023 and 2022, respectively	26,393	10,984
Additional paid-in capital	68,847,563	52,998,924
Subscription receivable	(3,782,362)	(3,024,000)
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(31,735,422)	(18,372,023)
Accumulated other comprehensive loss	(4,992,381)	(2,100,756)
Total Stockholders’ equity of Shineco, Inc.	32,561,898	33,711,236
Non-controlling interest	4,291,148	(398,348)
TOTAL EQUITY	36,853,046	33,312,888

TOTAL LIABILITIES AND EQUITY	$63,469,139	$63,826,017

The accompanying notes are an integral part of these consolidated financial statements.

SHINECO, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2023	2022

REVENUE	$550,476	$-

COST OF REVENUE
Cost of product and services	421,273	-
Business and sales related tax	3,018	-
Total cost of revenue	424,291	-

GROSS PROFIT	126,185	-

OPERATING EXPENSES
General and administrative expenses	8,610,592	6,199,522
Selling expenses	137,387	-
Research and development expenses	135,849	-
Total operating expenses	8,883,828	6,199,522

LOSS FROM OPERATIONS	(8,757,643)	(6,199,522)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	(596,570)	-
Loss from equity method investments	(20,876)	(132,554)
Other income, net	181,471	-
Amortization of debt issuance and other costs	(803,355)	(1,379,777)
Interest income (expenses), net	(908,759)	118,795
Total other expenses	(2,148,089)	(1,393,536)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM CONTINUING OPERATIONS	(10,905,732)	(7,593,058)

BENEFIT FOR INCOME TAXES	(194,564)	-

NET LOSS FROM CONTINUING OPERATIONS	(10,711,168)	(7,593,058)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(3,244,863)	(17,040,686)
Loss on disposal of discontinued operations	-	(2,433,395)
Net loss from discontinued operations	(3,244,863)	(19,474,081)

NET LOSS	(13,956,031)	(27,067,139)

Net loss attributable to non-controlling interest	(592,632)	(34,045)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(13,363,399)	$(27,033,094)

COMPREHENSIVE LOSS
Net loss	$(13,956,031)	$(27,067,139)
Other comprehensive loss: foreign currency translation loss	(2,911,283)	(1,332,936)
Total comprehensive loss	(16,867,314)	(28,400,075)
Less: comprehensive income (loss) attributable to non-controlling interest	(612,290)	1,970

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(16,255,024)	$(28,402,045)

Weighted average number of shares basic and diluted	18,634,212	9,458,077

Basic and diluted loss per common share	$(0.71)	$(2.86)

Loss per common share
Continuing operations - Basic and Diluted	(0.54)	(0.80)
Discontinued operations - Basic and Diluted	(0.17)	(2.06)
Net loss per common share - basic and diluted	(0.71)	(2.86)

The accompanying notes are an integral part of these consolidated financial statements

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

						RETAINED	ACCUMULATED
						EARNINGS	OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	ADDITIONAL	STATUTORY	(ACCUMULATED	COMPREHENSIVE	CONTROLLING
	SHARES	AMOUNT	RECEIVABLE	PAID-IN CAPITAL	RESERVE	DEFICIT)	LOSS	INTEREST	TOTAL EQUITY
Balance at June 30, 2021	7,881,482	$7,881	$(8,535,203)	$41,105,806	$4,198,107	$8,661,071	$(731,805)	$672,349	$45,378,206

Stock issuance	1,265,226	1,265	5,511,203	4,168,702	-	-	-	-	9,681,170
Issuance of common shares for convertible notes redemption	1,837,155	1,838	-	7,363,164	-	-	-	-	7,365,002
Beneficial conversion feature associated with convertible notes	-	-	-	361,252	-	-	-	-	361,252
Disposal of Ankang	-	-	-	-	-	-	-	(1,072,667)	(1,072,667)
Net loss from continuing operations for the year	-	-	-	-	-	(7,593,058)	-	-	(7,593,058)
Net loss from discontinued operation for the year	-	-		-	-	(19,440,036)	-	(34,045)	(19,474,081)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,368,951)	36,015	(1,332,936)
Balance at June 30, 2022	10,983,863	$10,984	$(3,024,000)	$52,998,924	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Acquisition of Biowin	-	-		-	-	-	-	5,301,786	5,301,786
Stock issuance	12,673,353	12,673	(108,362)	13,036,695	-	-	-	-	12,941,006
Issuance of common shares for convertible notes redemption	1,236,165	1,236	-	1,026,401	-	-	-	-	1,027,637
Common stock issued for management and employees	1,490,000	1,490	(650,000)	1,755,553	-	-	-	-	1,107,043
Common stock issued for services	10,000	10	-	29,990	-	-	-	-	30,000
Net loss from continuing operations for the year	-	-	-	-	-	(10,126,904)	-	(584,264)	(10,711,168)
Net loss from discontinued operation for the year	-	-	-	-	-	(3,236,495)		(8,368)	(3,244,863)
Foreign currency translation loss	-	-	-	-	-	-	(2,891,625)	(19,658)	(2,911,283)
Balance at June 30, 2023	26,393,381	$26,393	$(3,782,362)	$68,847,563	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

The accompanying notes are an integral part of these consolidated financial statements.

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,956,031)	$(27,067,139)
Net loss from discontinued operations, net of tax	(3,244,863)	(19,474,081)
Net loss from continuing operations	(10,711,168)	(7,593,058)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663,159	101
Loss from disposal of property and equipment	166	-
Provision for doubtful accounts	2,871,714	1,448,513
Reversal of inventory reserve	(166,718)	-
Deferred tax benefit	(194,564)	-
Loss (gain) from equity method investments	20,876	132,554
Amortization of right of use assets	34,340	-
Impairment loss on an unconsolidated entity	596,570	-
Impairment loss on property and equipment	93,353	-
Common stock issued for management and employees	1,107,044	-
Common stock issued for services	30,000	-
Amortization of debt issuance and other costs	803,355	1,379,777
Accrued interest expense for convertible notes	933,524	830,401
Accrued interest income from third parties	(119,978)	(592,401)

Changes in operating assets and liabilities:
Accounts receivable	186,647	-
Advances to suppliers	67,696	-
Inventories	474,096	-
Other current assets	(1,109,500)	(2,109,444)
Accounts payable	(147,779)	-
Advances from customers	(310,867)	-
Other payables and accrued expenses	316,254	2,489,259
Other long-term payable	71,916	-
Operating lease liabilities	(91,873)	-
Taxes payable	60,393	1,158
Net cash used in operating activities from continuing operations	(4,521,344)	(4,013,140)
Net cash used in operating activities from discontinued operations	(869,250)	(1,699,422)
Net cash used in operating activities	(5,390,594)	(5,712,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(18,846)	(1,815)
Payment made for loans to third parties	-	(14,434,206)
Repayments of loans to third parties	10,915,129	-
Investment in unconsolidated entity	-	(750,000)
Payment made for business acquisition	(9,000,000)	-
Acquisition of subsidiaries, net of cash	621,979	-
Prepayment for business acquisition	(2,000,000)
Net cash provided by (used in) investing activities from continuing operations	518,262	(15,186,021)
Net cash provided by (used in) investing activities from discontinued operations	515,212	(20,830,172)
Net cash provided by (used in) investing activities	1,033,474	(36,016,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	1,294,487	-
Repayment of short-term bank loans	(1,582,151)	-
Proceeds from issuance of common stock	4,844,007	9,681,171
Proceeds from (repayments of) advances from related parties	(82,611)	18,061
Proceeds from issuance of convertible notes	-	17,000,000
Net cash provided by financing activities from continuing operations	4,473,732	26,699,232
Net cash provided by financing activities from discontinued operations	7,636	1,713,003
Net cash provided by financing activities	4,481,368	28,412,235

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(1,122,720)	(542,643)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(998,472)	(13,859,163)

CASH AND CASH EQUIVALENTS - Beginning of the year	15,165,231	29,024,394

CASH AND CASH EQUIVALENTS - End of the year	$14,166,759	$15,165,231

Less: cash and cash equivalents of discontinued operations - Ended of the year	13,540,793	14,227,219

Cash and cash equivalents of continuing operations - Ended of the year	$625,966	$938,012

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$31,059	$-

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$1,027,637	$7,365,002
Issuance of common shares for proceeds received in prior year	$5,000,000	$-
Issuance of common shares for business acquisition	$3,097,000	$-
Right-of-use assets obtained in exchange for operating lease obligations	$2,337,257	$1,936,837
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$972,168	$1,048,857
Repayments of loans to third parties offset by other payables	$2,750,356	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB10.0 million (approximately US$1.5 million). TNB became a wholly-owned subsidiary of Tenet-Jove. The operating of TNB was ceased on May 15, 2023.

On July 23, 2020, Shanghai Jiaying International Trade Co., Ltd. (“Shanghai Jiaying”) was established with registered capital of RMB200 million (approximately US$29.9 million). Tenet-Jove owned an equity interest of 90% of Shanghai Jiaying, and the remaining 10% equity interests was owned by an individual shareholder. Jiaying Trade did not engage in any active business operations, and the operating of Shanghai Jiaying was ceased on December 21, 2021.

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

On May 16, 2023, Shinkang Technology (Jiangsu) Co., Ltd (“Shinkang”) was established with registered capital of RMB10.0 million (approximately US$1.4 million). Life Science owned an equity interest of 51% of Shinkang, and the remaining 49% equity interests was owned by one shareholder. Shinkang is currently not engaging in any active business operations.

On May 16, 2023, Fuzhou Meida Health Management Co., Ltd (“Fuzhou Meida”), formerly known as Pangke Planet (Fuzhou) Health Management Co., Ltd, was established with registered capital of RMB1.0 million (approximately US$0.1 million). Life Science owned an equity interest of 51% of Fuzhou Meida, and the remaining 49% equity interests was owned by two shareholders. Fuzhou Meida is currently not engaging in any active business operations

On May 23, 2023, Life Science established Beijing Shineco Chongshi Information Consulting Co., Ltd (“Chongshi”) as a wholly owned entity with registered capital of RMB0.1 million (approximately US$0.01 million). Chongshi is currently not engaging in any active business operations

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Shareholders of Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”) in exchange for the control of 100% of equity interests and assets in Guangyuan; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Life Science. As the consideration for the acquisition, the Company paid to Seller US$9 million in cash and the Company issued 3,260,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among Life Science, the Seller and Biowin, the Seller enjoyed 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Life Science from January 1, 2023.

On May 29, 2023, Life Science HK entered into a stock purchase agreement (the “Agreement”) with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

The Company, Its subsidiaries, its VIEs, and its VIEs’ subsidiaries currently operate four main business segments: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) Qingdao Zhihesheng and Guangyuan are engaged in planting, processing, and distributing green agricultural produce; (“Agricultural Products”); 3) Zhisheng Freight is providing domestic and international logistic services (“Freight Services”); and 4) Biowin is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”). These different business activities and products can potentially be integrated and benefit from one another. Due to the Acquisition mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by Tenet-Jove and its subsidiaries, Guangyuan and Zhisheng VIEs which Tenet-Jove is the primary beneficiary (the “Tenet-Jove Disposal Group”), are classified as discontinued operations on the Company consolidated financial statements.

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s consolidated financial statements, the Company had recurring net losses of US$13,956,031 and US$27,067,139, and continuing cash outflow of US$5,390,594 and US$5,712,562 from operating activities for the years ended June 30, 2023 and 2022, respectively. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of June 30, 2023, the Company had positive working capital due to the following measurements the management has taken to enhance the Company’s liquidity:

1)	On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares of its common stock at a per share purchase price of $0.915 for gross proceeds of up to US$1,758,340. As of June 30 2023, proceeds amounted to US$1.65 million has been received by the Company, and the remaining balance of the proceeds was received as the date of the report.

2)	On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000, and the balance of the proceeds is expected to be fully collected by December 31, 2023.

3)	The Company financed from commercial banks. As of June 30, 2023, the Company had US$1.2 million in bank loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

4)	As of June 30, 2023, the Company had cash and cash equivalents in the amount of approximately US$0.6 million from continuing operations for the next operating cycle in next twelve months.

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

There are no consolidated assets of the VIEs and the VIEs’ subsidiaries that are collateral for the obligations of the VIEs and the VIEs’ subsidiaries and can only be used to settle the obligations of the VIEs and the VIEs’ subsidiaries.

As the VIEs are incorporated as limited liability companies under the PRC Company Law, creditors or beneficial interest holders of the VIEs do not have recourse to the general credit of the Company for any of the liabilities of the VIEs in normal course of business.

There are no terms in any arrangements, considering both explicit arrangements and implicit variable interests that require the Company or its subsidiaries to provide financial support to the VIEs and the VIEs’ subsidiaries. However, if the VIEs and the VIEs’ subsidiaries ever need financial support, the Company or its subsidiaries may, at its option and subject to statutory limits and restrictions, provide financial support to the VIEs and the VIEs’ subsidiaries through loans to the shareholder of the VIEs and the VIEs’ subsidiaries or entrustment loans to the VIEs and the VIEs’ subsidiaries.

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information and the carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	June 30, 2023	June 30, 2022

Current assets	$32,532,618	$34,723,255
Non-current assets	2,493,883	1,212,739
Total assets	35,026,501	35,935,994
Total liabilities	(5,952,438)	(5,719,289)
Net assets	$29,074,063	$30,216,705

	For the years ended June 30,
	2023	2022
Net sales	$2,448,508	$2,142,511
Gross loss	$(594,290)	$(1,556,403)
Income (loss) from operations	$482,105	$(11,476,699)
Net income (loss) attributable to Shineco, Inc.	$515,789	$(14,023,582)

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net loss of these entities are reported separately in the consolidated statements of loss and comprehensive loss.

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

Revenue Recognition

The Company generates its revenues primarily through sales of Luobuma products, agricultural products and rapid diagnostic and other products, as well as providing logistic services and other processing services to external customers in accordance with ASC 606. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

More specifically, revenue related to the Company’s products and services is generally recognized as follows:

Sales of products: The Company recognized revenue from the sale of products when the goods were delivered and title to the goods passed to the customer, provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from the provision of services: The Company merely acts as an agent in these types of services transactions. Revenue from domestic air and overland freight forwarding services was recognized upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2023 and 2022, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The fair value of long-term receivables is determined using a present value technique by discounting the future expected contractual cash flows using current rates at which similar instruments would be issued at the measurement date. As of June 30, 2023 and 2022, the allowance for doubtful accounts from the continuing operations was US$946,892 and US$ nil, respectively. As of June 30, 2023 and 2022, the allowance for doubtful accounts from the discontinued operations was US$7,206,958 and US$7,317,236, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. Agricultural products that the Company farms are recorded at cost, which includes direct costs such as seed selection, fertilizer, labor cost and contract fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of prepayments of farmland leases and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to the harvested crops costs when they are sold. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2023 and 2022, the inventory reserve from the continuing operations was US$56,655 and US$ nil, respectively. As of June 30, 2023 and 2022, the inventory reserve from the discontinued operations was US$1,106,649 and US$1,249,543, respectively.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. As of June 30, 2023 and 2022, the allowance for uncollectible advances from the continuing operations was US$3,502 and US$ nil, respectively. As of June 30, 2023 and 2022, the allowance for uncollectible advances from the discontinued operations was US$10,163,946 and US$13,544,627, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the years ended June 30, 2023 and 2022, the impairment for its ROU assets from the continuing operations were both US$ nil. For the years ended June 30, 2023 and 2022, the impairment for its ROU assets from the discontinued operations were US$ nil and US$2,268,344, respectively.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, distribution right, ROU assets and investments. For the years ended June 30, 2023 and 2022, the impairment for its long-lived assets from the continuing operations were both US$689,923 and US$ nil, respectively. For the years ended June 30, 2023 and 2022, the impairment for long-lived assets from the discontinued operations were US$ nil and US$4,315,888, respectively.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at June 30, 2023 and 2022. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at June 30, 2023, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of June 30, 2023, the tax years ended December 31, 2018 through December 31, 2022 for the Company’s PRC subsidiaries from the continuing operations and the discontinued operations remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2023 and 2022 were translated at 1 RMB to 0.1378 USD and at 1 RMB to 0.1493 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2023 and 2022 were 1 RMB to 0.1438 USD and 1 RMB to 0.1549 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the years ended June 30, 2023 and 2022, total research and development expense from continuing operations were approximately US$135,849 and US$ nil, respectively. No research and development expense were from discontinued operations for the years ended June 30, 2023 and 2022.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive loss in the consolidated statements of loss and comprehensive loss.

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

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended June 30, 2023 and 2022.

The following table presents a reconciliation of basic and diluted loss per share for the years ended June 30, 2023 and 2022:

	For the years ended June 30,
	2023	2022
Net loss from continuing operations attributable to Shineco	$(10,126,904)	$(7,593,058)
Net loss from discontinued operations attributable to Shineco	(3,236,495)	(19,440,036)
Net loss attributable to Shineco	$(13,363,399)	$(27,033,094)

Weighted average shares outstanding - basic and diluted	18,634,212	9,458,077

Net loss from continuing operations per share of common share
Basic and diluted	$(0.54)	$(0.80)

Net loss from discontinued operations per share of common share
Basic and diluted	$(0.17)	$(2.06)

Net loss per share of common share
Basic and diluted	$(0.71)	$(2.86)

Reclassifications

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting the Company’s Tenet-Jove Disposal Group as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) - now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance effective July 1, 2023 and the adoption of this ASU is not expected to have a material impact on its financial statements.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Entities about Government Assistance (Topic 832), which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2021, but as early adoption is permitted. The Company adopted this guidance effective July 1, 2022 and the adoption of this ASU is not expected to have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	June 30, 2023	June 30, 2022

Accounts receivable	$10,467,260	$9,138,790
Less: allowance for doubtful accounts	(8,153,850)	(7,317,236)
Accounts receivable, net	2,313,410	1,821,554
Less: accounts receivable, net held for discontinued operations	(2,278,824)	(1,821,554)
Accounts receivable, net held for continuing operations	$34,586	$-

Movement of allowance for doubtful accounts is as follows:

	June 30, 2023	June 30, 2022

Beginning balance	$7,317,236	$9,635,506
Acquisition of Biowin	451,863	-
Charge to expense	1,050,753	1,632,670
Less: disposal of VIE	-	(3,677,073)
Less: write-off	(62,125)
Foreign currency translation adjustments	(603,877)	(273,867)
Ending balance	$8,153,850	$7,317,236

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	June 30, 2023	June 30, 2022

Raw materials	$315,129	$67,467
Work-in-process	16,713,913	18,709,325
Finished goods	1,179,243	1,191,275
Less: inventory reserve	(1,163,304)	(1,249,543)
Total inventories, net	17,044,981	18,718,524
Less: inventories, net, held for discontinued operations	(16,720,575)	(18,718,524)
Inventories, net, held for continuing operations	$324,406	$-

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

The Company wrote off inventory held for discontinued operations amounted to US$803,186 and US$1,574,241 during the years ended June 30, 2023 and 2022, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	June 30, 2023	June 30, 2022

Advances to suppliers	$10,170,145	$13,548,178
Less: allowance for doubtful accounts	(10,167,448)	(13,544,627)
Advance to suppliers, net	2,697	3,551
Less: advance to supplier, net, held for discontinued operations	-	(3,551)
Advance to supplier, net, held for continuing operations	$2,697	$-

Advances to suppliers consist of mainly payments to suppliers for yew trees, as well as raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2023	June 30, 2022

Beginning balance	$13,544,627	$10,885,264
Acquisition of Biowin	56,831	-
Charge to (reversal of) expense	(2,349,716)	4,938,064
Less: disposal of VIE	-	(1,774,400)
Less: write-off	(147,172)
Foreign currency translation adjustments	(937,122)	(504,301)
Ending balance	$10,167,448	$13,544,627

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	June 30, 2023	June 30, 2022

Loans to third parties (1)	$1,481,101	$16,345,717
Other receivables (2)	2,629,733	3,246,293
Prepayment for business acquisition (3)	2,000,000	-
Short-term deposit	37,015	164,261
Prepaid expenses	1,629	20,872
Subtotal	6,149,478	19,777,143
Less: allowance for doubtful accounts	(3,287,793)	(2,545,565)
Total other current assets, net	2,861,685	17,231,578
Less: other current assets, net, held for discontinued operations	(34,643)	(1,420,637)
Other current assets, net, held for continuing operations	$2,827,042	$15,810,941

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. Due to the impact from COVID-19, the Company did not receive repayments of loans to third parties according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023 and 2022, the allowance for doubtful accounts was US$1,481,101 and US$384,915, respectively. Management will continue putting effort in collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses.

3)	The amount pertains to prepaid purchase consideration made for acquisition of Wintus.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2023	June 30, 2022

Beginning balance	$2,545,565	$995,760
Acquisition of Biowin	14,504	-
Charge to expense	1,867,474	2,117,316
Less: disposal of VIE	-	(326,491)
Less: write-off	(964,509)	-
Foreign currency translation adjustments	(175,241)	(241,020)
Ending balance	$3,287,793	$2,545,565

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2023	June 30, 2022

Buildings	$1,064,656	$1,808,172
Machinery and equipment	1,132,064	27,351
Motor vehicles	195,183	139,077
Office equipment	142,288	178,271
Leasehold improvement	-	186,314
Farmland leasehold improvements	2,898,328	3,139,729
Subtotal	5,432,519	5,478,914
Less: accumulated depreciation and amortization	(3,437,327)	(3,388,640)
Less: impairment for property and equipment	(749,299)	(714,802)
Total property and equipment, net	1,245,893	1,375,472
Less: property and equipment, net, held for discontinued operations	(32,777)	(1,373,820)
Property and equipment, net held for continuing operations	$1,213,116	$1,652

Depreciation and amortization expense charged to the continuing operations was US$28,976 and US$101 for the years ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense charged to the discontinued operations was US$87,129 and US$386,871 for the years ended June 30, 2023 and 2022, respectively.

During the year ended June 30, 2023 and 2022, the management performed evaluation on the impairment of property and equipment. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, have not been able to grow and cultivate green agricultural produce on the leased farmlands, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of such leased farmland (Note 11). Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired as of June 30, 2022. Impairment loss on property and equipment from the continuing operations was US$93,353 and US$ nil for the years ended June 30, 2023 and 2022, respectively. Impairment loss on property and equipment from the discontinued operations was US$ nil and US$741,644 for the years ended June 30, 2023 and 2022, respectively.

Farmland leasehold improvements, net consisted of following:

	June 30, 2023	June 30, 2022

Blueberry farmland leasehold improvements	$2,226,624	$2,412,079
Yew tree planting base reconstruction	249,464	270,242
Greenhouse renovation	422,240	457,408
Subtotal	2,898,328	3,139,729
Less: accumulated amortization	(2,238,484)	(2,424,927)
Less: impairment for farmland leasehold improvements	(659,844)	(714,802)
Total farmland leasehold improvements, net	$-	$-

NOTE 9 - DISTRIBUTION RIGHTS

The Company acquired distribution rights to distribute branded products of Daiso 100-yen shops through the acquisition of Tianjin Tajite. As this distribution right is difficult to acquire and will contribute significant revenue to Tianjin Tajite, such distribution rights were identified and valued as an intangible asset in the acquisition of Tianjin Tajite. The distribution rights, which have no expiration date, have been determined to have an indefinite life. Since the distribution rights have an indefinite life, the Company will evaluate them for impairment at least annually or earlier if determined necessary. During the year ended June 30, 2022, the management performed evaluation on the impairment of distribution rights. As the Company is unable to generate any revenue and profit from the distribution right due to the unfavorable policy of China Customs and current business environment caused by the continuous impact from the COVID-19, the management fully recorded an impairment loss on distribution rights of Tianjin Tajite held for discontinued operations.

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

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of December 31, 2022, a total of US$0.70 million was fully injected by the Company. The Company recorded a loss of US$20,876 and US$132,554 for the years ended June 30, 2023 and 2022, respectively, from the investment held for continuing operations, which was included in “Loss from equity method investments” in the consolidated statements of loss and comprehensive loss. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment during the year ended June 30, 2023.

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

The Company’s investment in unconsolidated entities consists of the following:

	June 30, 2023	June 30, 2022

Gaojing Private Fund	$-	$617,446
Total investment	-	617,446
Less: investment, held for discontinued operations	-	-
Investment, held for continuing operations	$-	$617,446

Summarized financial information of unconsolidated entities from continuing operations is as follows:

	June 30, 2023	June 30, 2022

Current assets	$-	$558,962
Current liabilities	$-	$1,478

	For the years ended June 30,
	2023	2022

Net sales	$29,986	$-
Gross loss	-	(94)
Loss from operations	(186,640)	(403,069)
Net loss	(188,374)	(414,231)

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

The table below presents the operating lease related assets and liabilities held for continuing operations recorded on the balance sheets.

	June 30, 2023	June 30, 2022

ROU lease assets	$132,366	$-

Operating lease liabilities – current	86,978	-
Operating lease liabilities – non-current	44,469	-
Total operating lease liabilities	$131,447	$-

The weighted average remaining lease terms and discount rates for all of operating leases held for continuing operations were as follows as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.92	-
Weighted average discount rate	4.61%	-

The table below presents the operating lease related assets and liabilities held for discontinued operations recorded on the balance sheets.

	June 30, 2023	June 30, 2022

ROU lease assets	$2,538,037	$2,088,149

Operating lease liabilities – current	551,502	959,909
Operating lease liabilities – non-current	1,404,823	1,025,967
Total operating lease liabilities	$1,956,325	$1,985,876

The weighted average remaining lease terms and discount rates for all of operating leases held for discontinued operations were as follows as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.85	6.88
Weighted average discount rate	4.36%	5.30

Rent expenses totaled US$169,542 and US$344,624 from the continuing operations for the years ended June 30, 2023 and 2022, respectively. Rent expenses totaled US$521,711 and US$740,125 from the discontinued operations for the years ended June 30, 2023 and 2022, respectively.

During the year ended June 30, 2022, the management performed evaluation on the impairment of ROU lease assets, and impairment loss for the ROU lease assets held for discontinued operations of US$2,268,344 was recorded for the year ended June 30, 2022. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs have not been able to grow and cultivate green agricultural produce on the leased farmland, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow. Therefore, the Company decided to record full impairment of leased farmland during the year ended June 30, 2022.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023:

	Continuing operations	Discontinued operations
2024	$90,965	$633,010
2025	45,482	608,157
2026	-	318,248
2027	-	318,248
2028	-	20,674
Thereafter	-	399,694
Total lease payments	136,447	2,298,031
Less: imputed interest	(5,000)	(341,706)
Present value of lease liabilities	$131,447	$1,956,325

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

Acquisition of Guangyuan

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Shareholders of Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”) in exchange for the control of 100% of equity interests and assets in Guangyuan; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing of the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the years ended June 30, 2023 and 2022.

The Company has included the operating results of Guangyuan in the consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$122,575 in net loss of Guangyuan were included in discontinued operations in the consolidated financial statements for the year ended June 30, 2023. US$44,150 in net sales and US$904,922 in net loss of Guangyuan were included in discontinued operations in the consolidated financial statements for the year ended June 30, 2022.

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

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill which amounted to US$6,574,743. The results of operations of Biowin have been included in the consolidated statements of operations from the date of acquisition.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$807,771
Inventories, net	784,336
Other current assets, net	49,979
Property and equipment, net	138,252
Intangible assets	12,683,656
Operating lease right-of-use assets	173,831
Goodwill	6,574,743
Deferred tax assets, net	346,523
Short-term bank loans	(1,594,596)
Accounts payable	(349,989)
Advances from customers	(407,437)
Other current liabilities	(446,729)
Operating lease liabilities - non-current	(45,730)
Deferred tax liabilities	(1,937,804)
Non-controlling interest	(5,301,785)
Total purchase price for acquisition, net of US$621,979 of cash	$11,475,021

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of June 30, 2023 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,655	10
Less: accumulated amortization	(634,183)
Total intangible assets, net	12,049,473
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$12,049,473

The amortization expense of intangible assets was US$634,183 from the continuing operations for the year ended June 30 2023.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$130,887 and US$ 700,000 for the years ended June 30, 2023 and 2022.

The Company has included the operating results of Biowin in continuing operations in its consolidated financial statements since the Acquisition Date. US$550,476 in net sales and US$1,181,289 in net loss of Biowin were included in the consolidated financial statements for the year ended June 30, 2023.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of June 30, 2023 and 2022, the outstanding amounts due from related parties consisted of the following:

	June 30, 2023	June 30, 2022

Zhao Min	$-	$1,410
Shanghai Gaojing Private Fund Management (a.)	396,938	429,998
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b.)	1,441,485	1,719,568
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c.)	4,534,211	4,644,011
Subtotal	6,372,634	6,794,987
Less: allowance for doubtful accounts	(1,838,423)	-
Total due from related parties, net	4,534,211	6,794,987
Less: due from related parties, held for discontinued operations	(4,534,211)	(6,794,987)
Due from related parties, held for continuing operations	$-	$-

a.	The Company owns 32% equity interest in this company. Those advances are due on demand and non-interest bearing (Note 10). The Company made a full impairment on this investment and fully recorded an allowance for doubtful accounts for the amount due from this company as of June 30, 2023.

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$77,213 as of June 30, 2022. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$206,738 (RMB 1.5 million) will be paid by September 30, 2022, US$689,128 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the year ended June 30, 2023, the Company received payment of US$ 206,738 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance including the principal and interest was amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for doubtful accounts as of June 30, 2023.

Interest income was US$63,519 and US$80,113 for the years ended June 30, 2023 and 2022, respectively.

c.

On October 28, 2021, the Company entered into a loan agreement with Zhongjian International to with an amount of US$4,334,401 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance including the principal and interest were amounted to US$4,534,211 and US$4,644,011 as of June 30, 2023 and 2022, respectively.

Interest income was US$258,034 and US$186,543 for the years ended June 30, 2023 and 2022, respectively.

Due to Related Parties

As of June 30, 2023 and 2022, the Company had related party payables held for continuing operations of US$48,046 and US$96,081, respectively. As of June 30, 2023 and 2022, the Company had related party payables held for discontinued operations of US$2,431,191 and US$2,702,719, respectively. Due to related parties are mainly due to the principal stockholders or certain relatives of the stockholders, and senior management of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	June 30, 2023	June 30, 2022

Wu Yang	$-	$95,630
Wang Sai	-	96,081
Li Baolin	1,930	-
Zhao Min (a.)	409,345	562,528
Zhou Shunfang (b.)	2,019,916	2,044,561
Huang Shanchun	28,651	-
Liu Fengming	4,779	-
Yan Lixia	742	-
Zhan Jiarui	1,761	-
Liu Xinqiao	2,113	-
Mike Zhao	10,000	-
Total due to related parties	2,479,237	2,798,800
Less: due to related parties, held for discontinued operations	(2,431,191)	(2,702,719)
Due to related parties, held for continuing operations	$48,046	$96,081

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed additional loan of US$27,565 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$379,217 as of June 30, 2023.

b.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhou Shunfang to borrow an aggregated amount of US$1,269,092 (RMB 8.5 million) for the Company’s working capital needs for less than one year, with a maturity date range on March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. All loans were fully repaid by the Company upon their maturity.

Interest expenses on loans due to related parties were US$21,766 and US$442,241 for the years ended June 30, 2023 and 2022, respectively.

Loan guarantee provided by related parties

The Company’s related parties provide guarantee for the Company’s short-term bank loans (see Note 14).

Loan guarantee provided to a related party

On May 29, 2023, the Board of the Company approved that we pledged the real estate property with a net book value of US$1,048,710 as collateral to guarantee a personal loan of Mr. Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. Based on the memorandum entered between us and Yuying Zhang, the related party, the related party is expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property is failed to be released by due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo, for a principal amount of 15,000,000 RMB and with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. A copy of the translated pledge agreement is attached herein as Exhibit 10.97 and a copy of the translated loan agreement and its translated supplementary agreement is attached herein as Exhibit 10.98 and 10.99, respectively.

NOTE 14 - SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

Lender	June 30, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank-a	$413,477	2024/3/29	4.80%
Bank of Jiangsu-b	413,477	2024/6/13	4.00%
Bank of China-c	413,477	2024/6/26	3.60%
Total short-term bank loans	1,240,431
Less: short-term loans, held for discontinued operations	-
Short-term loans, held for continuing operations	$1,240,431

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, and his wife, Mrs. Jie Liang.

Interest expenses from discontinued operations were both US$ nil for the years ended June 30, 2023 and 2022, respectively. The Company recorded interest expenses from continuing operations of US$31,059 and US$ nil for the years ended June 30, 2023 and 2022, respectively. The annual weighted average interest rates from continuing operations were 4.45% and nil for the years ended June 30, 2023 and 2022, respectively.

NOTE 15 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022 (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to $3,500,528.40. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the repayment of the notes. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to $3,929,497.72.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022 (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $ 11,878,240.57.

For the above-mentioned convertible promissory notes issued, interest accrues on the outstanding balance of these notes at 6% per annum. The Investor may seek repayment of all or any part of the outstanding balance of the note, at any time after six months from the issue date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock at a price equal to 80% multiplied by the lowest daily volume weighted average price (“VWAP”) during the fifteen trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the note. Following the receipt of a redemption notice, the Company may either ratify Investor’s proposed allocation in the applicable redemption notice or elect to change the allocation by written notice to Investor within twenty-four (24) hours of its receipt of such redemption notice, so long as the sum of the cash payments and the amount of redemption conversions equal the applicable redemption amount.

As of June 30, 2023, the Company received principal in full from the Investor. For the years ended June 30, 2023 and 2022, a total of US$803,355 and $1,379,777 in amortization of the debt issuance and other costs from continuing operations was recorded on the consolidated statements of loss and comprehensive loss, respectively.

As of June 30, 2023, shares of the Company’s common stock totaling 3,073,320 were issued by the Company to the Investor equaling principal and interests amounted to US$8,392,639, and the Notes balance held for continuing operations was US$15,126,198, with a carrying value of US$15,843,643, net of deferred financing costs of US$717,445 was recorded in the accompanying consolidated balance sheets.

NOTE 16 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged. Biowin is subject to corporate income tax at a reduced rate of 15% starting from December 2019, when it was approved by local government as a High and New Technology Enterprises (“HNTEs”), to December 2022. In December 2022, the Company successfully renewed its HNTE certification with local government and will continue to enjoy the reduced income tax rate of 15% for another three years through December 2025.

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

i) The components of the income tax benefit were as follows:

	For the years ended June 30,
	2023	2022
Current income tax benefit	$-	$-
Deferred income tax benefit	(194,564)	(292,266)
Total income tax benefit	(194,564)	(292,266)
Less: income tax expenses, held for discontinued operations	-	292,266
Income tax expenses, held for continuing operations	$(194,564)	$-

ii) The components of the deferred tax liability were as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets:
Allowance for doubtful accounts	$1,360,693	$1,252,245
Inventory reserve	281,237	311,439
Net operating loss carry-forwards	1,223,159	979,682
Total	2,865,089	2,543,366
Valuation allowance	(2,471,066)	(2,543,366)
Total deferred tax assets	394,023	-
Deferred tax liability:
Intangible assets	(1,810,615)	-
Total deferred tax liability	(1,810,615)	-
Deferred tax liability, net	(1,416,592)	-
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(1,416,592)	$-

Movement of the valuation allowance:

	June 30, 2023	June 30, 2022

Beginning balance	$2,543,366	$1,810,023
Acquisition of Biowin	376,085	-
Current year addition (reduction)	(252,836)	798,160
Exchange difference	(195,549)	(64,817)
Ending balance	2,471,066	2,543,366
Less: valuation allowance, held for discontinued operations	(2,396,504)	(2,543,366)
Valuation allowance, held for continuing operations	$74,562	$-

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2023 and 2022, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	June 30, 2023	June 30, 2022

Income tax payable	$1,048,188	$992,780
Value added tax payable	46,451	34,925
Business tax and other taxes payable	3,834	3,375
Total tax payable	1,098,473	1,031,080
Less: tax payable, held for discontinued operations	(262,459)	(285,198)
Tax payable, held for continuing operations	$836,014	$745,882

Income tax payable - current portion	$763,328	$584,220
Less: income tax payable - current portion, held for discontinued operations	(262,459)	(285,198)
Income tax payable - current portion, held for continuing operations	$500,869	$299,022

Income tax payable - noncurrent portion	$335,145	$446,860
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$335,145	$446,860

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of June 30, 2023 and 2022, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 3,872,194 shares of common stock to selected investors at a price of US$3.2 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of June 30, 2023.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. As of June 30, 2023, the subscription receivable was amounted to US$108,362 which was recorded on the consolidated balance sheet. As the date of this report, the proceeds were fully collected.

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

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of June 30, 2023, the subscription receivable was amounted to US$650,000 which was recorded on the consolidated balance sheet, and the proceeds is expected to be fully collected by December 31, 2023.

On January 12, 2023, the Board of the Company approved the issuance of 10,000 shares of the Company’s common stock to the Company’s service provider as the compensation for service provided, with a value of US$30,000 based on share price of US$3.0. All of the shares were issued on January 12, 2023.

On May 17, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 167,778 shares (the “Shares”). The fair value of the Shares was US$90,600 based on the fair value of share price US$0.54 at May 17, 2023. The Shares were issued on May 19, 2023.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 1,137,170 shares of common stock of the Company (the “Shares”) at a price of $1.05 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement (the “Agreements”) with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 4,000,000 shares of common stock of the Company (the “Shares”) at a price of $0.5 per share. The transaction contemplated by the Agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of $2.0 million from the Investors and all of the Shares were issued on June 22, 2023.

NOTE 18 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$581,092 and US$111,684 as of June 30, 2023 and 2022, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$13,540,534 and US$14,226,937 as of June 30, 2023 and 2022, respectively.

During the years ended June 30, 2023 and 2022, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2023, one customer accounted for approximately 14% of the Company’s total sales from the continuing operations, respectively. For the year ended June 30, 2023, four customers accounted for approximately 81% of the Company’s total sales from the discontinued operations, respectively. At June 30, 2023, three customers accounted for approximately 94% of the Company’s accounts receivable from the continuing operations, and four customers accounted for approximately 85% of the Company’s accounts receivable from the discontinued operations.

For the year ended June 30, 2022, no sales were generated from the continuing operations, and five customers accounted for approximately 85% of the Company’s total sales from the discontinued operations, respectively. At June 30, 2022, all accounts receivable were held for the discontinued operations, and three customers accounted for approximately 71% of the Company’s accounts receivable from the discontinued operations, respectively.

For the year ended June 30, 2023, four vendors accounted for approximately 77% of the Company’s total purchases from the continuing operations, respectively. For the year ended June 30, 2023, two vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively.

For the year ended June 30, 2022, no purchases were made from the continuing operations, and one vendor accounted for approximately 92% of the Company’s total purchases from the discontinued operations.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Mrs. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trial, the Company was required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release (the “Agreement”) with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of approximately US$0.7 million (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of June 30, 2023, the Company has made the payments in full to the Plaintiff according to the Agreement.

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

The Company remains engaged in litigation in Shineco, Inc. v. Lei Zhang, et al., Index No. 160669/2021 before the New York Supreme Court’s Commercial Division. The note of issue date is November 15, 2023. The parties have not been able to reach a settlement. As of June 30, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the consolidated balance sheet.

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management’s assessment, the Company has determined that it has four operating segments according to its major products and locations as follows:

●	Developing, manufacturing, and distributing of specialized fabrics, textile products, and other by-products derived from an indigenous Chinese plant called Apocynum Venetum, commonly known as “Bluish Dogbane” or known in Chinese as “Luobuma” (referred to herein as Luobuma), which are reclassified as discontinued operations:

The operating companies of this segment, namely Tenet-Jove and Tenet Huatai, specialize in Luobuma growing, development and manufacturing of relevant products, as well as purchasing Luobuma raw materials processing.

This segment’s operations are focused in the north region of Mainland China, mostly carried out in Beijing, Tianjin, and Xinjiang.

●	Planting, processing, and distributing of green and organic agricultural produce as well as growing and cultivating of Chinese Yew trees (“Other agricultural products”), which are reclassified as discontinued operations:

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

●	Providing domestic air and overland freight forwarding services (“Freight services”), which are reclassified as discontinued operations:

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

●	Developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”):

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

The following table presents summarized information by segment for the year ended June 30, 2023:

	For the year ended June 30, 2023
	Continuing Operations	Discontinued Operations
	Rapid diagnostic and other	Luobuma	Other agricultural	Freight
	products	products	products	services	Total
Segment revenue	$550,476	$43,431	$2,022,219	$426,289	$3,042,415
Cost of revenue and related business and sales tax	424,291	2,638	2,748,167	294,631	3,469,727
Gross profit (loss)	126,185	40,793	(725,948)	131,658	(427,312)
Gross profit (loss) %	22.9%	93.9%	(35.9)%	30.9%	(14.0)%

The following table presents summarized information by segment for the year ended June 30, 2022:

	For the year ended June 30, 2022
	Continuing Operations	Discontinued Operations
	Rapid diagnostic and other	Luobuma	Other agricultural	Freight
	products	products	products	services	Total
Segment revenue	$-	$43,949	$1,687,884	$454,627	$2,186,460
Cost of revenue and related business and sales tax	-	98,209	3,364,744	334,170	3,797,123
Gross profit (loss)	-	(54,260)	(1,676,860)	120,457	(1,610,663)
Gross profit (loss) %	-	(123.5)%	(99.3)%	26.5%	(73.7)%

Total assets as of June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022

Luobuma products	$4,717,588	$10,982,562
Other agricultural products	33,408,143	46,488,334
Freight services	4,964,012	6,355,121
Rapid diagnostic and other products	20,379,396	-
Total assets	63,469,139	63,826,017
Less: total assets held for discontinued operations	(39,684,744)	(46,457,966)
Total assets, held for continuing operations	$23,784,395	$17,368,051

NOTE 21 - DISCONTINUED OPERATIONS

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement (the “Restructuring Agreement”) with the following parties:

●	Ankang Longevity, a company incorporated under the laws of the People’s Republic of China (the “PRC”);

●	Mr. Jiping Chen, who is a minority shareholder of the Company and holds 68.7% of the equity interests in Ankang Longevity, and Ms. Xiaoyan Chen, who holds 31.3% of the equity interests in Ankang Longevity (collectively, the “Ankang Shareholders”);

●	Yushe County Guangyuan Forest Development Co., Ltd., a company incorporated under the laws of the PRC (“Guangyuan”); and

●	Mr. Baolin Li, who is a minority shareholder of the Company and holds 90% of the equity interests in Guangyuan, and Ms. Yufeng Zhang, who holds 10% of the equity interests in Guangyuan (collectively, the “Guangyuan Shareholders”).

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

On May 29, 2023, Life Science HK entered into a stock purchase agreement (the “Agreement”) with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2023 and 2022. The results of operations of Ankang Longevity and Tenet-Jove Disposal Group have been reclassified to “net loss from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2023 and 2022.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of June 30, 2023 and 2022 consist of the following:

	June 30, 2023	June 30, 2022
Assets of discontinued operation:
Current assets:
Cash	$13,540,793	$14,227,219
Accounts receivables, net	2,278,824	1,821,554
Due from related parties	4,534,211	6,794,987
Inventories, net	16,720,575	18,718,524
Advances to suppliers, net	-	3,551
Other current assets, net	34,643	1,420,637
Total current assets of discontinued operation	37,109,046	42,986,472

Property and equipment, net	32,777	1,373,820
Long-term deposit and other noncurrent assets	4,884	9,525
Operating lease right-of-use assets	2,538,037	2,088,149
Total assets of discontinued operation	$39,684,744	$46,457,966

Liabilities of discontinued operation:
Current liabilities:
Accounts payable	$143,173	$1,547
Advances from customers	-	6,676
Due to related parties	2,431,191	2,702,719
Other payables and accrued expenses	2,005,519	5,109,476
Operating lease liabilities - current	551,502	959,909
Taxes payable	262,459	285,198
Total current liabilities of discontinued operation	5,393,844	9,065,525

Operating lease liabilities - non-current	1,404,823	1,025,967
Total liabilities of discontinued operation	$6,798,667	$10,091,492

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the Years Ended June 30,
	2023	2022

REVENUE	$2,491,939	$2,186,460

COST OF REVENUE
Cost of product and services	2,242,207	2,222,880
Stock written off due to natural disaster	803,186	1,574,241
Business and sales related tax	43	2
Total cost of revenue	3,045,436	3,797,123

GROSS LOSS	(553,497)	(1,610,663)

OPERATING EXPENSES
General and administrative expenses	2,521,778	14,017,280
Selling expenses	29,951	43,197
Impairment loss of distribution rights	-	1,140,551
Total operating expenses	2,551,729	15,201,028

LOSS FROM OPERATIONS	(3,105,226)	(16,811,691)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	-	(165,349)
Other income (expenses)	(142,258)	51,253
Interest income (expense), net	2,621	(407,165)
Total other loss	(139,637)	(521,261)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(3,244,863)	(17,332,952)

BENEIFT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	(292,266)

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	$(3,244,863)	$(17,040,686)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	-	(2,433,395)

NET LOSS FROM DISCONTINUED OPERATIONS	$(3,244,863)	$(19,474,081)

Net loss attributable to non-controlling interest	(8,368)	(34,045)

NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$(3,236,495)	$(19,440,036)

NOTE 22 - SUBSEQUENT EVENTS

On August 30, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 3,805,000 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$532,700 based on the fair value of share price US$0.14 at August 30, 2023. The Shares are expected to be issued in October 2023.

On May 29, 2023, Life Science HK entered into a stock purchase agreement (the “Agreement”) with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). The Acquisition was approved by the Board of Directors on the special meeting held on July 20, 2023. On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

These consolidated financial statements were approved by management and available for issuance on September 28, 2023, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these consolidated financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fiscal year ended June 30, 2023. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2023, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2020 :

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

Name	Age	Role	Since

Xiqiao Liu	43	Chief Operating Officer and Director	2022

Sai (Sam) Wang	38	Chief Financial Officer and Director	2015*

Jennifer Zhan	35	Chief Executive Officer and Director	2021

Jin Liu	57	Director (Independent)	2020

Aamir Ali Quraishi	53	Director (Independent)	2022

Mike Zhao	59	Chair of the Board (Independent)	2022

Hu Li	49	Director (Independent)	2021

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

Xiqiao Liu, age 43, has over 10 years of experience in investment and asset management. Since July 2017 , Mr. Liu has been serving as the Deputy Director of the Board Office overseeing the financing and securities of the Company. From July 2015 to May 2017, Mr. Liu worked as a fund manager at Shanghai Shunjia Industry Co., Ltd., a private equity fund. Mr. Liu has a Bachelor of Arts Degree in Economics from Beijing Materials University specializing in stock options, and an MBA degree from Remin University of China..

Sai (Sam) Wang, age 38, became our Chief Financial Officer in February 2015 and Director since 2016. Mr. Wang has worked for Shineco, Inc. since 2011 where he served as Financial Controller until his appointment as our Chief Financial Officer. Mr. Wang has been the supervisory director of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. since 2014. He serves as the General Manager of Qingdao Yinghuanhai International Logistics Co., Ltd. since 2012. Prior to joining Shineco, he worked for Citibank in Shenzhen from 2008 until 2011, where he served as Manager of Corporate Finance. Mr. Wang obtained a Masters in Commerce with a concentration in applied finance from The University of Queensland in 2010. In 2008, he received a bachelor’s degree in Accounting from Griffith University in Australia. Mr. Wang was chosen as a director because he has profound knowledge of our industry and he is experienced with our financial matters.

Jennifer Zhan, age 35, was a founding partner of Tian ‘Ang capital Beijing Investment Management Co., Ltd., a private equity investment firm, since January 2018. Ms. Zhan was mainly responsible for the firm’ daily operation, team building, business expansion, and its private equity investment in the medical and health field. From December 2017 to December 2018, Ms. Zhan served as Vice President of CEB International, an investment company under China Everbright Bank. She was responsible for daily operation and management, established good cooperative relationships with top domestic and foreign investment banks such as Goldman Sachs, JPMorgan Chase, Guotai Junan, SDIC China Merchants, Sequoia Capital, and established venture capital funds in cooperation with Shandong Yantai and other local governments. From January 2015 to November 2017, Ms. Zhan was Deputy Director of Financial Law Division at Jingshi Law Firm, one of the top five law firms in China with 2,000 practicing lawyers. From January 2010 to December 2014, Ms. Zhan served as Chief Business Officer of Greater China at Japan Mitsubishi Japan Machinery Co., Ltd. Ms. Zhan obtained her bachelors’ degree in Business Administration from Beijing Foreign Studies University in 2010 and is studying in the executive MBA program at ESC PAU Pau Business School, France.

Jin Liu, age 57, has served as Executive Vice-President of China Science & Merchants Investment Management Group since 2014. Mr. Liu has served as an independent director of JLU Communication (Symbol: 300597) since 2017. Mr. Liu has the certificate of independent director of listed company issued by Shenzhen Stock Exchange and has experience in the design and transformation of corporate governance structure, capital restructuring and M&A. Mr. Liu received a Master Degree in economics from Dongbei University of Finance & Economics. Mr. Liu was appointed as a Director of the Company because he is an expert in risk control, information disclosure, financial management of domestic and foreign listed companies.

Aamir Ali Quraishi, age 53, has over 25 years of investment banking experience in Europe, Asia and the Middle East, having worked in both bulge bracket and mid cap institutions. Since April 2021, Mr. Quraishi has been serving as the Non-Executive Chairman of Bowen Fintech PLC, a London based special-purpose acquisition company. He started his career at PricewaterhouseCoopers and after achieving his Associate Chartered Accountant, moved on to work for a number of years in the M&A and Capital Markets divisions at Dresdner Kleinwort Wasserstein from 1996 to 2003 and then Libertas Capital Group Plc from 2003 to 2011. From 2014 to 2018, Mr. Quraishi served as a Managing Director of Teneo Capital LLC, a New York headquartered advisory and investment banking firm where he was responsible for the group’s Gulf Cooperation Council, Africa and Asia coverage. From 2018 to 2020, he served as a Board Director of a privately owned investment holdings company with equity interests in public and private companies across several geographies and industry sectors, including healthcare, mining, consumer and real estate. Mr. Quraishi has completed over USD 20 billion in transactions as of the date of this current report. He graduated with a bachelor’s degree in Economics from Cambridge University in the UK and remains a member of the Institute of Chartered Accountants in England and Wales.

Mike Zhao, age 59. Since April, 2018, Mr. Zhao has served as the Director of New York Hua Yang, Inc., a leading real estate company in New York. From July 2016 to March 2018, Mr. Zhao served as the Chief Executive Officer of TD Holdings, Inc. (NASDAQ stock ticker: GLG. Formerly known as China Commercial Credit Inc.). From September 2011 to July 2016, Mr. Zhao was appointed as the Chief Operating Officer and a director of New York Hua Yang, Inc. Mr. Zhao has more the 20 years of management experience in diverse corporations and financial service institutions, with a proven record of productivity, quality and integrity. Mr. Zhao obtained Master of Business Administration degree with the highest honor from University of Bridgeport in Connecticut in May 2003. Mr. Zhao received the Bachelor of Science degree from China Eastern Normal University in Shanghai, China in July 1985.

Hu Li, age 49, was the chief supervisor of Anhui Yihai Mining Equipment Co., Ltd., a public company in China NEEQ Market (Stock Symbol: 831451) since February 2018. From September 2015 to February 2018, Mr. Li served as the Vice General Manager of Shaanxi Huipu Financial Leasing Co., Ltd. He was responsible for daily operation and management and he carried out asset securitization and financial leasing business. From April 2006 to September 2015, Mr. Li was the manager of international department and board secretary of Bodisen Biotech Inc., an Amex listed company then. He was responsible for the company’s financing and investor relations. From July 2000 to March 2006, Mr. Li served as international trading manager of at Yuan Dong Trading Co., Ltd. From September 1995 to June 2000, Mr. Li worked as a bank clerk under the International Department in China Construction Bank, Xi’an Branch. Mr. Li obtained his master’s degree in Business Administration from Xi’an Technology University in 2008 and bachelor’s degree from Xi’an Fanyi University in 1996.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act , as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2023.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our code of ethics to any person who requests a copy in writing to the Secretary of the Company, including the e-mail address or facsimile number of the requesting party. Any written requests should be mailed to us at Shineco, Inc., Room 3310, North Tower, Zhengda Center, No. 20, Jinhe East Road, Chaoyang District, Beijing, People’s Republic of China 100020.

Item 11.	Executive Compensation

The following table shows the annual compensation paid by us for the years ended June 30, 2023 and 2022 to Ms. Jennifer Zhan and Mr. Sai (Sam) Wang, our principal executive officers. We are required to include the compensation of our CEO, regardless of his compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Jennifer Zhan(CEO)	2022	60,000					60,000
Jennifer Zhan(CEO)	2023	60,000					60,000
Sai (Sam) Wang(CFO)	2022	96,000					96,000
Sai (Sam) Wang(CFO)	2023	96,000					96,000

(1)	Salaries were paid in RMB.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2023.

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

Director Compensation

During the year ended June 30, 2023, we paid our independent directors an annual cash retainer of $10,000. In the future, we may also provide stock, option or other equity-based incentives to our directors for their service. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2023. Directors who are also officers do not receive any additional compensation for their services as directors .

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Xiqiao Liu	10,000						10,000
Sai (Sam) Wang	10,000						10,000
Jennifer Zhan	10,000						10,000
Jin Liu	10,000						10,000
Aamir Ali Quraishi	10,000						10,000
Hu Li	10,000						10,000
Mike Zhao	10,000						10,000

(1)	The compensation was paid in RMB and US$. The amounts in the foregoing table have been converted into U.S. Dollar at the conversion rate at 1 RMB to 0.137 USD.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of September 27, 2023, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., T1, Jiazhaoye Square, Chaoyang District, Beijing, People’s Republic of China 100020 .

Name and Address(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent (%) of Class(2)
Xiqiao Liu	common	43,000	0.1%
Sai (Sam) Wang	common	83,294	0.19%
Jennifer Zhan	common	43,000	0.1%
Jin Liu	common	0
Yanzeng An	common	0
Mike Zhao	common	0
Hu Li	common	0

All Officers and Directors as a Group (7 individuals in total)	common	169,294	0.39%

5% Shareholders Not Mentioned Above :
Wu Hai Tao	common	3,000,000	6.84%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: c/o Shineco, Inc., T1, Jiazhaoye Square, Chaoyang District, Beijing, People’s Republic of China 100022.

(2)	The number and percentage of outstanding shares of common stock is based upon 43,840,642 shares outstanding as of September 28, 2023.

Item 13.	Certain Relationships and Related Transactions, and director independence

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

On May 29, 2023, the Board of the Company approved that we pledged the real estate property with a net book value of US$1,048,710 as collateral to guarantee a personal loan of Mr. Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. Based on the memorandum entered between us and Yuying Zhang, the related party, the related party is expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property is failed to be released by due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo, for a principal amount of 15,000,000 RMB and with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. A copy of the translated pledge agreement is attached herein as Exhibit 10.97 and a copy of the translated loan agreement and its translated supplementary agreement is attached herein as Exhibit 10.98 and 10.99, respectively.

In addition, the Company’s related parties provide guarantee for the Company’s short-term bank loans (see Note 14).

DUE FROM RELATED PARTIES

The Company had previously made temporary advances to certain shareholders (listed below) of the Company and to other entities that are either owned by family members of those shareholders or to other entities that the Company has investments in. Those advances are due on demand, non-interest bearing.

As of June 30, 2023 and 2022, the outstanding amounts due from related parties consisted of the following:

	June 30, 2023	June 30, 2022

Zhao Min	$-	$1,410
Shanghai Gaojing Private Fund Management (a.)	396,938	429,998
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b.)	1,441,485	1,719,568
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c.)	4,534,211	4,644,011
Subtotal	6,372,634	6,794,987
Less: allowance for doubtful accounts	(1,838,423)	-
Total due from related parties, net	4,534,211	6,794,987
Less: due from related parties, held for discontinued operations	(4,534,211)	(6,794,987)
Due from related parties, held for continuing operations	$-	$-

a.	The Company owns 32% equity interest in this company. Those advances are due on demand and non-interest bearing (Note 10). The Company made a full impairment on this investment and fully recorded an allowance for doubtful accounts for the amount due from this company as of June 30, 2023.

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. The Company recorded interest receivable amounted to US$77,213 as of June 30, 2022. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$206,738 (RMB 1.5 million) will be paid by September 30, 2022, US$689,128 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the year ended June 30, 2023, the Company received payment of US$ 206,738 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance including the principal and interest was amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for doubtful accounts as of June 30, 2023.

Interest income was US$63,519 and US$80,113 for the years ended June 30, 2023 and 2022, respectively.

c.

On October 28, 2021, the Company entered into a loan agreement with Zhongjian International to with an amount of US$4,334,401 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance including the principal and interest were amounted to US$4,534,211 and US$4,644,011 as of June 30, 2023 and 2022, respectively.

Interest income was US$258,034 and US$186,543 for the years ended June 30, 2023 and 2022, respectively.

DUE TO RELATED PARTIES

As of June 30, 2023 and 2022, the Company had related party payables held for continuing operations of US$48,046 and US$96,081, respectively. As of June 30, 2023 and 2022, the Company had related party payables held for discontinued operations of US$2,431,191 and US$2,702,719, respectively. Due to related parties are mainly due to the principal stockholders or certain relatives of the stockholders, and senior management of the Company who lend funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	June 30, 2023	June 30, 2022

Wu Yang	$-	$95,630
Wang Sai	-	96,081
Li Baolin	1,930	-
Zhao Min (a.)	409,345	562,528
Zhou Shunfang (b.)	2,019,916	2,044,561
Huang Shanchun	28,651	-
Liu Fengming	4,779	-
Yan Lixia	742	-
Zhan Jiarui	1,761	-
Liu Xinqiao	2,113	-
Mike Zhao	10,000	-
Total due to related parties	2,479,237	2,798,800
Less: due to related parties, held for discontinued operations	(2,431,191)	(2,702,719)
Due to related parties, held for continuing operations	$48,046	$96,081

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed additional loan of US$27,565 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$379,217 as of June 30, 2023.

b.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhou Shunfang to borrow an aggregated amount of US$1,269,092 (RMB 8.5 million) for the Company’s working capital needs for less than one year, with a maturity date range on March 31, 2022. The loans bore a fixed annual interest rate of 20.0% per annum. All loans were fully repaid by the Company upon their maturity.

Interest expenses on loans due to related parties were US$21,766 and US$442,241 for the years ended June 30, 2023 and 2022, respectively.

SALES TO RELATED PARTIES

For the years ended June 30, 2023 and 2022, no sales to related parties or balance of accounts receivables were from continuing operations and discontinued operations.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Assentsure PAC, our independent accountants, for the fiscal year ended June 30, 2023 and 2022, respectively :

	Fiscal Year Ended June 30,
	2023	2022
Audit Fees(1)	$250,000	$200,000
Audit-related Fees(2)	9,200	8,900
Total	$259,200	$208,900

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees –This category consists of fees for other miscellaneous items such as travel and out-of-pocket expenses.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1	Certificate of Incorporation of Shineco, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

3.2	Amended and Restated Bylaws of Shineco, Inc.(Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

4.1	Specimen Common Stock Share Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))

4.2	2016 Share Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

4.3	2022 Equity Incentive Plan (Incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022.)

4.4	Amendment to Convertible Promissory Note, dated September 7, 2022

4.5	Amendment to Convertible Promissory Note, dated September 7, 2022

4.6	Amendment to Convertible Promissory Note, dated June 15, 2023

4.7	Amendment to Convertible Promissory Note, dated June 15, 2023

4.8	2023 Equity Incentive Plan

10.1	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.2	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.3	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.4	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.5	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.6	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.7	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.8	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.9	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.10	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.11	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.12	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.13	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.14	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.15	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.16	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.17	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.18	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.19	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.20	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.21	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.22	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.23	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.24	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.25	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.26	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.27	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.28	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.29	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.30	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.31	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.32	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.33	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.34	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.35	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.36	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.37	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.38	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.39	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.40	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.41	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.42	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.43	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.44	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.45	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.46	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.47	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.48	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.49	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.50	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.51	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.52	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.53	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.54	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.55	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.56	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.57	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.58	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.59	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.60	Form of Independent Director Engagement Letter (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

10.61	2016 Share Incentive Plan (included in Exhibit 4.2) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

10.62	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

10.67	Form of Securities Purchase Agreement dated December 10, 2020 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 15, 2020)

10.68	Form of Stock Purchase Agreement by and between the Company and the Purchasers dated April 14, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 1, 2021)

10.69	Employment Agreement dated May 6, 2021 by and between Shineco, Inc. and Ou Yang (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 7, 2021)

10.70	English translation of the Restructuring Agreement, dated June 8, 2021, by and among the Company, Tenet-Jove, Ankang Longevity, the Ankang Shareholders, Guangyuan, and the Guangyuan Shareholders (Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 28, 2022)

10.71	Exclusive Business Cooperation Agreement, dated June 8, 2021, by and between Tenet-Jove and Guangyuan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.72	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.73	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.74	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.75	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.76	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Baolin Li) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.77	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Yufeng Zhang) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.78	English translation of the Termination Agreement, dated June 8, 2021, by and among Tenet-Jove, Ankang Longevity, and the Ankang Shareholders (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.79	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.80	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Mike Zhao (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.81	Employment Agreement dated July 15, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 16, 2021)

10.82	Convertible Promissory Note dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.83	Convertible Promissory Note #1 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.84	Convertible Promissory Note #2 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.85	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.86	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.87	Convertible Promissory Note dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.88	Securities Purchase Agreement between Shineco, Inc., and Streeterville Capital, LLC dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.89	Offer Letter dated September 2, 2021, by and between Shineco, Inc., and Mr. Hu Li (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2021)

10.90	Securities Purchase Agreement between Shineco, Inc., and GHS Investments, LLC, dated December 6, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 6, 2021)

10.91	Form of Share Transfer Agreements by and between Shineco, Inc., and Beijing Qing Chuang Technology Incubator Co., Ltd., Hangzhou Sheng Dou Shi Bio Technology Co., Ltd. and Peng He, respectively, dated January 18, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 19, 2022)

10.92	Form of Securities Purchase Agreement between Shineco, Inc., and Jing Wang dated as of April 11, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 14, 2022)

10.93	Form of Stock Purchase Agreement by and between Shineco, Inc., and the Purchasers dated as of June 13, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 17, 2022)

10.94	2022 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 25, 2022)

10.95	Form of Stock Purchase Agreement by and between Shineco, Inc., and the Investors dated as of August 11, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 17, 2022)

10.96	Director Offer Letter dated August 17, 2022, by and between Shineco, Inc., and Aamir Ali Quraishi (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2022)

10.97	English translation of the Pledge Agreement dated May 29, 2023, by and between Beijing Shineco Chiongshi Information Consulting Co. Ltd. and Weiqing Guo

10.98	English translation of the Loan Agreement dated May 24, 2022, by and between Yuying Zhang and Weiqing Guo

10.99	English translation of the Supplementary Agreement dated May 23, 2023, by and between Yuying Zhang and Weiqing Guo

14.1	Code of Ethics of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

21.1**	List of subsidiaries of the Company.

23.1	Consent of Assentsure PAC, current Independent Registered Public Accounting Firm

31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1**	Certifications of CEO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: September 28, 2023	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer

Date: September 28, 2023	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jennifer Zhan	Chief Executive Officer	September 28, 2023
Jennifer Zhan	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	September 28, 2023
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Jin Liu	Director	September 28, 2023
Jin Liu

/s/ Xiqiao Liu	Director	September 28, 2023
Xiqiao Liu

/s/ Aamir Ali Quraishi	Director	September 28, 2023
Aamir Ali Quraishi

/s/ Hu Li	Director	September 28, 2023
Hu Li

/s/ Mike Zhao	Chairman	September 28, 2023
Mike Zhao

