Form 10-Q
period 2023-09-30
SHINECO, INC.
filed 2023-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 50,929,020 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$875,026	$625,966
Accounts receivable, net	8,363,785	34,586
Due from related parties	851,718	-
Inventories, net	2,118,233	324,406
Advances to suppliers, net	2,675,223	2,697
Derivative financial assets	6,356	-
Other current assets, net	1,125,815	2,827,042
Current assets held for discontinued operations	-	37,109,046
TOTAL CURRENT ASSETS	16,016,156	40,923,743

Property and equipment, net	6,414,759	1,213,116
Land use right, net	624,101	-
Intangible assets, net	46,628,199	12,049,473
Goodwill	28,015,104	6,574,743
Operating lease right-of-use assets	148,598	132,366
Non-current assets held for discontinued operations	-	2,575,698
TOTAL ASSETS	$97,846,917	$63,469,139

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$13,377,590	$1,240,431
Long-term loans - current portion	931,097	-
Accounts payable	1,716,030	191,148
Advances from customers	327,807	89,490
Due to related parties	1,529,220	48,046
Other payables and accrued expenses	1,717,330	669,147
Operating lease liabilities - current	99,254	86,978
Convertible note payable	14,196,302	15,126,198
Deferred income	135,706	-
Taxes payable	1,072,150	500,869
Current liabilities held for discontinued operations	-	5,393,844
TOTAL CURRENT LIABILITIES	35,102,486	23,346,151

Income tax payable - noncurrent portion	335,145	335,145
Operating lease liabilities - non-current	66,378	44,469
Long-term loans	1,082,904	-
Deferred tax liability	10,360,817	1,416,592
Other long-term payable	33,584	68,913
Non-current liabilities held for discontinued operations	-	1,404,823
TOTAL LIABILITIES	46,981,314	26,616,093

Commitments and contingencies		-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 49,235,909 and 26,393,381 shares issued and outstanding at September 30, 2023 and June 30, 2023	49,236	26,393
Additional paid-in capital	64,090,329	68,847,563
Subscription receivable	(3,442,352)	(3,782,362)
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(26,369,227)	(31,735,422)
Accumulated other comprehensive loss	(108,567)	(4,992,381)
Total Stockholders’ equity of Shineco, Inc.	38,417,526	32,561,898
Non-controlling interest	12,448,077	4,291,148
TOTAL EQUITY	50,865,603	36,853,046

TOTAL LIABILITIES AND EQUITY	$97,846,917	$63,469,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,
	2023	2022

REVENUE	$1,645,857	$-

COST OF REVENUE
Cost of products	1,545,925	-
Business and sales related tax	977	-
Total cost of revenue	1,546,902	-

GROSS INCOME	98,955	-

OPERATING EXPENSES
General and administrative expenses	3,259,465	1,811,885
Selling expenses	47,833	-
Research and development expenses	23,698	-
Total operating expenses	3,330,996	1,811,885

LOSS FROM OPERATIONS	(3,232,041)	(1,811,885)

OTHER INCOME (EXPENSE)
Loss from equity method investment	-	(6,304)
Investment income from derivative financial assets	2,768	-
Other income (expenses), net	818	-
Amortization of debt issuance and other costs	(166,823)	(154,403)
Interest expenses, net	(369,211)	(50,104)
Total other expenses	(532,448)	(210,811)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(3,764,489)	(2,022,696)

BENEFIT FOR INCOME TAXES	(251,366)	-

NET LOSS FROM CONTINUING OPERATIONS	(3,513,123)	(2,022,696)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(49,455)	(419,624)
Income from disposal of discontinued operations	8,904,702	-
Net income from discontinued operations	8,855,247	(419,624)

NET INCOME (LOSS)	5,342,124	(2,442,320)

Net loss attributable to non-controlling interest	(24,071)	(2,598)

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$5,366,195	$(2,439,722)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,342,124	$(2,442,320)
Other comprehensive income (loss): foreign currency translation income (loss)	97,965	(2,281,338)
Total comprehensive income (loss)	5,440,089	(4,723,658)
Less: comprehensive income (loss) attributable to non-controlling interest	(40,544)	20,748

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$5,480,633	$(4,744,406)

Weighted average number of shares basic and diluted	31,602,758	14,649,132

Basic and diluted earnings (loss) per common share	$0.17	$(0.17)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(0.11)	(0.14)
Discontinued operations - Basic and Diluted	0.28	(0.03)
Net earnings (loss) per common share - basic and diluted	0.17	(0.17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

							ACCUMULATED
				ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2022	10,983,863	$10,984	$(3,024,000)	$52,998,924	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Stock issuance	4,276,183	4,276	(758,340)	6,754,064	-	-	-	-	6,000,000
Issuance of common shares for convertible notes redemption	537,310	537	-	527,099	-	-	-	-	527,636
Common stock issued for management and employees	600,000	600	-	611,400	-	-	-	-	612,000
Net loss from continuing operations for the period	-	-	-	-	-	(2,022,696)	-	-	(2,022,696)
Net loss from discontinued operation for the period	-	-	-	-	-	(417,026)	-	(2,598)	(419,624)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,304,684)	23,346	(2,281,338)
Balance at September 30, 2022	16,397,356	$16,397	$(3,782,340)	$60,891,487	$4,198,107	$(20,811,745)	$(4,405,440)	$(377,600)	$35,728,866

Balance at June 30, 2023	26,393,381	$26,393	$(3,782,362)	$68,847,563	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	10,000,000	10,000	-	2,290,000	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-	(8,904,702)	-	-	4,880,164	-	(4,024,538)
Issuance of common shares for convertible notes redemption	9,037,528	9,038	-	1,320,962	-	-	-	-	1,330,000
Common stock issued for management and employees	3,805,000	3,805	340,010	536,506	-	-	-	-	880,321
Net loss from continuing operations for the period	-	-	-	-	-	(3,489,847)	-	(23,276)	(3,513,123)
Net income (loss) from discontinued operation for the period	-	-	-	-	-	8,856,042		(795)	8,855,247
Foreign currency translation gain (loss)	-	-	-	-	-	-	114,438	(16,473)	97,965
Balance at September 30, 2023	49,235,909	$49,236	$(3,442,352)	$64,090,329	$4,198,107	$(26,369,227)	$(108,567)	$12,448,077	$50,865,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,342,124		$(2,442,320)
Net income (loss) from discontinued operations, net of tax	8,855,247		(419,624)
Net loss from continuing operations	(3,513,123)		(2,022,696)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,044,646		142
Allowance for (net recovery of) credit losses	29,670		(43,077)
Provision for (reversal of) inventory reserve	(26,232)		-
Deferred tax benefit	(251,366)		-
Loss from equity method investment	-		6,304
Amortization of right of use assets	17,550		-
Common stock issued for management and employees	540,310		612,000
Amortization of debt issuance and other costs	166,823		154,403
Accrued interest expense for convertible notes	233,281		239,517
Accrued interest income from third parties	-		(119,978)

Changes in operating assets and liabilities:
Accounts receivable	3,989,078		-
Advances to suppliers	736,974		-
Inventories	(24,869)		-
Other current assets	221,111		(221,119)
Accounts payable	(5,061,341)		-
Advances from customers	87,085		-
Deferred income	136,808
Other payables and accrued expenses	383,923		28,985
Other long-term payable	(35,238)		-
Operating lease liabilities	694		-
Taxes payable	(16,908)		1,104
Net cash used in operating activities from continuing operations	(1,341,124)		(1,364,415)
Net cash used in operating activities from discontinued operations	(162,009)		(744,730)
Net cash used in operating activities	(1,503,133)		(2,109,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(4,106)		-
Payment made for loans to third parties	(103,642)		-
Repayments of loans to third parties	-		10,915,129
Payment made for loans to related parties	96,888		-
Payment for derivative financial assets	(9,121)		-
Redemption of derivative financial assets	8,844		-
Acquisition of subsidiaries, net of cash	1,003,678		-
Disposal of VIEs - Tenet-Jove, net of cash	(13,889,752)		-
Net cash provided by (used in) investing activities from continuing operations	(12,897,211)		10,915,129
Net cash provided by investing activities from discontinued operations	-		167,991
Net cash provided by (used in) investing activities	(12,897,211)		11,083,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,002,118		-
Repayment of short-term loans	(3,631,568)		-
Repayment of long-term loans	(13,772)
Proceeds from issuance of common stock	-		1,000,000
Proceeds received from investors for subscription of common stock	340,010		-
Proceeds from (repayments of) advances from related parties	(83,233)		24,000
Net cash provided by financing activities from continuing operations	613,555		1,024,000
Net cash provided by (used in) financing activities from discontinued operations	292,548		(102,953)
Net cash provided by financing activities	906,103		921,047

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	202,508		(822,080)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,291,733)		9,072,942

CASH AND CASH EQUIVALENTS - Beginning of the period	14,166,759		15,165,231

CASH AND CASH EQUIVALENTS - End of the period	$875,026		$24,238,173

Less: cash and cash equivalents of discontinued operations - Ended of the period	-		12,922,255

Cash and cash equivalents of continuing operations - Ended of the period	$875,026		$11,315,918

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$118,851		$-

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$1,330,000		$527,636
Issuance of common shares for proceeds received in prior year	$-		$5,000,000
Issuance of common shares for business acquisition of Wintus	$2,300,000		$-
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$37,705,951	$
Right-of-use assets obtained in exchange for operating lease obligations	$32,666		$-
Repayments of loans to third parties offset by other payables	$-		$3,164,491

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

On December 31, 2008, June 11, 2011, and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement, and an Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng VIEs”.

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

Since Shineco is effectively controlled by the majority shareholders of the Zhisheng VIEs and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and the VIEs, the Zhisheng VIEs and Ankang Longevity Group are effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove, and the VIEs of Tenet-Jove are considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco was accounted for at historical cost.

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

On May 29, 2023, Life Science HK entered into a stock purchase agreement (the “Agreement”) with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove.

The Company, its subsidiaries currently operate two main business segments: 1) Biowin is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”); and 2) Wintus is engaged in in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit. Due to the Acquisition mentioned above, the Company’s business segments, that were operated by Tenet-Jove and its subsidiaries, Guangyuan and Zhisheng VIEs which Tenet-Jove is the primary beneficiary of (the “Tenet-Jove Disposal Group”), are classified as discontinued operations on the Company unaudited condensed consolidated financial statements. These business segments are: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) Qingdao Zhihesheng and Guangyuan are engaged in planting, processing, and distributing green agricultural produce; (“Agricultural Products”); and 3) Zhisheng Freight is providing domestic and international logistic services (“Freight Services”).

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses of US$3,513,123 and US$2,022,696, and continuing cash outflow of US$1,341,124 and US$1,364,415 from operating activities from continuing operations for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had negative working capital of US$19,086,330. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of September 30, 2023, the Company had the following measurements which the management has taken to enhance the Company’s liquidity:

1)	On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As the date of this report, proceeds amounted to US$0.2 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by December 31, 2023.

2)	The Company financed from commercial banks and third parties. As of September 30, 2023, the Company had US$13.4 million in short-term loans outstanding and US$2.0 million in long-term loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity needs 12 months from the date of this filing.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2023, which was filed on September 28, 2023.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information and the carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	September 30, 2023	June 30, 2023

Current assets	$-	$32,532,618
Non-current assets	-	2,493,883
Total assets	-	35,026,501
Total liabilities	-	(5,952,438)
Net assets	$-	$29,074,063

	For the three months ended September 30,
	2023	2022
Net sales	$4,439	$535,698
Gross profit (loss)	$256	$(90,877)
Loss from operations	$(69,724)	$(178,536)
Net income (loss) attributable to Shineco, Inc.	$8,856,042	$(417,026)

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net loss of these entities are reported separately in the consolidated statements of income (loss) and comprehensive income (loss).

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets, assessment of expected credit losses for accounts receivable, advances to suppliers and other current asset, the valuation allowance of deferred taxes, and inventory reserves. Actual results could differ from those estimates.

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

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s financial statements upon adoption of ASC 606.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2023 and June 30, 2023, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of September 30, 2023 and June 30, 2023, the allowance for credit losses from the continuing operations was US$1,062,703 and US$946,892, respectively. As of September 30, 2023 and June 30, 2023, the allowance for credit losses from the discontinued operations was US$ nil and US$7,206,958, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of September 30, 2023 and June 30, 2023, the allowance for credit losses from the continuing operations was US$45,928 and US$3,502, respectively. As of September 30, 2023 and June 30, 2023, the allowance for credit losses from the discontinued operations was US$ nil and US$10,163,946, respectively.

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s unaudited condensed consolidated financial statements as of July 1, 2023.

The Company’s account receivables and other receivables included in other current assets are within the scope of ASC Topic 326. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

ASC Topic 326 is also applicable to loans to third parties that included in the other current assets on the unaudited condensed consolidated balance sheets. Management estimates the allowance for credit losses on loans not sharing similar risk characteristics on an individual basis. The key factors considered when determining the above allowances for credit losses include estimated loan collection schedule, discount rate, and assets and financial performance of the borrowers.

Expected credit losses are recorded as general and administrative expenses on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amounts previously reserved for, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2023 and June 30, 2023, the inventory reserve from the continuing operations was US$30,327 and US$56,655, respectively. As of September 30, 2023 and June 30, 2023, the inventory reserve from the discontinued operations was US$ nil and US$1,106,649, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the three months ended September 30, 2023 and 2022, the Company did not recognize any impairment of its ROU assets.

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

Estimated useful lives

Buildings	5-50 years
Machinery equipment	3-10 years
Motor vehicles	5-15 years
Office equipment	3-10 years
Farmland leasehold improvements	12-18 years
Fixture and furniture	3 years

Construction in progress includes property and equipment in the course of construction for production or for its own use purposes. Construction in progress is carried at cost less any recognized impairment loss. Construction in progress is classified to the appropriate category of property and equipment when completed and ready for intended use. Depreciation of these assets, on the same basis as other property assets, commences when the assets are ready for their intended use.

Land Use Rights, Net

According to Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. In accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights, which are usually prepaid, are stated at cost less accumulated amortization. Amortization is provided over the life of the land use rights, using the straight-line method. The useful life is 30 years, based on the term of the land use rights.

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the three months ended September 30, 2023 and 2022, the Company did not recognize any impairment of its long-lived assets.

Derivative Financial Assets

Derivative financial assets are measured at fair value and recognized as either assets or liabilities on the unaudited condensed consolidated balance sheets in either other current or non-current assets or other current liabilities or non-current liabilities depending upon maturity and commitment. Changes in the fair value of derivatives are either recognized periodically in the unaudited condensed consolidated statements of comprehensive income (loss) or in other comprehensive income (loss) depending on the use of the derivatives and whether they qualify for hedge accounting.

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in prices of raw material for silk products. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company does not engage in derivative instruments for speculative or trading purposes. The Company’s derivative financial assets are not qualified for hedge accounting, thus changes in fair value are recognized in “Investment income from derivative financial assets” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). The cash flows of derivative financial assets are classified in the same category as the cash flows from the items subject to the economic hedging relationships. The estimated fair value of the derivatives is determined based on relevant market information.

Derivative financial assets are presented as net if rights of setoff exist, with all of the following conditions met: (a) each of two parties owes the other determinable amounts; (b) the reporting party has the right to set off the amount owed with the amount owed by the other party; (c) the reporting party intends to set off; and (d) the right of setoff is enforceable at law.

The outstanding derivative financial assets as of September 30, 2023 and June 30, 2023 was US$6,356 and US$ nil, respectively. Investment income from derivative financial assets was $2,768 for the three months ended September 30, 2023 and the change in fair value of derivative financial assets was immaterial for the three months ended September 30, 2023.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at September 30, 2023 and June 30, 2023. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at September 30, 2023, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2019 and thereafter. As of September 30, 2023, the tax years ended December 31, 2018 through December 31, 2022 for the Company’s PRC subsidiaries from the continuing operations and the discontinued operations remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at September 30, 2023 and June 30, 2023 were translated at 1 RMB to 0.1371 USD and at 1 RMB to 0.1378 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2023 and 2022 were 1 RMB to 0.1382 USD and 1 RMB to 0.1461 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the three months ended September 30, 2023 and 2022, total research and development expense from continuing operations were approximately US$23,698 and US$ nil, respectively. No research and development expense were from discontinued operations for the three months ended September 30, 2023 and 2022.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive (loss) in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2023 and 2022.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
Net loss from continuing operations attributable to Shineco	$(3,489,847)	$(2,022,696)
Net income (loss) from discontinued operations attributable to Shineco	8,856,042	(417,026)
Net income (loss) attributable to Shineco	$5,366,195	$(2,439,722)

Weighted average shares outstanding - basic and diluted	31,602,758	14,649,132

Net loss from continuing operations per share of common share
Basic and diluted	$(0.11)	$(0.14)

Net earnings (loss) from discontinued operations per share of common share
Basic and diluted	$0.28	$(0.03)

Net earnings (loss) per share of common share
Basic and diluted	$ 0.17	$(0.17)

Reclassifications

Certain prior year balances were reclassified to conform to the current year’s presentation with consideration of reflecting the Company’s Tenet-Jove Disposal Group as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

New Accounting Pronouncements

In June 2022, FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2024 and the adoption of this ASU is not expected to have a material impact on its financial statements.

In March 2023, FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments in ASU 2023-01 improve current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. Additionally, the amendments provide investors and other allocators of capital with financial information that better reflects the economics of those transactions. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2024 and the adoption of this ASU is not expected to have a material impact on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	September 30, 2023	June 30, 2023

Accounts receivable	$9,426,488	$10,467,260
Less: allowance for credit losses	(1,062,703)	(8,153,850)
Accounts receivable, net	8,363,785	2,313,410
Less: accounts receivable, net held for discontinued operations	-	(2,278,824)
Accounts receivable, net held for continuing operations	$8,363,785	$34,586

Movement of allowance for credit losses is as follows:

	September 30, 2023	June 30, 2023

Beginning balance	$8,153,850	$7,317,236
Acquisition of subsidiaries	169,471	451,863
Charge to (reversal of) allowance	(173,279)	1,050,753
Less: disposal of VIEs	(7,101,640)	-
Less: write-off	-	(62,125)
Foreign currency translation adjustments	14,301	(603,877)
Ending balance	$1,062,703	$8,153,850

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	September 30, 2023	June 30, 2023

Raw materials	$505,781	$315,129
Work-in-process	333,615	16,713,913
Finished goods	1,309,164	1,179,243
Less: inventory reserve	(30,327)	(1,163,304)
Total inventories, net	2,118,233	17,044,981
Less: inventories, net, held for discontinued operations	-	(16,720,575)
Inventories, net, held for continuing operations	$2,118,233	$324,406

Work-in-process mainly includes direct costs such as seed selection, fertilizer, labor cost, and subcontractor fees that are spent in growing agricultural products on the leased farmland, and indirect costs which include amortization of the prepayment of the farmland lease fees and farmland development costs. All the costs are accumulated until the time of harvest and then allocated to harvested crop costs when they are sold.

The Company wrote off inventory held for discontinued operations amounted to US$ nil and US$241,754 during the three months ended September 30, 2023 and 2022, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	September 30, 2023	June 30, 2023

Advances to suppliers	$2,721,151	$10,170,145
Less: allowance for credit losses	(45,928)	(10,167,448)
Advance to suppliers, net	2,675,223	2,697
Less: advance to supplier, net, held for discontinued operations	-	-
Advance to supplier, net, held for continuing operations	$2,675,223	$2,697

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for credit losses is as follows:

	September 30, 2023	June 30, 2023

Beginning balance	$10,167,448	$13,544,627
Acquisition of subsidiaries	6,251	56,831
Charge to (reversal of) allowance	36,489	(2,349,716)
Less: disposal of VIEs	(10,190,816)	-
Less: write-off	-	(147,172)
Foreign currency translation adjustments	26,556	(937,122)
Ending balance	$45,928	$10,167,448

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	September 30, 2023	June 30, 2023

Loans to third parties (1)	$1,171,528	$1,481,101
Other receivables (2)	2,373,819	2,629,733
Prepayment for business acquisition (3)	-	2,000,000
Short-term deposit	42,180	37,015
Prepaid expenses	2,057	1,629
Subtotal	3,589,584	6,149,478
Less: allowance for credit losses	(2,463,769)	(3,287,793)
Total other current assets, net	1,125,815	2,861,685
Less: other current assets, net, held for discontinued operations	-	(34,643)
Other current assets, net, held for continuing operations	$1,125,815	$2,827,042

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable. Due to the impact from COVID-19, the Company did not receive repayments of loans to third parties according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of September 30, 2023 and June 30, 2023, the allowance for credit losses was US$1,068,722 and US$1,481,101, respectively. Management will continue putting effort in collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses.

3)	The amount pertains to prepaid purchase consideration made for acquisition of Wintus.

Movement of allowance for credit losses is as follows:

	September 30, 2023	June 30, 2023

Beginning balance	$3,287,793	$2,545,565
Acquisition of subsidiaries	35,630	14,504
Charge to (reversal of) allowance	(5,235)	1,867,474
Less: disposal of VIEs	(602,801)	-
Less: write-off	-	(964,509)
Foreign currency translation adjustments	(251,618)	(175,241)
Ending balance	$2,463,769	$3,287,793

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2023	June 30, 2023

Buildings	$5,788,770	$1,064,656
Machinery and equipment	3,010,056	1,132,064
Motor vehicles	180,743	195,183
Office equipment	137,455	142,288
Fixture and furniture	101,549	-
Construction in progress	563,096	-
Farmland leasehold improvements	-	2,898,328
Subtotal	9,781,669	5,432,519
Less: accumulated depreciation and amortization	(3,277,942)	(3,437,327)
Less: accumulated impairment for property and equipment	(88,968)	(749,299)
Total property and equipment, net	6,414,759	1,245,893
Less: property and equipment, net, held for discontinued operations	-	(32,777)
Property and equipment, net held for continuing operations	$6,414,759	$1,213,116

Depreciation and amortization expense charged to the continuing operations was US$133,257 and US$142 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense charged to the discontinued operations was US$2,403 and US$30,824 for the three months ended September 30, 2023 and 2022, respectively.

The management performed evaluation on the impairment of property and equipment periodically. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, have not been able to grow and cultivate green agricultural produce on the leased farmlands, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of such leased farmland. Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired. No impairment loss on property and equipment from the continuing operations and discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

The Company pledged certain property and equipment for the Company’s bank loans and its related party’s personal loan (see Note 12 and Note 13).

Farmland leasehold improvements, net consisted of following:

	September 30, 2023	June 30, 2023

Blueberry farmland leasehold improvements	$-	$2,226,624
Yew tree planting base reconstruction	-	249,464
Greenhouse renovation	-	422,240
Subtotal	-	2,898,328
Less: accumulated amortization	-	(2,238,484)
Less: impairment for farmland leasehold improvements	-	(659,844)
Total farmland leasehold improvements, net	$-	$-

NOTE 9 - INVESTMENTS

On August 31, 2021, the Company entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. The investment is accounted for using the equity method because the Company has significant influence, but no control of the entity. As of December 31, 2022, a total of US$0.70 million was fully injected by the Company. The Company considered it unlikely to obtain any investment income in the future, and decided the make a full impairment on this investment during the year ended June 30, 2023. The Company recorded a loss of US$ nil and US$6,304 for the three months ended September 30, 2023 and 2022, respectively, from the investment held for continuing operations, which was included in “Loss from equity method investments” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Summarized financial information of unconsolidated entities from continuing operations is as follows:

	For the three months ended September 30,
	2023	2022

Net sales	$-	$-
Gross loss	-	-
Loss from operations	-	(19,533)
Net loss	-	(19,700)

NOTE 10 - LEASES

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

The table below presents the operating lease related assets and liabilities held for continuing operations recorded on the balance sheets.

	September 30, 2023	June 30, 2023

ROU lease assets	$148,598	$132,366

Operating lease liabilities – current	99,254	86,978
Operating lease liabilities – non-current	66,378	44,469
Total operating lease liabilities	$165,632	$131,447

The weighted average remaining lease terms and discount rates for all of operating leases held for continuing operations were as follows as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.93	1.92
Weighted average discount rate	4.52%	4.61%

The table below presents the operating lease related assets and liabilities held for discontinued operations recorded on the balance sheets.

	September 30, 2023	June 30, 2023

ROU lease assets	$-	$2,538,037

Operating lease liabilities – current	-	551,502
Operating lease liabilities – non-current	-	1,404,823
Total operating lease liabilities	$-	$1,956,325

The weighted average remaining lease terms and discount rates for all of operating leases held for discontinued operations were as follows as of September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	-	5.85
Weighted average discount rate	-	4.36%

Rent expenses totaled US$40,551 and US$67,489 from the continuing operations for the three months ended September 30, 2023 and 2022, respectively. Rent expenses totaled US$51,778 and US$146,952 from the discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023:

Continuing operations
2024	$100,559
2025	56,667
2026	11,926
2027	2,001
Total lease payments	171,153
Less: imputed interest	(5,521)
Present value of lease liabilities	$165,632

NOTE 11 - ACQUISITION

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the three months ended September 30, 2023 and 2022.

The Company has included the operating results of Guangyuan in the unaudited condensed consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$12,060 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended September 30, 2023. US$ nil in net sales and US$28,416 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended September 30, 2022.

Acquisition of Biowin

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

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of September 30, 2023 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(951,274)
Total intangible assets, net	11,732,382
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$11,732,382

The amortization expense of intangible assets was US$$317,091 and US$ nil from the continuing operations for the three months ended September 30, 2023 and 2022, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil and US$31,739 for the three months ended September 30, 2023 and 2022, respectively.

The Company has included the operating results of Biowin in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$135,127 in net sales and US$296,975 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2023. US$ nil in net sales and net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2022.

Acquisition of Wintus

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in B Tenet-Jove. The management determined that July 31, 2023 was the acquisition date of Wintus.

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

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill which amounted to US$21,440,360. The results of operations of Wintus have been included in the unaudited condensed consolidated statements of operations from the date of acquisition.

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$12,507,353
Advances to suppliers, net	3,513,448
Inventories, net	1,782,180
Derivative financial assets	6,212
Other current assets, net	1,426,163
Property and equipment, net	5,407,301
Intangible assets	36,117,041
Operating lease right-of-use assets	1,999
Goodwill	21,440,360
Short-term bank loans	(12,021,992)
Accounts payable	(6,686,700)
Advances from customers	(78,677)
Tax payable	(600,742)
Deferred income	(77,007)
Other current liabilities	(2,277,877)
Long-term bank loans	(2,071,093)
Operating lease liabilities - non-current	(1,847)
Deferred tax liabilities	(9,186,376)
Non-controlling interest	(8,197,473)
Total purchase price for acquisition, net of $1,003,678 of cash	$41,002,273

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of September 30, 2023 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,272	10
Less: accumulated amortization	(591,455)
Total intangible assets, net	34,895,817
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$34,895,817

The amortization expense of intangible assets was US$591,455 and US$ nil from the continuing operations for the three months ended September 30, 2023 and 2022, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$779,606 and US$ nil for the three months ended September 30, 2023 and 2022, respectively.

The Company has included the operating results of Wintus in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$1,510,730 in net sales and US$840,708 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2023.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of September 30, 2023 and June 30, 2023, the outstanding amounts due from related parties consisted of the following:

	September 30, 2023	June 30, 2023

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$415,012	$-
Chongqing Dream Trading Co., Ltd	41,123	-
Chikeung Yan	369,538	-
Ren Zhiwei	26,045	-
Wintus China Limited	412,379	-
Shanghai Gaojing Private Fund Management (a.)	-	396,938
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b.)	-	1,441,485
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c.)	-	4,534,211
Subtotal	1,264,097	6,372,634
Less: allowance for credit losses	(412,379)	(1,838,423)
Total due from related parties, net	851,718	4,534,211
Less: due from related parties, held for discontinued operations	-	(4,534,211)
Due from related parties, held for continuing operations	$851,718	$-

a.	The Company owns 32% equity interest in this company. Those advances are due on demand and non-interest bearing (Note 9). The Company made a full impairment on this investment and fully recorded an allowance for doubtful accounts for the amount due from this company as of June 30, 2023.

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$ 1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$206,738 (RMB 1.5 million) will be paid by September 30, 2022, US$689,128 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the year ended June 30, 2023, the Company received payment of US$206,738 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements, hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance including the principal and interest was amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for doubtful accounts as of June 30, 2023.

Interest income was US$ nil and US$24,301 from discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

c.

On October 28, 2021, the Company entered into a loan agreement with Zhongjian International to with an amount of US$4,334,401 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance including the principal and interest were amounted to US$4,534,211 as of June 30, 2023.

Interest income was US$21,056 and US$66,055 from discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

Due to Related Parties

As of September 30, 2023 and June 30, 2023, the Company had related party payables of US$1,529,220 and US$48,046, respectively, in relation to the Biowin and Wintus operations. As of September 30, 2023 and June 30, 2023, the Company had related party payables of US$ nil and US$2,431,191, respectively, in relation to its discontinued business operations including Tenet Jove business and VIE structure. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	September 30, 2023	June 30, 2023

Wang Sai	$4,846	$-
Li Baolin	-	1,930
Zhao Min (a.)	-	409,345
Zhou Shunfang	-	2,019,916
Huang Shanchun	131,536	28,651
Liu Fengming	4,753	4,779
Yan Lixia	737	742
Zhan Jiarui	6,969	1,761
Liu Xiqiao	8,362	2,113
Mike Zhao	-	10,000
Zhao Pengfei	6,854	-
Wang Xiaohui	390,616	-
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	589,740	-
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	384,807	-
Total due to related parties	1,529,220	2,479,237
Less: due to related parties, held for discontinued operations	-	(2,431,191)
Due to related parties, held for continuing operations	$1,529,220	$48,046

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed additional loan of US$27,565 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$379,217 as of June 30, 2023.

Interest expenses on loans due to related parties were US$1,526 and US$4,802 from discontinued operations for the three months ended September 30, 2023 and 2022, respectively.

Sales to a Related Party

The Company made sales of US$130,801 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the three months ended September 30, 2023.

Loan guarantee provided by related parties

The Company’s related parties provide guarantee for the Company’s bank loans (see Note 13).

Loan guarantee provided to a related party

On May 29, 2023, the Company’s Board approved the pledge of real estate property with a net book value of US$1,045,883 as collateral to guarantee a personal loan of Mr. Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove. This collateral was provided in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. According to the memorandum between us and Yuying Zhang, the related party, it is anticipated that the loan will be repaid, and the pledge released before May 31, 2024. We retain the right to claim full compensation if the property is not released by the due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo for a principal amount of RMB 15,000,000, with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount.

NOTE 13 – LOANS

Short-term loans

Loan from a third party

On September 27, 2023, the Company entered into a loan agreement with a third party to borrow US$800,000 as working capital for one year, with a maturity date of September 29, 2024. The loan has a fixed interest rate of 15.0% per annum.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	September 30, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank-a	$411,229	2024/3/29	4.80%
Bank of Jiangsu-b	411,229	2024/6/13	4.00%
Bank of China-c	411,229	2024/6/26	3.60%
Chongqing Rural Commercial Bank-d	1,302,226	2024/3/23	4.30%
United Overseas Bank-e	9,219,219	October 2023 - March 2024	4.2% - 4.4%
Bank of China-f	411,229	2024/2/14	3.65%
Industrial and Commercial Bank of China	411,229	2024/7/25	3.85%
Total short-term bank loans	12,577,590
Less: short-term bank loans, held for discontinued operations	-
Short-term bank loans, held for continuing operations	$12,577,590

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, and his wife, Mrs. Jie Liang.

d.	Guaranteed by Mrs. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd. In addition, Chongqing Huajian pledged its properties to guaranty the Company’s loan from Chongqing Rural Commercial Bank.

e.	Guaranteed by Mrs. Wang Xiaohui and Mr. Chikeung Yan, two of the shareholders of the Company, and the family member of Mrs. Xiaohui Wang, Chongqing Huajian and Chongqing Yufan. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guaranty the Company’s loans from United Overseas Bank. As of the date of this report, approximately US$1.8 million of the September 30, 2023 balances have been repaid upon maturity, and the Company also made additional loans from United Overseas Bank totaling to approximately US$2.5 million (approximately RMB 18.5 million).

f.	Guaranteed by Mrs. Xiaohui Wang and her family member, as well as the other subsidiary of the Company, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”). In addition, Chongqing Huajian and another third party pledged their properties to guaranty the Company’s loan from Bank of China.

Lender	June 30, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank-a	$413,477	2024/3/29	4.80%
Bank of Jiangsu-b	413,477	2024/6/13	4.00%
Bank of China-c	413,477	2024/6/26	3.60%
Total short-term bank loans	1,240,431
Less: short-term bank loans, held for discontinued operations	-
Short-term banks loans, held for continuing operations	$1,240,431

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the CEO of the Company, and his wife, Mrs. Jie Liang.

Long-term loans

Long-term bank loans consisted of the following:

Lender	June 30, 2023	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank-a	$616,844	2024/9/7	4.85%
Bank of Chongqing-b	1,096,611	2026/7/3	4.00%
China Everbright Bank-c	300,546	2027/5/22*	4.50%
Total long-term bank loans	$2,014,001

Long-term bank loans-current	$931,097

Long-term bank loans-non-current	$1,082,904

*	This loan has been fully repaid.

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mrs. Wang Xiaohui and Mr. Chikeung Yan, two of the shareholders of the Company, and the family member of Mrs. Xiaohui Wang. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, the Company’s properties with net book values of US$567,586 were pledged as collateral to secure this loan as of September 30, 2023.

b.	Guaranteed by Mrs. Wang Xiaohui and Mr. Chikeung Yan, two of the shareholders of the Company, and the family members of Mrs. Xiaohui Wang. In addition, the Company’s properties with net book values of US$1,508,086 were pledged as collateral to secure this loan as of September 30, 2023.

c.	Guaranteed by Mrs. Xiaohui Wang, one of the shareholders of the Company and her family member. In addition, the Company’s properties with net book values of US$612,054 were pledged as collateral to secure this loan as of September 30, 2023. The loan was fully repaid in October 2023.

The future maturities of long-term bank loans as of September 30, 2023 were as follows:

Twelve months ending September 30,
2024	$931,097
2025	1,082,904
Total long-term bank loans	$2,014,001

Interest expenses from discontinued operations were both US$ nil for the three months ended September 30, 2023 and 2022, respectively. The Company recorded interest expenses from continuing operations of US$114,136 and US$ nil for the three months ended September 30, 2023 and 2022, respectively. The annual weighted average interest rates from continuing operations were 4.37% and nil for the three months ended September 30, 2023 and 2022, respectively.

NOTE 14 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022 (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to $3,500,528.40. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the repayment of the notes. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to $3,929,498.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022 (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $ 11,878,241.

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

For the three months ended September 30, 2023 and 2022, a total of US$166,823 and US$154,403 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively.

As of September 30, 2023, shares of the Company’s common stock totaling 12,110,848 were issued by the Company to the Investor equaling principal and interests amounted to US$9,722,639, and the Notes balance held for continuing operations was US$14,196,302, with a carrying value of US$14,746,924, net of deferred financing costs of US$550,622 was recorded in the accompanying unaudited condensed consolidated balance sheets.

NOTE 15 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged. Biowin is subject to corporate income tax at a reduced rate of 15% starting from December 2019, when it was approved by local government as a High and New Technology Enterprises (“HNTEs”), to December 2022. In December 2022, the Company successfully renewed its HNTE certification with local government and will continue to enjoy the reduced income tax rate of 15% for another three years through December 2025. The subsidiaries of Wintus in PRC are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income, expect certain subsidiaries that are recognized as small low-profit enterprises. According to the relevant PRC tax policies, once an enterprise meets certain requirements and is identified as a small-scale minimal profit enterprise, the taxable income not more than RMB3 million is subject to a reduced effective rate of 5% during the period from January 1, 2023 to December 31, 2027.

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

i) The components of the income tax benefit were as follows:

	For the three months ended September 30,
	2023	2022
Current income tax benefit	$-	$-
Deferred income tax benefit	(251,366)	-
Total income tax benefit	(251,366)	-
Less: income tax benefit, held for discontinued operations	-	-
Income tax benefit, held for continuing operations	$(251,366)	$-

ii) The components of the deferred tax liability were as follows:

	September 30, 2023	June 30, 2023
Deferred tax assets:
Allowance for doubtful accounts	$188,098	$1,360,693
Inventory reserve	1,516	281,237
Net operating loss carry-forwards	729,574	1,223,159
Total	919,188	2,865,089
Valuation allowance	(175,530)	(2,471,066)
Total deferred tax assets	743,658	394,023
Deferred tax liability:
Intangible assets	(11,104,475)	(1,810,615)
Total deferred tax liability	(11,104,475)	(1,810,615)
Deferred tax liability, net	(10,360,817)	(1,416,592)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(10,360,817)	$(1,416,592)

Movement of the valuation allowance:

	September 30, 2023	June 30, 2023

Beginning balance	$2,471,066	$2,543,366
Acquisition of subsidiaries	-	376,085
Disposal of Tenet Jove	(2,380,650)	-
Current year addition (reduction)	98,544	(252,836)
Exchange difference	(13,430)	(195,549)
Ending balance	175,530	2,471,066
Less: valuation allowance, held for discontinued operations	-	(2,396,504)
Valuation allowance, held for continuing operations	$175,530	$74,562

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2023 and 2022, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	September 30, 2023	June 30, 2023

Income tax payable	$1,226,744	$1,048,188
Value added tax payable	179,171	46,451
Business tax and other taxes payable	1,380	3,834
Total tax payable	1,407,295	1,098,473
Less: tax payable, held for discontinued operations	-	(262,459)
Tax payable, held for continuing operations	$1,407,295	$836,014

Income tax payable - current portion	$1,072,150	$763,328
Less: income tax payable - current portion, held for discontinued operations	-	(262,459)
Income tax payable - current portion, held for continuing operations	$1,072,150	$500,869

Income tax payable - noncurrent portion	$335,145	$335,145
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$335,145	$335,145

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of September 30, 2023 and June 30, 2023, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. As of September 30, 2023, the proceeds were fully collected.

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 3,260,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin (Note 11).

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of September 30, the subscription receivable was amounted to US$418,352 which was recorded on the unaudited condensed consolidated balance sheet, and the proceeds is expected to be fully collected by December 31, 2023.

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

On August 30, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) in the aggregate amount of 3,805,000 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$540,310 based on the fair value of share price US$0.14 at August 30, 2023. The Shares were issued in September 2023.

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and the Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. (Note 11).

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$819,570 and US$581,092 as of September 30, 2023 and June 30, 2023, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$13,540,534 as of September 30, 2023 and June 30, 2023, respectively.

During the three months ended September 30, 2023 and 2022, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2023, two customers accounted for approximately 26% of the Company’s total sales from the continuing operations, respectively. At September 30, 2023, three customers accounted for approximately 61% of the Company’s accounts receivable from the continuing operations.

For the three months ended September 30, 2022, no sales were generated from the continuing operations, and four customers accounted for approximately 80% of the Company’s total sales from the discontinued operations, respectively.

For the three months ended September 30, 2023, one vendor accounted for approximately 18% of the Company’s total purchases from the continuing operations, respectively.

For the three months ended September 30, 2022, no purchases were made from the continuing operations, and one vendor accounted for approximately 94% of the Company’s total purchases from the discontinued operations.

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

The Company remains engaged in litigation in Shineco, Inc. v. Lei Zhang, et al., Index No. 160669/2021 before the New York Supreme Court’s Commercial Division. The note of issue date is November 15, 2023. The parties have not been able to reach a settlement. As of September 30, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the consolidated balance sheet.

NOTE 19 - SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organizational management structure as well as information about geographical areas, business segments, and major customers in for details on the Group’s business segments.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Group. Based on management’s assessment, the Company has determined that it has following operating segments according to its major products and locations as follows:

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

●	Producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruits (“Other agricultural products”):

The operating company of this segment, Wintus, is specializing in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as fresh fruit. The operations of this segment are located in Chongqing, China. Wintus has established approximately 150,000 acres of mulberry orchards in Fuling District and Wulong District of Chongqing. Wintus operates a silk factory in Liangping District, Chongqing, for processing silk products, which are then distributed worldwide through dealers. Its products are sold not only in China, but also overseas countries such as United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, Cambodia), among other countries and regions. In addition to silk products, Wintu also engages in fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

The following table presents summarized information by segment for the three months ended September 30, 2023:

	For the three months ended September 30, 2023
	Continuing Operations		Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Luobuma	Other agricultural	Freight
	products	products	products	products	services	Total
Segment revenue	$135,127	$1,510,730	$4,439	$-	-	$1,650,296
Cost of revenue and related business and sales tax	43,776	1,503,126	4,183	-	-	1,551,085
Gross profit	91,351	7,604	256	-	-	99,211
Gross profit %	67.6%	0.5%	5.8%	-	-	6.0%

The following table presents summarized information by segment for the three months ended September 30, 2022:

	For the three months ended September 30, 2022
	Continuing Operations		Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Luobuma	Other agricultural	Freight
	products	products	products	products	services	Total
Segment revenue	$-	$-	$5,574	$428,596	$101,528	$535,698
Cost of revenue and related business and sales tax	-	-	206	548,942	77,427	626,575
Gross profit (loss)	-	-	5,368	(120,346)	24,101	(90,877)
Gross profit (loss) %	-	-	96.3%	(28.1)%	23.7%	(17.0)%

Total assets as of September 30, 2023 and June 30, 2023 were as follows:

	September 30, 2023	June 30, 2023

Luobuma products	$-	$4,717,588
Other agricultural products	78,483,593	33,408,143
Freight services	-	4,964,012
Rapid diagnostic and other products	19,363,324	20,379,396
Total assets	97,846,917	63,469,139
Less: total assets held for discontinued operations	-	(39,684,744)
Total assets, held for continuing operations	$97,846,917	$23,784,395

NOTE 20 - DISCONTINUED OPERATIONS

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheet as of September 30, 2023 and the consolidated balance sheet as of June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2023 and 2022.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of September 30, 2023 and June 30, 2023 consist of the following:

	September 30, 2023	June 30, 2023
Assets of discontinued operation:
Current assets:
Cash	$-	$13,540,793
Accounts receivables, net	-	2,278,824
Due from related parties	-	4,534,211
Inventories, net	-	16,720,575
Other current assets, net	-	34,643
Total current assets of discontinued operation	-	37,109,046

Property and equipment, net	-	32,777
Long-term deposit and other noncurrent assets	-	4,884
Operating lease right-of-use assets	-	2,538,037
Total assets of discontinued operation	$-	$39,684,744

Liabilities of discontinued operation:
Current liabilities:
Accounts payable	$-	$143,173
Due to related parties	-	2,431,191
Other payables and accrued expenses	-	2,005,519
Operating lease liabilities - current	-	551,502
Taxes payable	-	262,459
Total current liabilities of discontinued operation	-	5,393,844

Operating lease liabilities - non-current	-	1,404,823
Total liabilities of discontinued operation	$-	$6,798,667

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations consist of the following:

	For the Three Months Ended September 30,
	2023	2022

REVENUE	$4,439	$535,698

COST OF REVENUE
Cost of products	4,178	384,821
Stock written off due to natural disaster	-	241,754
Business and sales related tax	5	-
Total cost of revenue	4,183	626,575

GROSS PROFIT (LOSS)	256	(90,877)

OPERATING EXPENSES
General and administrative expenses	41,033	74,558
Selling expenses	28,947	13,101
Total operating expenses	69,980	87,659

LOSS FROM OPERATIONS	(69,724)	(178,536)

OTHER INCOME (EXPENSE)
Other income	-	14,735
Interest income (expense), net	20,269	(255,823)
Total other income (expense)	20,269	(241,088)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(49,455)	(419,624)

BENEIFT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	$(49,455)	$(419,624)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	8,904,702	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$8,855,247	$(419,624)

Net loss attributable to non-controlling interest	(795)	(2,598)

NET INCOME (LOSS)FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$8,856,042	$(417,026)

NOTE 21 - SUBSEQUENT EVENTS

On October 23, 2023, the Company entered into a loan agreement with Industrial and Commercial Bank of China to borrow up to US$616,844 as working capital for one year, with a maturity date of September 22, 2024. The loan has a fixed interest rate of 3.45% per annum. The loan is also guaranteed by the other subsidiary of the Company, Chongqing Wintus. In addition, the Company’s properties with net book values of US$612,054 were pledged as collateral to secure this loan.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 14, 2023, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of revenue, earnings, capital structure, and other financial items;

●	local, regional, national, and global price fluctuations of raw materials;

●	statements of our plans and objectives, including those that relate to our proposed expansions and the effect such expansions may have on our revenue;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	the impact of the COVID-19 outbreak;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

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

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. Prior to the following acquisition and the termination of the VIE structure, as a holding company with no material operations of our own, we conducted a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily the variable interest entities (the “VIEs”). We did not have any equity ownership of the VIEs, instead we received the economic benefits of the VIEs’ business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

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

On May 29, 2023, Life Science HK entered into a stock purchase agreement (the “Agreement”) with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the Agreement, an aggregate of 10,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove (“Tenet-Jove Disposal Group”) and thereby terminated its VIE Structure.

We used our subsidiaries vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our newly acquired subsidiary, Biowin, which is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into new business segment of producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as fresh fruit. As of September 30, 2023, the Company, its subsidiaries operated the following main business segments:

Developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”) - This segment is conducted through Biowin, which is specializing in development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases. The operations of this segment are located in Jiangsu Province. Its products are sold not only in China, but also overseas countries such as Germany, Spain, Italy, Thailand, Japan and other countries.

Producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as fresh fruit s (“Other agricultural products”): – This segment is conducted through Wintus, which is specializing in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit. The operations of this segment are located in Chongqing, China. Its products are sold not only in China, but also overseas countries such as United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, Cambodia), among other countries and regions. In addition to silk products, Wintus also engages in fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

For the other three business segments conducted by Tenet-Jove Disposal Group, first, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were reclassified them as discontinued operations. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2023 and 2022.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. On January 18, 2023, the Investor re-started the redemption of the Notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. As of September 30, 2023, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,885,895, with a carrying value of US$3,999,574, net of deferred financing costs of US$113,679 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of September 30, 2023, the Notes was fully converted and shares of the Company’s common stock totaling 1,946,766 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. As of September 30, 2023, shares of the Company’s common stock totaling 10,164,082 were issued by the Company to the Investor equaling principal and interests amounted to US$2,250,000, and the Notes balance was US$10,310,407, with a carrying value of US$10,747,350, net of deferred financing costs of US$436,943 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of September 30, 2023, the subscription receivable was amounted to US$418,352 which was recorded on the consolidated balance sheet, and the proceeds is expected to be fully collected by December 31, 2023.

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

COVID-19 Impact

The COVID-19 outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores was closed or had limited business operations occasionally. In addition, COVID-19 had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenue. In early December 2022, China announced a nationwide loosening of its zero-covid policy, and the country faced a wave in infections after the lifting of these restrictions. Although the spread of the COVID-19 was slowed down and appears to be successfully under control currently, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our unaudited condensed consolidated financial statements are released.

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

Use of Estimates

Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets, assessment of expected credit losses for accounts receivable, advances to suppliers and other current asset, the valuation allowance of deferred taxes, and inventory reserves. Actual results could differ from those estimates.

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s unaudited condensed consolidated financial statements as of July 1, 2023.

The Company’s account receivables and other receivables included in other current assets are within the scope of ASC Topic 326. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

ASC Topic 326 is also applicable to loans to third parties that included in the other current assets on the unaudited condensed consolidated balance sheets. Management estimates the allowance for credit losses on loans not sharing similar risk characteristics on an individual basis. The key factors considered when determining the above allowances for credit losses include estimated loan collection schedule, discount rate, and assets and financial performance of the borrowers.

Expected credit losses are recorded as general and administrative expenses on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amounts previously reserved for, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2023 and June 30, 2023, the inventory reserve from the continuing operations was US$30,327 and US$56,655, respectively. As of September 30, 2023 and June 30, 2023, the inventory reserve from the discontinued operations was US$ nil and US$1,106,649, respectively.

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

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenues should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s financial statements upon adoption of ASC 606.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Overview

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Variance
	2023	2022	Amount	%
Revenue	$1,645,857	$-	$1,645,857	100.00%
Cost of revenue	1,546,902	-	1,546,902	100.00%
Gross profit	98,955	-	98,955	100.00%
General and administrative expenses	3,259,465	1,811,885	1,447,580	79.89%
Selling expenses	47,833	-	47,833	100.00%
Research and development expenses	23,698	-	23,698	100.00%
Loss from operations	(3,232,041)	(1,811,885)	(1,420,156)	78.38%
Loss from equity method investments	-	(6,304)	6,304	(100.00)%
Investment income from derivative financial assets	2,768	-	2,768	100.00%
Other income, net	818	-	818	100.00%
Amortization of debt issuance and other costs	(166,823)	(154,403)	(12,420)	8.04%
Interest expenses, net	(369,211)	(50,104)	(319,107)	636.89%
Loss before income tax benefit from continuing operations	(3,764,489)	(2,022,696)	(1,741,793)	86.11%
Benefit for income taxes	(251,366)	-	(251,366)	100.00%
Net loss from continuing operations	(3,513,123)	(2,022,696)	(1,490,427)	73.69%
Net income (loss) from discontinued operations	8,855,247	(419,624)	9,274,871	(2,210.28)%
Net income (loss)	$5,342,124	$(2,442,320)	$7,784,444	(318.73)%
Comprehensive income (loss) attributable to Shineco Inc.	$5,480,633	$(4,744,406)	$10,225,039	(215.52)%

Revenue

Currently, we, through our PRC subsidiaries, have two major business segments from continuing operations. First, developing, producing and distributing innovative rapid diagnostic and other products and related medical devices for the most common diseases; this segment is conducted through Biowin. Second, producing, processing and distributing silk products, and providing fruit trading business; this segment is conducted through Wintus.

The following table sets forth the breakdown of our revenue for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$135,127	8.21%	$-	-	$135,127	100.00%
Other agricultural products	1,510,730	91.79%	-	-	1,510,730	100.00%
Total Amount	$1,645,857	100.00%	$-	-	$1,645,857	100.00%

For the three months ended September 30, 2023 and 2022, revenue from sales of rapid diagnostic and other products was US$135,127 and US$ nil, respectively, representing an increase of US$135,127, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Biowin during the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, revenue from sales of other agricultural products was US$1,510,730 and US$ nil, respectively, representing an increase of US$1,510,730, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Wintus during the three months ended September 30, 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$43,186	2.79%	$-	-	$43,186	100.00%
Other agricultural products	1,502,739	97.15%	-	-	1,502,739	100.00%
Business and sales related tax	977	0.06%	-	-	977	100.00%
Total Amount	$1,546,902	100.00%	$-	-	$1,546,902	100.00%

For the three months ended September 30, 2023 and 2022, cost of revenue from sales of rapid diagnostic and other products was US$43,186 and US$ nil, respectively, representing an increase of US$43,186, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Biowin during the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, cost of revenue from sales of other agricultural products was US$1,502,739 and US$ nil, respectively, representing an increase of US$1,502,739, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Wintus during the three months ended September 30, 2023.

Gross Profit

The following table sets forth the breakdown of the gross profit for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$91,351	92.32%	$-	-	$91,351	100.00%
Other agricultural products	7,604	7.68%	-	-	7,604	100.00%
Total Amount	$98,955	100.00%	$-	-	$98,955	100.00%

Gross profit from sales of rapid diagnostic and other products increased by US$91,351, or 100.00%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Biowin during the three months ended September 30, 2023.

Gross profit from sales of agricultural products increased by US$7,604, or 100.00%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Wintus during the three months ended September 30, 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,				Variance
	2023	%	2022	%	Amount	%
General and administrative expenses	$3,259,465	97.85%	$1,811,885	100.00%	$1,447,580	79.89%
Selling expenses	47,833	1.44%	-	-	47,833	100.00%
Research and development expenses	23,698	0.71%	-	-	23,698	100.00%
Total Amount	$3,330,996	100.00%	$1,811,885	100.00%	$1,519,111	83.84%

General and Administrative Expenses

For the three months ended September 30, 2023, our general and administrative expenses were US$3,259,465, representing an increase of US$1,447,580, or 79.89%, as compared to the same period in 2022. The increase was mainly due to the increased professional service fee in relation to the acquisition of Wintus. The increase was also due to the general and administrative expenses incurred by our newly acquired subsidiaries Biowin and Wintus during the three months ended September 30, 2023.

Selling Expenses

For the three months ended September 30, 2023, our selling expenses were US$47,833, representing an increase of US$47,833, or 100.00%, as compared to the same period in 2022. The increase was mainly due to selling expenses incurred by our newly acquired subsidiaries Biowin and Wintus during the three months ended September 30, 2023.

Research and Development Expenses

For the three months ended September 30, 2023, our research and development expenses were US$23,698, representing an increase of US$23,698, or 100.00%, as compared to the same period in 2022. The increase was mainly due to research and development expenses incurred by our newly acquired subsidiaries Biowin and Wintus during the three months ended September 30, 2023.

Amortization of Debt Issuance and Other Costs

For the three months ended September 30, 2023, our amortization of debt issuance and other costs expenses was US$166,823, representing a slight increase of US$12,420, or 8.04%, as compared to amortization of debt issuance and other costs expenses of US$154,403 in the same period in 2022.

Interest Expenses, Net

For the three months ended September 30, 2023, our net interest expenses were US$369,211, representing an increase of US$319,107, or 636.89%, as compared to net interest expenses of US$50,104 in the same period in 2022. The increase in net interest expenses was mainly attributable to the increased interest expenses on short-term and long-term loans incurred by our newly acquired subsidiaries Biowin and Wintus. The increase was also due to the decreased interest income generated from loans to third parties.

Benefit for Income Taxes

For the three months ended September 30, 2023, our benefit for income taxes was US$251,366, representing an increase of US$251,366, or 100.00%, as compared to benefit for income taxes of US$ nil in the same period in 2022. The benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use right that was revalued upon the acquisition of Biowin and Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$3,513,123 for the three months ended September 30, 2023, an increase of US$1,490,427, or 73.69%, from net loss from continuing operations of US$2,022,696 for the three months ended September 30, 2022. The increase in net loss was primarily a result of the increase in general and administrative expenses, and interest expenses.

Net Income (Loss) from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of US$8,855,247 and a net loss from discontinued operations of US$419,624 for the three months ended September 30, 2023 and 2022, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) is as follows:

	For the Three Months Ended September 30,
	2023	2022
Revenues	$4,439	$535,698
Cost of revenues	4,183	626,575
Gross profit (loss)	256	(90,877)
Operating expenses	69,980	87,659
Other income (expenses), net	20,269	(241,088)
Loss before income tax	(49,455)	(419,624)
Provision for income tax benefit	-	-
Net loss from discontinued operations	$(49,455)	$(419,624)
Income on disposal of discontinued operations	8,904,702	-
Total net income (loss) from discontinued operations	$8,855,247	$(419,624)

Net Income (Loss)

Our net income was US$5,342,124 for the three months ended September 30, 2023, an increase of US$7,784,444, or 318.73%, from a net loss of US$2,442,320 for the same period in 2022. The increase in net income was primarily a result of the increased net income from discontinued operations, partially offset by the increased net loss from continuing operations mentioned above.

Comprehensive Income (Loss)

The comprehensive income was US$5,440,089 for the three months ended September 30, 2023, an increase of US$10,163,747 from a comprehensive loss of US$4,723,658 for the same period in 2022. After deduction of non-controlling interest, the comprehensive income attributable to us was US$5,480,633 for the three months ended September 30, 2023, compared to a comprehensive loss attributable to us in the amount of US$4,744,406 for the three months ended September 30, 2022. The increase of comprehensive income was due to the increased net income as mentioned above and the decrease in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2023 and June 30, 2023, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term and long-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of September 30, 2023, we had approximately US$13.4 million in short-term loans and US$2.0 million in long-term loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

On April 10, 2021, we issued 3,872,194 shares of common stock to selected investors at a price of US $3.2 per share. We received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of September 30, 2023.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor. On September 7, 2022, we signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024.

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

On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024.

For the above-mentioned convertible promissory notes issued, as of September 30, 2023, shares of the Company’s common stock totaling 12,110,848 were issued by the Company to the Investor equaling principal and interests amounted to US$9,722,639, and the Notes balance held for continuing operations was US$14,196,302, with a carrying value of US$14,746,924, net of deferred financing costs of US$550,622.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company will sell to the Investors, up to 1,921,683 shares (the “Shares”) of its common stock at a per share purchase price of $0.915 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As of September 30, 2023, the proceeds were fully collected.

On January 12, 2023, the Board of the Company approved the sales of 722,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of September 30, 2023, the subscription receivable was amounted to US$418,352 which was recorded on the consolidated balance sheet, and the proceeds is expected to be fully collected by December 31, 2023.

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

Working Capital

The following table provides the information about our working capital at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023

Current Assets	$16,016,156	$40,923,743
Current Liabilities	35,102,486	23,346,151
Working Capital	$(19,086,330)	$17,577,592

The working capital decreased by US$36,663,922, or 208.6%, as of September 30, 2023 from June 30, 2023, primarily as a result of a decrease in current assets held for discontinued operations and an increase in short-term loans, partially offset by an increase in accounts receivable and a decrease in current liabilities held for discontinued operations.

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

The Company remains engaged in litigation in Shineco, Inc. v. Lei Zhang, et al., Index No. 160669/2021 before the New York Supreme Court’s Commercial Division. The note of issue date is November 15, 2023. The parties have not been able to reach a settlement. As of September 30, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet.

As of September 30, 2023 and June 30, 2023, we had no other material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

On May 29, 2023, the Board of the Company approved that we pledged our property with a net book value of US$1,045,883 as collateral to guarantee a personal loan of a related party, Mr. Zhang Yuying, the legal representative of Tenet-Jove. Based on the memorandum entered between us and Mr. Zhang Yuying , Mr. Zhang Yuying is expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property is failed to be released by due date.

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

Cash Flows

The following table provides detailed information about our net cash flows for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(1,503,133)	$(2,109,145)
Net cash provided by (used in) investing activities	(12,897,211)	11,083,120
Net cash provided by financing activities	906,103	921,047
Effect of exchange rate changes on cash and cash equivalents	202,508	(822,080)
Net increase (decrease) in cash and cash equivalents	(13,291,733)	9,072,942
Cash and cash equivalents, beginning of the period	14,166,759	15,165,231
Cash and cash equivalents, end of the period	$875,026	$24,238,173
Less: cash of discontinued operations - ended of the period	-	(12,922,255)
Cash of continuing operations - ended of the period	$875,026	$11,315,918

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2023 was approximately US$1.5 million, consisting of net loss from continuing operations of US$3.5 million, depreciation and amortization expenses of US$1.0 million, common stock issued for management and employees of US$0.5 million, and net changes in our operating assets and liabilities, which mainly included a decrease in accounts receivable of US$4.0 million, a decrease in advances to suppliers of US$0.7 million and an increase in other payables and accrued expenses of US$0.4 million, partially offset by the decrease in accounts payable of US$5.1 million.

Net cash used in operating activities during the three months ended September 30, 2022 was approximately US$2.1 million, consisting of net loss from continuing operations of US$2.0 million, common stock issued for management and employees of US$0.6 million, and the net cash used in operating activities from discontinued operations of US$0.7 million.

Investing Activities

For the three months ended September 30, 2023, net cash used in investing activities was US$12.9 million, primarily due to disposal of Tenet-Jove of US$13.9 million, partially offset by the proceeds of business acquisition of Wintus of US$1.0 million.

For the three months ended September 30, 2022, net cash provided by investing activities was US$11.1 million, primarily due to repayments of loans to third parties of US$11.0 million.

Financing Activities

For the three months ended September 30, 2023, net cash provided by financing activities amounted to approximately US$0.9 million, due to proceeds received from investors for subscription of common stock of US$0.3 million, and proceeds from short-term loans of US$4.0 million, partially offset by the repayment of short-term loans of US$3.6 million.

For the three months ended September 30, 2022, net cash provided by financing activities amounted to approximately US$0.9 million, due to proceeds from issuance of common stock of US$1.0 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2023 . Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

The Company remains engaged in litigation in Shineco, Inc. v. Lei Zhang, et al., Index No. 160669/2021 before the New York Supreme Court’s Commercial Division. The note of issue date is November 15, 2023. The parties have not been able to reach a settlement. As of March 31, 2023, the total unpaid shares issued to Lei Zhang and Yan Li by the Company was 982,500 shares, and the subscription receivable was US$3,024,000 which was recorded on the unaudited condensed consolidated balance sheet .

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

On September 19, 2023, Shineco Life Science Group Hong Kong Co., Limited (“Shineco Life,” together with the Company as the “Buying Parties”), a company established under the laws of Hong Kong and a wholly owned subsidiary of the Company closed the acquisition of 71.42% equity interest (the “Acquisition”) in Dream Partner Limited, a BVI corporation (“Dream Partner”), pursuant to previously announced stock purchase agreement (the “Agreement”) dated May 29, 2023, entered into by and among the Buying Parties, Dream Partner, Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers,” together with Dream Partner and Wintus as the “Selling Parties”).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
3.2	Amended and Restated Bylaws of Shineco, Inc.(incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
4.2	2016 Share Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)
4.3	2022 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022)
10.1	Stock Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC September 20, 2023)
10.2	Stock Purchase Agreement, dated as of October 21, 2022, by and among Shineco, Inc., Shineco Life Science Research Co., Ltd., Beijing Kanghuayuan Medicine Information Consulting Co., Ltd. and Changzhou Biowin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC January 4, 2023)
10.3	Supplementary Agreement to the Stock Purchase Agreement, dated as of December 30, 2022, by and among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., Shineco Life Science Research Co., Ltd. and Changzhou Biowin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC January 4, 2023)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SHINECO, INC.

Dated: November 14, 2023	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

