Form 10-Q
period 2023-12-31
SHINECO, INC.
filed 2024-02-08
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

T1, South Tower, Jiazhaoye Square

Chaoyang District,

Beijing, People’s Republic of China, 100022

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

As of February 8, 2024, there were 6,412,902 shares of common stock, par value $0.001 per share, outstanding.

i

On February 2, 2024, the Company’s stockholders approved the effectiveness of a 1-for-10 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, with a par value of $0.001 per share. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. Unless otherwise indicated, all share amounts and per share amounts in this report have been presented to give effect to the 1-for-10 reverse stock split of the shares of the Company’s common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,187,200	$625,966
Accounts receivable, net	6,958,185	34,586
Due from related parties	476,722	-
Inventories, net	1,988,830	324,406
Advances to suppliers, net	8,486,049	2,697
Derivative financial assets	3,645	-
Other current assets, net	2,749,308	2,827,042
Current assets held for discontinued operations	-	37,109,046
TOTAL CURRENT ASSETS	21,849,939	40,923,743

Property and equipment, net	6,408,236	1,213,116
Land use right, net	621,675	-
Intangible assets, net	45,425,630	12,049,473
Goodwill	28,015,104	6,574,743
Operating lease right-of-use assets	133,318	132,366
Non-current assets held for discontinued operations	-	2,575,698
TOTAL ASSETS	$102,453,902	$63,469,139

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$14,917,912	$1,240,431
Long-term loans - current portion	649,736	-
Accounts payable	2,443,077	191,148
Contract liabilities	3,371,992	89,490
Due to related parties	1,574,968	48,046
Other payables and accrued expenses	1,892,374	669,147
Operating lease liabilities - current	126,857	86,978
Convertible note payable	14,353,591	15,126,198
Taxes payable	1,175,377	500,869
Current liabilities held for discontinued operations	-	5,393,844
TOTAL CURRENT LIABILITIES	40,505,884	23,346,151

Income tax payable - noncurrent portion	335,145	335,145
Operating lease liabilities - non-current	19,563	44,469
Long-term loans	1,115,851	-
Deferred tax liability	9,623,224	1,416,592
Other long-term payable	34,605	68,913
Non-current liabilities held for discontinued operations	-	1,404,823
TOTAL LIABILITIES	51,634,272	26,616,093

Commitments and contingencies		-

EQUITY:
Common stock; par value $0.001, 100,000,000 shares authorized; 6,412,902 and 2,639,338 shares issued and outstanding at December 31, 2023 and June 30, 2023*	6,413	2,639
Additional paid-in capital	65,838,872	68,871,317
Subscription receivable	(178,332)	(3,782,362)
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(30,696,669)	(31,735,422)
Accumulated other comprehensive loss	(94,049)	(4,992,381)
Total Stockholders’ equity of Shineco, Inc.	39,074,342	32,561,898
Non-controlling interest	11,745,288	4,291,148
TOTAL EQUITY	50,819,630	36,853,046

TOTAL LIABILITIES AND EQUITY	$102,453,902	$63,469,139

*	Retrospectively restated for effect of the Reverse Stock Split on February 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2023	2022	2023	2022

REVENUE	$3,952,759	$-	$2,306,902	$-

COST OF REVENUE
Cost of products	3,534,177	-	1,988,252	-
Business and sales related tax	7,309	-	6,332	-
Total cost of revenue	3,541,486	-	1,994,584	-

GROSS INCOME	411,273	-	312,318	-

OPERATING EXPENSES
General and administrative expenses	8,851,375	3,294,780	5,591,910	1,482,895
Selling expenses	132,195	-	84,362	-
Research and development expenses	45,916	-	22,218	-
Total operating expenses	9,029,486	3,294,780	5,698,490	1,482,895

LOSS FROM OPERATIONS	(8,618,213)	(3,294,780)	(5,386,172)	(1,482,895)

OTHER INCOME (EXPENSE)
Income (loss) from equity method investment	-	(6,221)	-	83
Investment income from derivative financial assets	3,534	-	766	-
Other income, net	274,883	-	274,065	-
Amortization of debt issuance and other costs	(366,057)	(355,972)	(199,234)	(201,569)
Interest expenses, net	(821,301)	(290,846)	(452,090)	(240,742)
Total other expenses	(908,941)	(653,039)	(376,493)	(442,228)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(9,527,154)	(3,947,819)	(5,762,665)	(1,925,123)

BENEFIT FOR INCOME TAXES	(957,928)	-	(706,562)	-

NET LOSS FROM CONTINUING OPERATIONS	(8,569,226)	(3,947,819)	(5,056,103)	(1,925,123)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(49,455)	(1,267,012)	-	(847,388)
Income from disposal of discontinued operations	8,904,702	-	-	-
Net income (loss) from discontinued operations	8,855,247	(1,267,012)	-	(847,388)

NET INCOME (LOSS)	286,021	(5,214,831)	(5,056,103)	(2,772,511)

Net loss attributable to non-controlling interest	(752,732)	(5,236)	(728,661)	(2,638)

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$1,038,753	$(5,209,595)	$(4,327,442)	$(2,769,873)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$286,021	$(5,214,831)	$(5,056,103)	$(2,772,511)
Other comprehensive income (loss): foreign currency translation income (loss)	138,355	(1,156,311)	40,390	1,125,027
Total comprehensive income (loss)	424,376	(6,371,142)	(5,015,713)	(1,647,484)
Less: comprehensive income (loss) attributable to non-controlling interest	(743,333)	6,287	(702,789)	(14,461)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$1,167,709	$(6,377,429)	$(4,312,924)	$(1,633,023)

Weighted average number of shares basic and diluted*	4,145,127	1,624,966	5,129,978	1,785,018

Basic and diluted earnings (loss) per common share	$0.25	$(3.21)	$(0.84)	$(1.55)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(1.89)	(2.43)	(0.84)	(1.08)
Discontinued operations - Basic and Diluted	2.14	(0.78)	-	(0.47)
Net earnings (loss) per common share - basic and diluted	0.25	(3.21)	(0.84)	(1.55)

*	Retrospectively restated for effect of the Reverse Stock Split on February 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	COMMON STOCK		SUBSCRIPTION	ADDITIONAL PAID-IN	STATUTORY	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2022	1,098,387	$1,098	$(3,024,000)	$53,008,810	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Stock issuance	753,618	754	(508,340)	9,854,586	-	-	-	-	9,347,000
Issuance of common shares for convertible notes redemption	53,731	54	-	527,582	-	-	-	-	527,636
Common stock issued for management and employees	60,000	60	-	611,940	-	-	-	-	612,000
Net loss from continuing operations for the period	-	-	-	-	-	(3,947,819)	-	-	(3,947,819)
Net loss from discontinued operation for the period	-	-	-	-	-	(1,261,776)	-	(5,236)	(1,267,012)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,167,834)	11,523	(1,156,311)
Balance at December 31, 2022	1,965,736	$1,966	$(3,532,340)	$64,002,918	$4,198,107	$(23,581,618)	$(3,268,590)	$(392,061)	$37,428,382

Balance at June 30, 2023	2,639,338	$2,639	$(3,782,362)	$68,871,317	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	1,000,000	1,000	-	2,299,000	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-	(8,904,702)	-	-	4,880,164	-	(4,024,538)
Stock issuance	1,200,000	1,200	-	1,438,800	-	-	-	-	1,440,000
Forgiveness of subscription receivable	-	-	3,024,000	-	-	-	-	-	3,024,000
Issuance of common shares for convertible notes redemption	1,193,064	1,193	-	1,594,527	-	-	-	-	1,595,720
Common stock issued for management and employees	380,500	381	580,030	539,930	-	-	-	-	1,120,341
Net loss from continuing operations for the period	-	-	-	-	-	(7,817,289)	-	(751,937)	(8,569,226)
Net income (loss) from discontinued operation for the period	-	-	-	-	-	8,856,042		(795)	8,855,247
Foreign currency translation gain	-	-	-	-	-	-	128,956	9,399	138,355
Balance at December 31, 2023	6,412,902	$6,413	$(178,332)	$65,838,872	$4,198,107	$(30,696,669)	$(94,049)	$11,745,288	$50,819,630

*	Retrospectively restated for effect of the Reverse Stock Split on February 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	COMMON STOCK		SUBSCRIPTION	ADDITIONAL PAID-IN	STATUTORY	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	NON-CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at September 30, 2022	1,639,736	$1,640	$(3,782,340)	$60,906,244	$4,198,107	$(20,811,745)	$(4,405,440)	$(377,600)	$35,728,866

Stock issuance	326,000	326	250,000	3,096,674	-	-	-	-	3,347,000
Net loss from continuing operations for the period	-	-	-	-	-	(1,925,123)	-	-	(1,925,123)
Net loss from discontinued operation for the period						(844,750)		(2,638)	(847,388)
Foreign currency translation gain (loss)	-	-	-	-	-	-	1,136,850	(11,823)	1,125,027
Balance at December 31, 2022	1,965,736	$1,966	$(3,532,340)	$64,002,918	$4,198,107	$(23,581,618)	$(3,268,590)	$(392,061)	$37,428,382

Balance at September 30, 2023	4,923,591	$4,924	$(3,442,352)	$64,134,641	$4,198,107	$(26,369,227)	$(108,567)	$12,448,077	$50,865,603

Stock issuance	1,200,000	1,200	-	1,438,800	-	-	-	-	1,440,000
Forgiveness of subscription receivable			3,024,000						3,024,000
Issuance of common shares for convertible notes redemption	289,311	289	-	265,431	-	-	-	-	265,720
Common stock issued for management and employees	-	-	240,020	-					240,020
Net loss from continuing operations for the period	-	-	-	-	-	(4,327,442)	-	(728,661)	(5,056,103)
Foreign currency translation gain	-	-	-	-	-	-	14,518	25,872	40,390
Balance at December 31, 2023	6,412,902	$6,413	$(178,332)	$65,838,872	$4,198,107	$(30,696,669)	$(94,049)	$11,745,288	$50,819,630

*	Retrospectively restated for effect of the Reverse Stock Split on February 2, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$286,021		$(5,214,831)
Net income (loss) from discontinued operations, net of tax	8,855,247		(1,267,012)
Net loss from continuing operations	(8,569,226)		(3,947,819)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,365,955		285
Allowance for credit losses and doubtful accounts	516,063		928,220
Reversal of inventory reserve	(26,288)		-
Deferred tax benefit	(957,928)		-
Loss from equity method investment	-		6,221
Amortization of right of use assets	37,002		-
Forgiveness of subscription receivable	3,024,000		-
Common stock issued for management and employees	540,311		612,000
Amortization of debt issuance and other costs	366,057		355,972
Accrued interest expense for convertible notes	457,056		479,641
Accrued interest income from third parties	-		(119,978)

Changes in operating assets and liabilities:
Accounts receivable	5,207,133		-
Advances to suppliers	(4,961,015)		-
Inventories	164,612		-
Other current assets	42,536		(221,896)
Accounts payable	(4,353,578)		-
Contract liabilities	3,062,228		-
Other payables and accrued expenses	528,131		65,585
Other long-term payable	(35,315)		-
Operating lease liabilities	(23,083)		-
Taxes payable	66,725		109
Net cash used in operating activities from continuing operations	(2,548,624)		(1,841,660)
Net cash provided by (used in) operating activities from discontinued operations	(162,253)		54,704
Net cash used in operating activities	(2,710,877)		(1,786,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(33,360)		-
Payment made for loans to third parties	(1,539,715)		-
Repayment from loans to third parties	50,000		10,915,129
Repayment from loans to related parties	490,177		-
Payment for derivative financial assets	(18,480)		-
Redemption of derivative financial assets	21,050		-
Payment made for business acquisition	-		(9,000,000)
Acquisition of subsidiaries, net of cash	1,003,678		-
Disposal of VIEs - Tenet-Jove, net of cash	(13,889,752)		-
Net cash provided by (used in) investing activities from continuing operations	(13,916,402)		1,915,129
Net cash provided by investing activities from discontinued operations	-		490,456
Net cash provided by (used in) investing activities	(13,916,402)		2,405,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	9,807,483		-
Repayment of short-term loans	(8,302,815)		-
Repayment of long-term loans	(317,444)
Proceeds from issuance of common stock	2,020,030		1,250,000
Repayments of advances from related parties	(81,966)		(24,224)
Net cash provided by financing activities from continuing operations	3,125,288		1,225,776
Net cash provided by (used in) financing activities from discontinued operations	293,180		(145,785)
Net cash provided by financing activities	3,418,468		1,079,991

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	229,252		(421,244)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,979,559)		1,277,376

CASH AND CASH EQUIVALENTS - Beginning of the period	14,166,759		15,165,231

CASH AND CASH EQUIVALENTS - End of the period	$1,187,200		$16,442,607

Less: cash and cash equivalents of discontinued operations - Ended of the period	-		14,123,179

Cash and cash equivalents of continuing operations - Ended of the period	$1,187,200		$2,319,428

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$274,879		$-

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$1,595,720		$527,636
Issuance of common shares for proceeds received in prior year	$-		$5,000,000
Issuance of common shares for business acquisition	$2,300,000		$3,097,000
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$37,705,951	$
Right-of-use assets obtained in exchange for operating lease obligations	$32,737		$645,711
Repayments of loans to third parties offset by other payables	$-		$3,156,610

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

On December 31, 2008, June 11, 2011, and May 24, 2012, Tenet-Jove entered into a series of contractual agreements including an Executive Business Cooperation Agreement, a Timely Reporting Agreement, an Equity Interest Pledge Agreement, and an Executive Option Agreement (collectively, the “VIE Agreements”), with each one of the following entities, Ankang Longevity Pharmaceutical (Group) Co., Ltd. (“Ankang Longevity Group”), Yantai Zhisheng International Freight Forwarding Co., Ltd. (“Zhisheng Freight”) and Qingdao Zhihesheng Agricultural Produce Services., Ltd. (“Qingdao Zhihesheng”). On February 24, 2014, Tenet-Jove entered into the same series of contractual agreements with Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. (“Zhisheng Bio-Tech”), which was incorporated in 2014. Zhisheng Bio-Tech, Zhisheng Freight and Qingdao Zhihesheng are collectively referred to herein as the “Zhisheng VIEs.”

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

On December 10, 2016, Tenet-Jove entered into a purchase agreement with Tianjin Tajite E-Commerce Co., Ltd. (“Tianjin Tajite”), an online e-commerce company based in Tianjin, China, specializing in distributing Luobuma related products and branded products of Daiso 100-yen shops, pursuant to which Tenet-Jove would acquire a 51% equity interest in Tianjin Tajite for cash consideration of RMB14,000,000 (approximately US$2.1 million). On December 25, 2016, the Company paid the full amount as the deposit to secure the deal. In May 2017, the Company amended the agreement and required Tianjin Tajite to satisfy certain preconditions related to product introductions into China. On October 26, 2017, the Company completed the acquisition for 51% of the shares in Tianjin Tajite. On May 5, 2019, two minority shareholders of Tianjin Tajite transferred their 26.4% of the equity interest to the Company. There was no consideration paid for the transfers, and after the transfers, the Company owns 77.4% equity interest of Tianjin Tajite.

On March 13, 2019, Tenet-Jove established Beijing Tenjove Newhemp Biotechnology Co., Ltd. (“TNB”) with registered capital of RMB10.0 million (approximately US$1.5 million). TNB became a wholly-owned subsidiary of Tenet-Jove. The operations of TNB ceased on May 15, 2023.

On July 23, 2020, Shanghai Jiaying International Trade Co., Ltd. (“Shanghai Jiaying”) was established with registered capital of RMB200 million (approximately US$29.9 million). Tenet-Jove owned an equity interest of 90% of Shanghai Jiaying, and the remaining 10% equity interests was owned by an individual shareholder. Jiaying Trade did not engage in any active business operations, and the operations of Shanghai Jiaying ceased on December 21, 2021.

On January 7, 2021, Inner Mongolia Shineco Zhonghemp Biotechnology Co., Ltd. (“SZB”) was established with registered capital of RMB50 million (approximately US$7.5 million). Tenet-Jove owned an equity interest of 55% of SZB, and the remaining 45% equity interests was owned by an individual shareholder. SZB is currently not engaging in any active business operations.

On December 7, 2021, the Company established Shineco Life Science Research Co., Ltd. (“Life Science”) as a wholly foreign-owned entity with registered capital of US$10.0 million.

On April 13, 2022, the Company established Shineco Life Science Group Hong Kong Co., Limited (“Life Science HK”) as a wholly owned entity with registered capital of US$10.0 million. On April 24, 2022, the Company entered into a Share Transfer Agreement with Life Science HK. Pursuant to the agreement, the Company transferred its 100% of the equity interest of Life Science to Life Science HK. There was no consideration paid for the transfer, and after the transfer, Life Science became a wholly-owned subsidiary of Life Science HK.

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

On May 23, 2023, Life Science established Beijing Shineco Chongshi Information Consulting Co., Ltd (“Chongshi”) as a wholly owned entity with registered capital of RMB0.1 million (approximately US$0.01 million). Chongshi is currently not engaging in any active business operations.

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

On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Life Science. As the consideration for the acquisition, the Company paid to Seller US$9 million in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among Life Science, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Life Science from January 1, 2023.

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Wintus Sellers”), pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus (the “Acquisition”). As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Wintus Sellers 100% of the Company’s equity interest in Tenet-Jove.

The Company, through its subsidiaries, currently operates three main business segments: 1) Biowin specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”); 2) Wintus is engaged in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit; and (3) Fuzhou Meida operates a health-oriented chain restaurant that specializes in developing healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. Due to the Acquisition mentioned above, the Company’s business segments, that were operated by Tenet-Jove and its subsidiaries, Guangyuan and Zhisheng VIEs which Tenet-Jove is the primary beneficiary of (the “Tenet-Jove Disposal Group”), are classified as discontinued operations on the Company unaudited condensed consolidated financial statements. These business segments are: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) Qingdao Zhihesheng and Guangyuan are engaged in planting, processing, and distributing green agricultural produce; (“Agricultural Products”); and 3) Zhisheng Freight is providing domestic and international logistic services (“Freight Services”).

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses of US$8,569,226 and US$3,947,819, and continuing cash outflow of US$2,548,624 and US$1,841,660 from operating activities from continuing operations for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had negative working capital of US$18,655,945. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. In addition, the Company’s shareholders made pledges to provide continuous financial support to the Company whenever the Company has liquidity difficulty for at least next 12 months from the date of this filing.

Despite those negative financial trends, as of December 31, 2023, the Company had the following measurements which the management has taken to enhance the Company’s liquidity:

1)	On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As the date of this report, proceeds amounted to US$0.5 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by March 31, 2024.

2)	On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of $1.2 for gross proceeds of up to $1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

3)	The Company financed from commercial banks and third parties. As of December 31, 2023, the Company had US$14.9 million in short-term loans outstanding and US$1.8 million in long-term loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information and the carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	December 31, 2023	June 30, 2023

Current assets	$-	$32,532,618
Non-current assets	-	2,493,883
Total assets	-	35,026,501
Total liabilities	-	(5,952,438)
Net assets	$-	$29,074,063

	For the six months ended December 31,		For the three months ended December 31,
	2023	2022	2023	2022
Net sales	$-	$1,055,723	$-	$525,599
Gross loss	$-	$(221,023)	$-	$(124,778)
Income from operations	$60,426	$807,083	$-	$419,178
Net income	$60,426	$830,047	$-	$430,315

Non-controlling Interests

U.S. GAAP requires that non-controlling interests in subsidiaries and affiliates be reported in the equity section of a company’s balance sheet. In addition, the amounts attributable to the non-controlling interests in the net loss of these entities are reported separately in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets, assessment of expected credit losses for accounts receivable and other current asset, the valuation allowance of deferred taxes, and inventory reserves. Actual results could differ from those estimates.

Revenue Recognition

The Company generates its revenue primarily through sales of Luobuma products, other agricultural products, healthy meals and rapid diagnostic and other products, as well as providing logistic services and other processing services to external customers in accordance with ASC 606. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenue should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenue should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s financial statements upon adoption of ASC 606.

More specifically, revenue related to the Company’s products and services is generally recognized as follows:

Sales of products: The Company recognized revenue from the sale of products at the point in time when the goods were delivered and title to the goods passed to the customer, provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from the provision of services: The Company merely acts as an agent in these types of services transactions. Revenue from domestic air and overland freight forwarding services was recognized at the point in time upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2023 and June 30, 2023, the Company had no cash equivalents.

Under PRC laws, it is generally required that a commercial bank in the PRC that holds third-party cash deposits protect the depositors’ rights over and interests in their deposited money. PRC banks are subject to a series of risk control regulatory standards, and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis. The Company monitors the banks utilized and has not experienced any problems.

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of December 31, 2023 and June 30, 2023, the allowance for credit losses from the continuing operations was US$1,521,575 and US$946,892, respectively. As of December 31, 2023 and June 30, 2023, the allowance for credit losses from the discontinued operations was US$ nil and US$7,206,958, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of December 31, 2023 and June 30, 2023, the allowance for uncollectible advances to suppliers from the continuing operations was US$130,998 and US$3,502, respectively. As of December 31, 2023 and June 30, 2023, the allowance for uncollectible advances to suppliers from the discontinued operations was US$ nil and US$10,163,946, respectively.

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s unaudited condensed consolidated financial statements as of July 1, 2023.

The Company’s account receivables and other receivables included in other current assets on the unaudited condensed consolidated balance sheets are within the scope of ASC Topic 326. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

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

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2023 and June 30, 2023, the inventory reserve from the continuing operations was US$31,249 and US$56,655, respectively. As of December 31, 2023 and June 30, 2023, the inventory reserve from the discontinued operations was US$ nil and US$1,106,649, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the six and three months ended December 31, 2023 and 2022, the Company did not recognize any impairment of its ROU assets.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the six and three months ended December 31, 2023 and 2022, the Company did not recognize any impairment of its long-lived assets.

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

The outstanding derivative financial assets as of December 31, 2023 and June 30, 2023 was US$3,645 and US$ nil, respectively. Investment income from derivative financial assets was $3,534 and $766 for the six and three months ended December 31, 2023, respectively, and the change in fair value of derivative financial assets was immaterial for the six and three months ended December 31, 2023.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at December 31, 2023 and June 30, 2023. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at December 31, 2023, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2020 and thereafter. As of December 31, 2023, the tax years ended December 31, 2019 through December 31, 2023 for the Company’s PRC subsidiaries from the continuing operations and the discontinued operations remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at December 31, 2023 and June 30, 2023 were translated at 1 RMB to 0.1412 USD and at 1 RMB to 0.1378 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2023 and 2022 were 1 RMB to 0.1385 USD and 1 RMB to 0.1433 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended December 31, 2023 and 2022 were 1 RMB to 0.1388 USD and 1 RMB to 0.1406 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the six months ended December 31, 2023 and 2022, total research and development expense from continuing operations were approximately US$45,916 and US$ nil, respectively. For the three months ended December 31, 2023 and 2022, total research and development expense from continuing operations were approximately US$22,218 and US$ nil, respectively. No research and development expense were from discontinued operations for the six and three months ended December 31, 2023 and 2022.

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2023 and 2022.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six and three months ended December 31, 2023 and 2022:

	For the six months ended December 31,		For the three months ended December 31,
	2023	2022	2023	2022
Net loss from continuing operations attributable to Shineco	$(7,817,289)	$(3,947,819)	$(4,327,442)	$(1,925,123)
Net income (loss) from discontinued operations attributable to Shineco	8,856,042	(1,261,776)	-	(844,750)
Net income (loss) attributable to Shineco	1,038,753	(5,209,595)	(4,327,442)	(2,769,873)

Weighted average shares outstanding - basic and diluted*	4,145,127	1,624,966	5,129,978	1,785,018

Net loss from continuing operations per share of common share
Basic and diluted	$(1.89)	$(2.43)	$(0.84)	$(1.08)

Net earnings (loss) from discontinued operations per share of common share
Basic and diluted	$2.14	$(0.78)	$-	$(0.47)

Net earnings (loss) per share of common share
Basic and diluted	$0.25	$(3.21)	$(0.84)	$(1.55)

*	Retrospectively restated for effect of the Reverse Stock Split on February 2, 2024

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	December 31, 2023	June 30, 2023

Accounts receivable	$8,479,760	$10,467,260
Less: allowance for credit losses	(1,521,575)	(8,153,850)
Accounts receivable, net	6,958,185	2,313,410
Less: accounts receivable, net held for discontinued operations	-	(2,278,824)
Accounts receivable, net held for continuing operations	$6,958,185	$34,586

Movement of allowance for credit losses is as follows:

	December 31, 2023	June 30, 2023

Beginning balance	$8,153,850	$7,317,236
Acquisition of subsidiaries	174,627	451,863
Charge to allowance	244,557	1,050,753
Less: disposal of VIEs	(7,116,986)	-
Less: write-off	-	(62,125)
Foreign currency translation adjustments	65,527	(603,877)
Ending balance	$1,521,575	$8,153,850

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	December 31, 2023	June 30, 2023

Raw materials	$653,555	$315,129
Work-in-process	174,648	16,713,913
Finished goods	1,191,876	1,179,243
Less: inventory reserve	(31,249)	(1,163,304)
Total inventories, net	1,988,830	17,044,981
Less: inventories, net, held for discontinued operations	-	(16,720,575)
Inventories, net, held for continuing operations	$1,988,830	$324,406

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

The Company wrote off inventory held for discontinued operations amounted to US$ nil and US$462,936 during the six months ended December 31, 2023 and 2022, respectively. The Company wrote off inventory held for discontinued operations amounted to US$ nil and US$221,182 during the three months ended December 31, 2023 and 2022, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	December 31, 2023	June 30, 2023

Advances to suppliers	$8,617,047	$10,170,145
Less: allowance for doubtful accounts	(130,998)	(10,167,448)
Advance to suppliers, net	8,486,049	2,697
Less: advance to supplier, net, held for discontinued operations	-	-
Advance to supplier, net, held for continuing operations	$8,486,049	$2,697

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	December 31, 2023	June 30, 2023

Beginning balance	$10,167,448	$13,544,627
Acquisition of subsidiaries	6,441	56,831
Charge to (reversal of) allowance	118,607	(2,349,716)
Less: disposal of VIEs	(10,212,837)	-
Less: write-off	-	(147,172)
Foreign currency translation adjustments	51,339	(937,122)
Ending balance	$130,998	$10,167,448

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	December 31, 2023	June 30, 2023

Loans to third parties (1)	$2,589,104	$1,481,101
Other receivables (2)	2,564,968	2,629,733
Prepayment for business acquisition (3)	-	2,000,000
Short-term deposit	45,709	37,015
Prepaid expenses	1,484	1,629
Subtotal	5,201,265	6,149,478
Less: allowance for credit losses	(2,451,957)	(3,287,793)
Total other current assets, net	2,749,308	2,861,685
Less: other current assets, net, held for discontinued operations	-	(34,643)
Other current assets, net, held for continuing operations	$2,749,308	$2,827,042

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable, and the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of December 31, 2023 and June 30, 2023, the allowance for credit losses was US$1,018,722 and US$1,481,101, respectively. Management will continue putting effort in collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses, as well as advances for services to other third party.

3)	The amount pertains to prepaid purchase consideration made for acquisition of Wintus.

Movement of allowance for credit losses is as follows:

	December 31, 2023	June 30, 2023

Beginning balance	$3,287,793	$2,545,565
Acquisition of subsidiaries	36,714	14,504
Charge to allowance	30,354	1,867,474
Less: disposal of VIEs	(604,103)	-
Less: write-off	-	(964,509)
Foreign currency translation adjustments	(298,801)	(175,241)
Ending balance	$2,451,957	$3,287,793

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2023	June 30, 2023

Buildings	$6,309,988	$1,064,656
Machinery and equipment	3,226,301	1,132,064
Motor vehicles	185,644	195,183
Office equipment	142,624	142,288
Fixture and furniture	104,638	-
Construction in progress	18,224	-
Farmland leasehold improvements	-	2,898,328
Subtotal	9,987,419	5,432,519
Less: accumulated depreciation and amortization	(3,487,508)	(3,437,327)
Less: accumulated impairment for property and equipment	(91,675)	(749,299)
Total property and equipment, net	6,408,236	1,245,893
Less: property and equipment, net, held for discontinued operations	-	(32,777)
Property and equipment, net held for continuing operations	$6,408,236	$1,213,116

Depreciation and amortization expense charged to the continuing operations was US$243,189 and US$285 for the six months ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense charged to the continuing operations was US$109,932 and US$143 for the three months ended December 31, 2023 and 2022, respectively.

Depreciation and amortization expense charged to the discontinued operations was US$2,403 and US$164,386 for the six months ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$133,562 for the three months ended December 31, 2023 and 2022, respectively.

The management performed evaluation on the impairment of property and equipment periodically. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, have not been able to grow and cultivate green agricultural produce on the leased farmlands, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of such leased farmland. Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired. No impairment loss on property and equipment from the continuing operations and discontinued operations for the six and three months ended December 31, 2023 and 2022, respectively.

The Company pledged certain property and equipment for the Company’s bank loans and its related party’s personal loan (see Note 12 and Note 13).

Farmland leasehold improvements, net consisted of following:

	December 31, 2023	June 30, 2023

Blueberry farmland leasehold improvements	$-	$2,226,624
Yew tree planting base reconstruction	-	249,464
Greenhouse renovation	-	422,240
Subtotal	-	2,898,328
Less: accumulated amortization	-	(2,238,484)
Less: impairment for farmland leasehold improvements	-	(659,844)
Total farmland leasehold improvements, net	$-	$-

NOTE 9 - LAND USE RIGHTS, NET

Land use rights are recognized at cost less accumulated amortization. According to the Chinese laws and regulations regarding land use rights, land in urban districts is owned by the state, while land in the rural areas and suburban areas, except otherwise provided for by the state, is collectively owned by individuals designated as resident farmers by the state. However, in accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants the user a “land use right” to use the land. The Company has the land use right to use the land for 30 years and amortizes the rights on a straight-line basis over the period of 30 years.

	December 31, 2023	June 30, 2023

Land use rights	$715,955	$-
Less: accumulated amortization	(94,280)	-
Total land use rights, net	621,675	-
Less: land use rights, net, held for discontinued operations	-	-
Land use rights, net, held for continuing operations	$621,675	$-

Amortization expense charged to the continuing operations was US$9,355 and US$ nil for the six months ended December 31, 2023 and 2022, respectively. Amortization expense charged to the continuing operations was US$6,839 and US$ nil for the three months ended December 31, 2023 and 2022, respectively.

No amortization expense charged to the discontinued operations for the six and three months ended December 31, 2023 and 2022, respectively.

The estimated future amortization expenses are as follows:

12 months ending December 31:
2024	$23,865
2025	23,865
2026	23,865
2027	23,865
2028	23,865
Thereafter	502,350
Total	$621,675

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

The table below presents the operating lease related assets and liabilities held for continuing operations recorded on the balance sheets.

	December 31, 2023	June 30, 2023

ROU lease assets	$133,318	$132,366

Operating lease liabilities – current	126,857	86,978
Operating lease liabilities – non-current	19,563	44,469
Total operating lease liabilities	$146,420	$131,447

The weighted average remaining lease terms and discount rates for all of operating leases held for continuing operations were as follows as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.69	1.92
Weighted average discount rate	4.52%	4.61%

The table below presents the operating lease related assets and liabilities held for discontinued operations recorded on the balance sheets.

	December 31, 2023	June 30, 2023

ROU lease assets	$-	$2,538,037

Operating lease liabilities – current	-	551,502
Operating lease liabilities – non-current	-	1,404,823
Total operating lease liabilities	$-	$1,956,325

The weighted average remaining lease terms and discount rates for all of operating leases held for discontinued operations were as follows as of December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	-	5.85
Weighted average discount rate	-	4.36%

Rent expenses totaled US$86,139 and US$132,409 from the continuing operations for the six months ended December 31, 2023 and 2022, respectively. Rent expenses totaled US$45,588 and US$64,920 from the continuing operations for the three months ended December 31, 2023 and 2022, respectively.

Rent expenses totaled US$51,778 and US$253,736 from the discontinued operations for the six months ended December 31, 2023 and 2022, respectively. Rent expenses totaled US$ nil and US$106,785 from the discontinued operations for the three months ended December 31, 2023 and 2022, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

Continuing operations
Remainder of 2024	$77,497
2025	58,391
2026	12,288
2027	2,062
Total lease payments	150,238
Less: imputed interest	(3,818)
Present value of lease liabilities	$146,420

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the six and three months ended December 31, 2023 and 2022.

The Company has included the operating results of Guangyuan in the unaudited condensed consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$12,060 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the six months ended December 31, 2023. US$ nil in net sales and net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended December 31, 2023. US$ nil in net sales and US$75,134 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the six months ended December 31, 2022. US$ nil in net sales and US$46,718 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended December 31, 2022.

Acquisition of Biowin

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Biowin. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin, the total consideration of the acquisition was US$12,097,000. According to the Supplementary Agreement, dated as of December 30, 2022, by and among the Life Science, the Seller and Biowin, the Seller transferred its controlling rights of production and operation of Biowin to Life Science from January 1, 2023. The management determined that January 1, 2023 was the acquisition date of Biowin. The acquisition provides a unique opportunity for the Company to step into the Point-of-Care Testing industry.

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

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of December 31, 2023 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(1,268,366)
Total intangible assets, net	11,415,290
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$11,415,290

The amortization expense of intangible assets was US$$$634,182 and US$ nil from the continuing operations for the six months ended December 31, 2023 and 2022, respectively. The amortization expense of intangible assets was US$$317,091 and US$ nil from the continuing operations for the three months ended December 31, 2023 and 2022, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil and US$130,887 for the six months ended December 31, 2023 and 2022, respectively. Acquisition-related costs were US$ nil and US$99,148 for the three months ended December 31, 2023 and 2022, respectively.

The Company has included the operating results of Biowin in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$299,122 in net sales and US$621,625 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2023. US$163,995 in net sales and US$324,650 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2023. US$ nil in net sales and net loss of Biowin were included in the unaudited condensed consolidated financial statements for the six and three months ended December 31, 2022.

Acquisition of Wintus

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in B Tenet-Jove. The management determined that July 31, 2023 was the acquisition date of Wintus.

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

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of December 31, 2023 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,273	10
Less: accumulated amortization	(1,478,636)
Total intangible assets, net	34,008,637
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$34,008,637

The amortization expense of intangible assets was US$1,478,636 and US$ nil from the continuing operations for the six months ended December 31, 2023 and 2022, respectively. The amortization expense of intangible assets was US$887,181 and US$ nil from the continuing operations for the three months ended December 31, 2023 and 2022, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$779,606 and US$17,196 for the six months ended December 31, 2023 and 2022, respectively. Acquisition-related costs were US$ nil and US$17,196 for the three months ended December 31, 2023 and 2022, respectively.

The Company has included the operating results of Wintus in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$3,642,533 in net sales and US$1,138,402 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2023. US$2,131,803 in net sales and US$1,979,110 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2023.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of December 31, 2023 and June 30, 2023, the outstanding amounts due from related parties consisted of the following:

	December 31, 2023	June 30, 2023

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$407,511	$-
Chongqing Dream Trading Co., Ltd	42,374	-
Ren Zhiwei	26,837	-
Wintus China Limited	412,379	-
Shanghai Gaojing Private Fund Management (a)	-	396,938
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b)	-	1,441,485
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c)	-	4,534,211
Subtotal	889,101	6,372,634
Less: allowance for credit losses	(412,379)	(1,838,423)
Total due from related parties, net	476,722	4,534,211
Less: due from related parties, held for discontinued operations	-	(4,534,211)
Due from related parties, held for continuing operations	$476,722	$-

a.	The Company owns 32% equity interest in this company. Those advances are due on demand and non-interest bearing. The Company made a full impairment on this investment and fully recorded an allowance for doubtful accounts for the amount due from this company as of June 30, 2023.

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$206,738 (RMB 1.5 million) will be paid by September 30, 2022, US$689,128 (RMB 5.0 million) will be paid by December 31, 2022, and the remaining loan and unpaid interest will be paid by June 30, 2023. During the year ended June 30, 2023, the Company received payment of US$206,738 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements. Hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance including the principal and interest was amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for doubtful accounts as of June 30, 2023.

Interest income was US$ nil and US$44,203 from discontinued operations for the six months ended December 31, 2023 and 2022, respectively. Interest income was US$ nil and US$19,902 from discontinued operations for the three months ended December 31, 2023 and 2022, respectively.

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

Interest income was US$21,056 and US$129,596 from discontinued operations for the six months ended December 31, 2023 and 2022, respectively. Interest income was US$ nil and US$63,541 from discontinued operations for the three months ended December 31, 2023 and 2022, respectively.

Due to Related Parties

As of December 31, 2023 and June 30, 2023, the Company had related party payables of US$1,574,968 and US$48,046, respectively, in relation to the operations of Biowin and Wintus. As of December 31, 2023 and June 30, 2023, the Company had related party payables of US$ nil and US$2,431,191, respectively, in relation to its discontinued business operations including Tenet Jove business and VIE structure. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	December 31, 2023	June 30, 2023

Wang Sai	$28,846	$-
Li Baolin	-	1,930
Zhao Min (a)	-	409,345
Zhou Shunfang	-	2,019,916
Huang Shanchun	261,795	28,651
Liu Fengming	4,898	4,779
Yan Lixia	-	742
Zhan Jiarui	12,202	1,761
Liu Xiqiao	14,641	2,113
Mike Zhao	-	10,000
Zhao Pengfei	7,062	-
Wang Xiaohui	273,966	-
Chi Keung Yan	325,673	-
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	249,371	-
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	396,514	-
Total due to related parties	1,574,968	2,479,237
Less: due to related parties, held for discontinued operations	-	(2,431,191)
Due to related parties, held for continuing operations	$1,574,968	$48,046

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed additional loan of US$27,565 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$379,217 as of June 30, 2023.

Interest expenses on loans due to related parties were US$1,526 and US$9,320 from discontinued operations for the six months ended December 31, 2023 and 2022, respectively. Interest expenses on loans due to related parties were US$ nil and US$4,518 from discontinued operations for the three months ended December 31, 2023 and 2022, respectively.

Sales to a Related Party

The Company made sales of US$811,131 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the six months ended December 31, 2023. The Company made sales of US$680,330 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the three months ended December 31, 2023.

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

Interest expenses from discontinued operations were both US$ nil for the six and three months ended December 31, 2023 and 2022, respectively. The Company recorded interest expenses from continuing operations of US$30,247 and US$ nil for the six months ended December 31, 2023 and 2022, respectively. The Company recorded interest expenses from continuing operations of US$30,247 and US$ nil for the three months ended December 31, 2023 and 2022, respectively.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	December 31, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank-a	$423,741	2024/3/29	4.80%
Bank of Jiangsu-b	423,741	2024/6/13	4.00%
Bank of China-c	423,741	2024/6/26	3.60%
Chongqing Rural Commercial Bank-d	1,341,846	2024/3/23	4.30%
United Overseas Bank-e	10,021,750	January 2024 - June 2024	4.2% - 4.4%
Bank of China-f	423,741	2024/2/14	3.65%
Industrial and Commercial Bank of China	423,741	2024/7/25	3.85%
Industrial and Commercial Bank of China-g	635,611	2024/9/22	3.45%
Total short-term bank loans	14,117,912
Less: short-term bank loans, held for discontinued operations	-
Short-term bank loans, held for continuing operations	$14,117,912

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang.

d.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd. In addition, Chongqing Huajian pledged its properties to guaranty the Company’s loan from Chongqing Rural Commercial Bank.

e.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian and Chongqing Yufan. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guaranty the Company’s loans from United Overseas Bank.

f.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”). In addition, Chongqing Huajian and another third party pledged their properties to guaranty the Company’s loan from Bank of China.

g.	Guaranteed by the other subsidiary of the Company, Chongqing Wintus. In addition, the Company’s properties with net book values of US$627,721 were pledged as collateral to secure this loan as of December 31, 2023.

Lender	June 30, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank-a	$413,477	2024/3/29	4.80%
Bank of Jiangsu-b	413,477	2024/6/13	4.00%
Bank of China-c	413,477	2024/6/26	3.60%
Total short-term bank loans	1,240,431
Less: short-term bank loans, held for discontinued operations	-
Short-term banks loans, held for continuing operations	$1,240,431

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang.

Long-term loans

Long-term bank loans consisted of the following:

Lender	December 31, 2023	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank-a	$635,612	2024/9/7	4.85%
Bank of Chongqing-b	1,129,975	2026/7/3	4.00%
Total long-term bank loans	$1,765,587

Long-term bank loans-current	$649,736

Long-term bank loans-non-current	$1,115,851

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, the Company’s properties with net book values of US$575,278 were pledged as collateral to secure this loan as of December 31, 2023.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,530,247 were pledged as collateral to secure this loan as of December 31, 2023.

The future maturities of long-term bank loans as of December 31, 2023 were as follows:

Twelve months ending December 31,
2024	$649,736
2025	1,115,851
Total long-term bank loans	$1,765,587

Interest expenses from discontinued operations were both US$ nil for the six and three months ended December 31, 2023 and 2022, respectively. The Company recorded interest expenses from continuing operations of US$279,711 and US$ nil for the six months ended December 31, 2023 and 2022, respectively. The Company recorded interest expenses from continuing operations of US$165,575 and US$ nil for the three months ended December 31, 2023 and 2022, respectively. The annual weighted average interest rates from continuing operations were 4.30% and nil for the six months ended December 31, 2023 and 2022, respectively. The annual weighted average interest rates from continuing operations were 4.32% and nil for the three months ended December 31, 2023 and 2022, respectively.

NOTE 14 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022 (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to $3,500,528.40. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the repayment of the notes. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to $3,929,498. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022 (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $ 11,878,241. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024.

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

For the six months ended December 31, 2023 and 2022, a total of US$366,057 and US$355,972 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively. For the three months ended December 31, 2023 and 2022, a total of US$199,234 and US$201,569 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively.

As of December 31, 2023, shares of the Company’s common stock totaling 1,500,396 were issued by the Company to the Investor equaling principal and interests amounted to US$9,988,359, and the Notes balance held for continuing operations was US$14,353,591, with a carrying value of US$14,851,827, net of deferred financing costs of US$498,236 was recorded in the accompanying unaudited condensed consolidated balance sheets.

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

i) The components of the income tax benefit were as follows:

	For the six months ended December 31,			For the three months ended December 31,
	2023		2022	2023	2022
Current income tax benefit	$		$-	$-	$-
Deferred income tax benefit		(957,928)	-	(706,562)	-
Total income tax benefit		(957,928)	-	(706,562)	-
Less: income tax benefit, held for discontinued operations		-	-	-	-
Income tax benefit, held for continuing operations		$(957,928)	$-	$(706,562)	$-

ii) The components of the deferred tax liability were as follows:

	December 31, 2023	June 30, 2023
Deferred tax assets:
Allowance for credit loss/doubtful accounts	$324,668	$1,360,693
Inventory reserve	1,562	281,237
Net operating loss carry-forwards	1,045,420	1,223,159
Total	1,371,650	2,865,089
Valuation allowance	(171,060)	(2,471,066)
Total deferred tax assets	1,200,590	394,023
Deferred tax liability:
Intangible assets	(10,823,814)	(1,810,615)
Total deferred tax liability	(10,823,814)	(1,810,615)
Deferred tax liability, net	(9,623,224)	(1,416,592)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(9,623,224)	$(1,416,592)

Movement of the valuation allowance:

	December 31, 2023	June 30, 2023

Beginning balance	$2,471,066	$2,543,366
Acquisition of subsidiaries	158,576	376,085
Disposal of Tenet Jove	(2,455,995)	-
Current year reduction	(63,923)	(252,836)
Exchange difference	61,342	(195,549)
Ending balance	171,060	2,471,066
Less: valuation allowance, held for discontinued operations	-	(2,396,504)
Valuation allowance, held for continuing operations	$171,060	$74,562

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2023 and 2022, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	December 31, 2023	June 30, 2023

Income tax payable	$1,239,142	$1,048,188
Value added tax payable	266,975	46,451
Business tax and other taxes payable	4,405	3,834
Total tax payable	1,510,522	1,098,473
Less: tax payable, held for discontinued operations	-	(262,459)
Tax payable, held for continuing operations	$1,510,522	$836,014

Income tax payable - current portion	$1,175,377	$763,328
Less: income tax payable - current portion, held for discontinued operations	-	(262,459)
Income tax payable - current portion, held for continuing operations	$1,175,377	$500,869

Income tax payable - noncurrent portion	$335,145	$335,145
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$335,145	$335,145

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of December 31, 2023 and June 30, 2023, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 387,219 shares of common stock to selected investors at a price of US$32 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was waived by the Company during the six months ended December 31, 2023. See Note 18.

On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 235,450 shares of common stock of the Company (the “Shares”) at a price of US$21.2 per share. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of $5.0 million.

On July 21, 2022, the stockholders of the Company approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), pursuant to which 150,000 shares of the Company’s common stock will be made available for issuance under the 2022 Plan. Pursuant to the terms of the 2022 Plan, no shares shall be granted on or after the date which is ten years from the effective date of the 2022 Plan. On July 27, 2022, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 60,000 shares (the “Shares”). The fair value of the Shares was US$612,000 based on the fair value of share price US$10.2 at July 21, 2022. The Shares were fully vested immediately on the issuance date.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of $9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of December 31, 2023, the proceeds were fully collected, and all of the Shares were issued.

On October 21, 2022, the Company, through its wholly-owned subsidiary, Life Science, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Life Science would acquire 51% of the issued equity interests of Biowin from Seller. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin (Note 11).

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of December 31, 2023, the subscription receivable was amounted to US$178,332 which was recorded on the unaudited condensed consolidated balance sheet, and the proceeds is expected to be fully collected by March 31, 2024.

On January 12, 2023, the Board of the Company approved the issuance of 1,000 shares of the Company’s common stock to the Company’s service provider as the compensation for service provided, with a value of US$30,000 based on share price of US$30. All of the shares were issued on January 12, 2023.

On May 17, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 16,778 shares (the “Shares”). The fair value of the Shares was US$90,600 based on the fair value of share price US$5.4 at May 17, 2023. The Shares were issued on May 19, 2023.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 113,717 shares of common stock of the Company (the “Shares”) at a price of $10.5 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Buyer, and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 400,000 shares of common stock of the Company (the “Shares”) at a price of $5 per share. The transaction contemplated by the agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of $2.0 million from the Investors, and all of the Shares were issued on June 22, 2023.

On August 30, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) in the aggregate amount of 380,500 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$540,310 based on the fair value of share price US$1.4 at August 30, 2023. The Shares were issued in September 2023.

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. (Note 11).

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of $1.2 for gross proceeds of up to $1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On February 2, 2024, the Company’s stockholders approved the effectiveness of a 1-for-10 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, with a par value of $0.001 per share. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock also increased to 150,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at $0.001 per share. As of February 2, 2024, there were 64,129,020 common stock outstanding, and the estimated number of common stock outstanding after the Reverse Stock Split was 6,412,902. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$1,127,743 and US$581,092 as of December 31, 2023 and June 30, 2023, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$13,540,534 as of December 31, 2023 and June 30, 2023, respectively.

During the six and three months ended December 31, 2023 and 2022, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2023, three customers accounted for approximately 54% of the Company’s total sales from the continuing operations, respectively. For the three months ended December 31, 2023, four customers accounted for approximately 78% of the Company’s total sales from the continuing operations, respectively. At December 31, 2023, three customers accounted for approximately 65% of the Company’s accounts receivable from the continuing operations.

For the six and three months ended December 31, 2022, no sales were generated from the continuing operations. For the six months ended December 31, 2022, five customers accounted for approximately 87% of the Company’s total sales from the discontinued operations. For the three months ended December 31, 2022, five customers accounted for approximately 84% of the Company’s total sales from the discontinued operations.

For the six months ended December 31, 2023, one vendor accounted for approximately 21% of the Company’s total purchases from the continuing operations, respectively. For the three months ended December 31, 2023, one vendor accounted for approximately 32% of the Company’s total purchases from the continuing operations, respectively.

For the six and three months ended December 31, 2022, no purchases were made from the continuing operations. For the six months ended December 31, 2022, two vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations. For the three months ended December 31, 2022, one vendor accounted for approximately 100% of the Company’s total purchases from the discontinued operations.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On May 16, 2017, Ms. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s security trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against the Company. Based on the judgment of the first trial, the Company was required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of approximately US$0.7 million (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of June 30, 2023, the Company has made the payments in full to the Plaintiff according to the Settlement Agreement and Release.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation (“Transhare”), as a nominal defendant, asserting that defendants had not paid for certain restricted shares of the Company’s common stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They brought claims for, among others, breach of contract, breach of the covenant of good faith and fair dealing, and fraud, asserting that the Company made false and materially misleading statements, specifically regarding the sale of such shares to Lei Zhang and Yan Li and the removal of their restrictive legends. Defendants are seeking money damages of at least $9 million, punitive damages of $10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond, which the Company declined to do. On June 13, 2022, the restriction imposed on the shares were lifted.

Nominal defendant Transhare Corporation moved to dismiss the defendants’ counterclaim against it for wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted Transhare Corporation’s motion to dismiss defendants’ counterclaim for wrongful refusal to remove restrictions. Defendants have appealed the Court’s September 9, 2022 order dismissing defendants’ counterclaim for wrongful refusal to remove restrictions. On October 3, 2022, the parties submitted a stipulation dismissing defendants’ outstanding counterclaim against Transhare Corporation seeking declaratory judgment.

On December 15, 2023, the Company entered into a Settlement Agreement with the defendants and Transhare, pursuant to which the three parties released and forever discharge one another all past and future claims. On December 22, 2023, the Company, together with the defendants and Transhare, filed and signed a stipulation discontinuing action (“Stipulation”) with the Supreme Court of the State of New York. Under the Stipulation, the Supreme Court of the State of New York discontinued the lawsuit filed by the Company together with all cross-claims and counterclaims with prejudice and without costs to any of the parties. The subscription receivable amounted to US$3,024,000 was waived by the Company during the six months ended December 31, 2023, and the Company will not retrieve the shares that were issued to the defendants.

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

The operating company of this segment, Biowin, specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases. The operations of this segment are located in Jiangsu Province. Its products are sold not only in China but also overseas in countries such as Germany, Spain, Italy, Thailand, Japan and others.

●	Producing, processing and distribution of agricultural products, such as silk and silk fabrics, as well as trading of fresh fruits (“Other agricultural products”):

The operating company of this segment, Wintus, specializes in producing, processing and distributing agricultural products, such as silk and silk fabrics, as well as fresh fruit. The operations of this segment are located in Chongqing, China. Wintus has established approximately 150,000 acres of mulberry orchards in Fuling District and Wulong District of Chongqing. Wintus operates a silk factory in Liangping District, Chongqing, for processing silk products, which are then distributed worldwide through dealers. Its products are sold not only in China but also overseas countries such as the United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, and Cambodia), among other countries and regions. In addition to silk products, Wintu also engages in the fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

●	Developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. (“Healthy meals products”):

The operating company of this segment, Fuzhou Meida, operates a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” Fuzhou Meida specializes in developing healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. Fuzhou Meida recently opened its restaurant in Fuzhou city, Fujian Province. The restaurant features an open kitchen and adopts a modern Chinese style, offering a variety of modern Chinese healthy light meals and metabolism-boosting meal sets. The Company plans to gradually establish additional branches in key cities across China, including Beijing, Shanghai, Guangzhou, and other southeastern coastal regions.

The following table presents summarized information by segment for the six months ended December 31, 2023:

	For the six months ended December 31, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$299,122	$3,642,533	$11,104	$4,439	$-	-	$3,957,198
Cost of revenue and related business and sales tax	115,494	3,406,546	19,446	4,183	-	-	3,545,669
Gross profit (loss)	183,628	235,987	(8,342)	256	-	-	411,529
Gross profit (loss) %	61.4%	6.5%	(75.1)%	5.8%	-	-	10.4%

The following table presents summarized information by segment for the six months ended December 31, 2022:

	For the six months ended December 31, 2022
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$-	$-	$-	$19,222	$823,685	232,038	$1,074,945
Cost of revenue and related business and sales tax	-	-	-	8,944	1,115,447	161,299	1,285,690
Gross profit (loss)	-	-	-	10,278	(291,762)	70,739	(210,745)
Gross profit (loss) %	-	-	-	53.5%	(35.4)%	30.5%	(19.6)%

The following table presents summarized information by segment for the three months ended December 31, 2023:

	For the three months ended December 31, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$163,995	$2,131,803	$11,104	$-	$-	-	$2,306,902
Cost of revenue and related business and sales tax	71,718	1,903,420	19,446	-	-	-	1,994,584
Gross profit (loss)	92,277	228,383	(8,342)	-	-	-	312,318
Gross profit (loss) %	56.3%	10.7%	(75.1)%	-	-	-	13.5%

The following table presents summarized information by segment for the three months ended December 31, 2022:

	For the three months ended December 31, 2022
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$-	$-	$-	$13,648	$395,089	130,510	$539,247
Cost of revenue and related business and sales tax	-	-	-	8,738	566,505	83,872	659,115
Gross profit (loss)	-	-	-	4,910	(171,416)	46,638	(119,868)
Gross profit (loss) %	-	-	-	36.0%	(43.4)%	35.7%	(22.2)%

Total assets as of December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2023	June 30, 2023

Luobuma products	$-	$4,717,588
Other agricultural products	83,160,963	33,408,143
Freight services	-	4,964,012
Rapid diagnostic and other products	19,018,974	20,379,396
Healthy meals products	273,965
Total assets	102,453,902	63,469,139
Less: total assets held for discontinued operations	-	(39,684,744)
Total assets, held for continuing operations	$102,453,902	$23,784,395

NOTE 20 - DISCONTINUED OPERATIONS

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheet as of December 31, 2023 and the consolidated balance sheet as of June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the six and three months ended December 31, 2023 and 2022.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of December 31, 2023 and June 30, 2023 consist of the following:

	December 31, 2023	June 30, 2023
Assets of discontinued operation:
Current assets:
Cash	$-	$13,540,793
Accounts receivables, net	-	2,278,824
Due from related parties	-	4,534,211
Inventories, net	-	16,720,575
Other current assets, net	-	34,643
Total current assets of discontinued operation	-	37,109,046

Property and equipment, net	-	32,777
Long-term deposit and other noncurrent assets	-	4,884
Operating lease right-of-use assets	-	2,538,037
Total assets of discontinued operation	$-	$39,684,744

Liabilities of discontinued operation:
Current liabilities:
Accounts payable	$-	$143,173
Due to related parties	-	2,431,191
Other payables and accrued expenses	-	2,005,519
Operating lease liabilities - current	-	551,502
Taxes payable	-	262,459
Total current liabilities of discontinued operation	-	5,393,844

Operating lease liabilities - non-current	-	1,404,823
Total liabilities of discontinued operation	$-	$6,798,667

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations consist of the following:

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2023	2022	2023	2022

REVENUE	$4,439	$1,074,945	$-	$539,247

COST OF REVENUE
Cost of products	4,178	822,752	-	437,931
Stock written off due to natural disaster	-	462,936	-	221,182
Business and sales related tax	5	2	-	2
Total cost of revenue	4,183	1,285,690	-	659,115

GROSS PROFIT (LOSS)	256	(210,745)	-	(119,868)

OPERATING EXPENSES
General and administrative expenses	41,033	909,076	-	834,518
Selling expenses	28,947	18,551	-	5,450
Total operating expenses	69,980	927,627	-	839,968

LOSS FROM OPERATIONS	(69,724)	(1,138,372)	-	(959,836)

OTHER EXPENSE
Other expense, net	-	28,758	-	14,023
Interest income (expense), net	20,269	(157,398)	-	98,425
Total other income (expense)	20,269	(128,640)	-	112,448

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(49,455)	(1,267,012)	-	(847,388)

BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	(49,455)	(1,267,012)	-	(847,388)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	8,904,702	-	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,855,247	(1,267,012)	-	(847,388)

Net loss attributable to non-controlling interest	(795)	(5,236)	-	(2,638)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$8,856,042	$(1,261,776)	$-	$(844,750)

NOTE 21 - SUBSEQUENT EVENTS

On February 2, 2024, the Company’s stockholders approved the effectiveness of a 1-for-10 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, with a par value of $0.001 per share. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock also increased to 150,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at $0.001 per share. As of February 2, 2024, there were 64,129,020 common stock outstanding, and the estimated number of common stock outstanding after the Reverse Stock Split was 6,412,902. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February 8, 2024, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of revenue, earnings, capital structure, and other financial items;

●	local, regional, national, and global price fluctuations of raw materials;

●	statements of our plans and objectives, including those that relate to our proposed expansions and the effect such expansions may have on our revenue;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	the impact of the COVID-19 pandemic;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

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

On December 30, 2022, Life Science closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Life Science. As the consideration for the acquisition, the Company paid to Seller US$9 million in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among Life Science, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Life Science from January 1, 2023.

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of $2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove (“Tenet-Jove Disposal Group”) and thereby terminated its VIE Structure.

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our newly acquired subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into a new business segment of producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. Meanwhile, our newly established subsidiary, Fuzhou Meida, recently opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of December 31, 2023, the Company, through its subsidiaries, operates the following main business segments:

Developing, producing and distributing innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”) - This segment is conducted through Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases. The operations of this segment are located in Jiangsu Province. Its products are sold not only in China, but also overseas countries such as Germany, Spain, Italy, Thailand, Japan and other countries.

Producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as fresh fruit s (“Other agricultural products”): – This segment is conducted through Wintus, which specializes in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit. The operations of this segment are located in Chongqing, China. Its products are sold not only in China, but also overseas countries such as United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, Cambodia), among other countries and regions. In addition to silk products, Wintus also engages in fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

Developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. (“Healthy meals products”): – This segment is conducted through Fuzhou Meida, which specializes in developing healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. Fuzhou Meida recently opened its restaurant in Fuzhou city, Fujian Province. The restaurant features an open kitchen and adopts a modern Chinese style, offering a variety of modern Chinese healthy light meals and metabolism-boosting meal sets. The Company plans to gradually establish additional branches in key cities across China, including Beijing, Shanghai, Guangzhou, and other southeastern coastal regions.

For the other three business segments conducted by Tenet-Jove Disposal Group, first, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were reclassified them as discontinued operations. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the six and three months ended December 31, 2023 and 2022.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. On January 18, 2023, the Investor re-started the redemption of the Notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024. As of December 31, 2023, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$3,989,380, with a carrying value of US$4,100,632, net of deferred financing costs of US$111,252 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of December 31, 2023, the Notes was fully converted and shares of the Company’s common stock totaling 194,677 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024. As of December 31, 2023, shares of the Company’s common stock totaling 1,305,719 were issued by the Company to the Investor equaling principal and interests amounted to US$2,515,720, and the Notes balance was US$10,364,211, with a carrying value of US$10,751,195, net of deferred financing costs of US$386,984 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of $9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As of December 31, 2023, the proceeds were fully collected, and all of the Shares were issued.

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of December 31, 2023, the subscription receivable was amounted to US$178,332 which was recorded on the consolidated balance sheet, and the proceeds is expected to be fully collected by March 31, 2024.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 113,717 shares of common stock of the Company (the “Shares”) at a price of $10.5 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Purchasers and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 400,000 shares of common stock of the Company (the “Shares”) at a price of $5 per share. The transaction contemplated by the agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of $2.0 million from the Investors and all of the Shares were issued on June 22, 2023.

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of $1.2 for gross proceeds of up to $1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

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

COVID-19 Impact

The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores was closed or had limited business operations occasionally. In addition, COVID-19 had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenue. In early December 2022, China announced a nationwide loosening of its zero-COVID policy, and the country faced a wave in infections after the lifting of these restrictions. Although the spread of the COVID-19 was slowed down and appears to be successfully under control currently, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our unaudited condensed consolidated financial statements are released.

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

Use of Estimates

Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment, and intangible assets, the recoverability of long-lived assets, assessment of expected credit losses for accounts receivable and other current asset, the valuation allowance of deferred taxes and inventory reserves. Actual results could differ from those estimates.

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s unaudited condensed consolidated financial statements as of July 1, 2023.

The Company’s account receivables and other receivables included in other current assets on the unaudited condensed consolidated balance sheets are within the scope of ASC Topic 326. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

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

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2023 and June 30, 2023, the inventory reserve from the continuing operations was US$31,249 and US$56,655, respectively. As of December 31, 2023 and June 30, 2023, the inventory reserve from the discontinued operations was US$ nil and US$1,106,649, respectively.

Revenue Recognition

We generate our revenue primarily through sales of Luobuma products, other agricultural products, healthy meals and rapid diagnostic and other products, as well as providing logistic services and other processing services to external customers in accordance with ASC 606. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

With the adoption of ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when all of the following five steps are met: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; (v) recognize revenue when (or as) each performance obligation is satisfied. The Company has assessed the impact of the guidance by reviewing its existing customer contracts to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control, and principal versus agent considerations. In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenue should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, the revenue should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s financial statements upon adoption of ASC 606.

More specifically, revenue related to our products and services is generally recognized as follows:

Sales of products: We recognized revenue from the sale of products at the point in time when the goods were delivered and title to the goods passed to the customer, provided that there were no uncertainties regarding customer acceptance; persuasive evidence of an arrangement existed; the sales price was fixed or determinable; and collectability was deemed probable.

Revenue from provision of services: The Company merely acts as an agent in these types of services transactions. Revenue from domestic air and overland freight forwarding services was recognized at the point in time upon the performance of services as stipulated in the underlying contract or when commodities were being released from the customer’s warehouse; the service price was fixed or determinable; and collectability was deemed probable.

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

Results of Operations for the Six Months Ended December 31, 2023 and 2022

Overview

The following table summarizes our results of operations for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,		Variance
	2023	2022	Amount	%
Revenue	$3,952,759	$-	$3,952,759	100.00%
Cost of revenue	3,541,486	-	3,541,486	100.00%
Gross profit	411,273	-	411,273	100.00%
General and administrative expenses	8,851,375	3,294,780	5,556,595	168.65%
Selling expenses	132,195	-	132,195	100.00%
Research and development expenses	45,916	-	45,916	100.00%
Loss from operations	(8,618,213)	(3,294,780)	(5,323,433)	161.57%
Loss from equity method investments	-	(6,221)	6,221	(100.00)%
Investment income from derivative financial assets	3,534	-	3,534	100.00%
Other income, net	274,883	-	274,883	100.00%
Amortization of debt issuance and other costs	(366,057)	(355,972)	(10,085)	2.83%
Interest expenses, net	(821,301)	(290,846)	(530,455)	182.38%
Loss before income tax benefit from continuing operations	(9,527,154)	(3,947,819)	(5,579,335)	141.33%
Benefit for income taxes	(957,928)	-	(957,928)	100.00%
Net loss from continuing operations	(8,569,226)	(3,947,819)	(4,621,407)	117.06%
Net income (loss) from discontinued operations	8,855,247	(1,267,012)	10,122,259	(798.91)%
Net income (loss)	$286,021	$(5,214,831)	$5,500,852	(105.48)%
Comprehensive income (loss) attributable to Shineco Inc.	$1,167,709	$(6,377,429)	$7,545,138	(118.31)%

Revenue

Currently, we, through our PRC subsidiaries, have three major business segments from continuing operations. First, developing, producing and distributing innovative rapid diagnostic and other products and related medical devices for the most common diseases; this segment is conducted through Biowin. Second, producing, processing and distributing silk products, and providing fruit trading business; this segment is conducted through Wintus. Third, developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders; this segment is conducted through Fuzhou Meida.

The following table sets forth the breakdown of our revenue for the six months ended December 31, 2023 and 2022, respectively:

	Six Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$299,122	7.57%	$-	-	$299,122	100.00%
Other agricultural products	3,642,533	92.15%	-	-	3,642,533	100.00%
Healthy meal products	11,104	0.28%	-	-	11,104	100.00%
Total Amount	$3,952,759	100.00%	$-	-	$3,952,759	100.00%

For the six months ended December 31, 2023 and 2022, revenue from sales of rapid diagnostic and other products was US$299,122 and US$ nil, respectively, representing an increase of US$299,122, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Biowin during the six months ended December 31, 2023.

For the six months ended December 31, 2023 and 2022, revenue from sales of other agricultural products was US$3,642,533 and US$ nil, respectively, representing an increase of US$3,642,533, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Wintus during the six months ended December 31, 2023.

For the six months ended December 31, 2023 and 2022, revenue from sales of healthy meal products was US$11,104 and US$ nil, respectively, representing an increase of US$11,104, or 100.00%. The increase was mainly due to revenue generated by our newly established subsidiary Fuzhou Meida during the six months ended December 31, 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$114,145	3.22%	$-	-	$114,145	100.00%
Other agricultural products	3,400,586	96.02%	-	-	3,400,586	100.00%
Healthy meal products	19,446	0.55%	-	-	19,446	100.00%
Business and sales related tax	7,309	0.21%	-	-	7,309	100.00%
Total Amount	$3,541,486	100.00%	$-	-	$3,541,486	100.00%

For the six months ended December 31, 2023 and 2022, cost of revenue from sales of rapid diagnostic and other products was US$114,145 and US$ nil, respectively, representing an increase of US$114,145, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Biowin during the six months ended December 31, 2023.

For the six months ended December 31, 2023 and 2022, cost of revenue from sales of other agricultural products was US$3,400,586 and US$ nil, respectively, representing an increase of US$3,400,586, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Wintus during the six months ended December 31, 2023.

For the six months ended December 31, 2023 and 2022, cost of revenue from sales of healthy meal products was US$19,446 and US$ nil, respectively, representing an increase of US$19,446, or 100.00%. The increase was mainly due to cost of revenue generated by our newly established subsidiary Fuzhou Meida during the six months ended December 31, 2023.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$183,628	44.65%	$-	-	$183,628	100.00%
Other agricultural products	235,987	57.38%	-	-	235,987	100.00%
Healthy meal products	(8,342)	(2.03)%	-	-	(8,342)	100.00%
Total Amount	$411,273	100.00%	$-	-	$411,273	100.00%

Gross profit from sales of rapid diagnostic and other products increased by US$183,628, or 100.00%, for the six months ended December 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Biowin during the six months ended December 31, 2023.

Gross profit from sales of other agricultural products increased by US$235,987, or 100.00%, for the six months ended December 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Wintus during the six months ended December 31, 2023.

Gross loss from sales of healthy meal products increased by US$8,342, or 100.00%, for the six months ended December 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross loss contributed by our newly established subsidiary Fuzhou Meida during the six months ended December 31, 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2023 and 2022, respectively:

	Six Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
General and administrative expenses	$8,851,375	98.03%	$3,294,780	100.00%	$5,556,595	168.65%
Selling expenses	132,195	1.46%	-	-	132,195	100.00%
Research and development expenses	45,916	0.51%	-	-	45,916	100.00%
Total Amount	$9,029,486	100.00%	$3,294,780	100.00%	$5,734,706	174.05%

General and Administrative Expenses

For the six months ended December 31, 2023, our general and administrative expenses were US$8,851,375, representing an increase of US$5,556,595, or 168.65%, as compared to the same period in 2022. The increase was mainly due to the increased expenses as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case; see more details in “Capital Commitments and Contingencies.” The increase was also due to the increased professional service fee in relation to the acquisition of Wintus, as well as increased general and administrative expenses incurred by our newly acquired subsidiaries Biowin and Wintus, and other newly established subsidiaries during the six months ended December 31, 2023.

Selling Expenses

For the six months ended December 31, 2023, our selling expenses were US$132,195, representing an increase of US$132,195, or 100.00%, as compared to the same period in 2022. The increase was mainly due to selling expenses incurred by our newly acquired subsidiaries Biowin and Wintus during the six months ended December 31, 2023.

Research and Development Expenses

For the six months ended December 31, 2023, our research and development expenses were US$45,916, representing an increase of US$45,916, or 100.00%, as compared to the same period in 2022. The increase was mainly due to research and development expenses incurred by our newly acquired subsidiary Biowin during the six months ended December 31, 2023.

Other income, net

For the six months ended December 31, 2023, our net other income was US$274,883, representing an increase of US$274,883, or 100.00%, as compared to the same period in 2022. The increase in net other income was mainly attributable to the increased government subsidies received by our newly acquired subsidiaries Wintus during the six months ended December 31, 2023.

Interest Expenses, Net

For the six months ended December 31, 2023, our net interest expenses were US$821,301, representing an increase of US$530,455, or 182.38%, as compared to net interest expenses of US$290,846 in the same period in 2022. The increase in net interest expenses was mainly attributable to the increased interest expenses on short-term and long-term loans incurred by our newly acquired subsidiaries Biowin and Wintus. The increase was also due to the decreased interest income generated from loans to third parties.

Benefit for Income Taxes

For the six months ended December 31, 2023, our benefit for income taxes was US$957,928, representing an increase of US$957,928, or 100.00%, as compared to the same period in 2022. The benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use right that was revalued upon the acquisition of Biowin and Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$8,569,226 for the six months ended December 31, 2023, an increase of US$4,621,407, or 117.06%, from net loss from continuing operations of US$3,947,819 for the six months ended December 31, 2022. The increase in net loss was primarily a result of the increase in general and administrative expenses, and interest expenses, which was partially offset by the increased income tax benefit.

Net Income (Loss) from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of US$8,855,247 and a net loss from discontinued operations of US$1,267,012 for the six months ended December 31, 2023 and 2022, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) is as follows:

	Six Months Ended December 31,
	2023	2022
Revenue	$4,439	$1,074,945
Cost of revenue	4,183	1,285,690
Gross profit (loss)	256	(210,745)
Operating expenses	69,980	927,627
Other income (expenses), net	20,269	(128,640)
Loss before income tax	(49,455)	(1,267,012)
Provision for income tax benefit	-	-
Net loss from discontinued operations	$(49,455)	$(1,267,012)
Income on disposal of discontinued operations	8,904,702	-
Total net income (loss) from discontinued operations	$8,855,247	$(1,267,012)

Net Income (Loss)

Our net income was US$286,021 for the six months ended December 31, 2023, an increase of US$5,500,852, or 105.48%, from a net loss of US$5,214,831 for the same period in 2022. The increase in net income was primarily a result of the increased net income from discontinued operations, partially offset by the increased net loss from continuing operations as mentioned above.

Comprehensive Income (Loss)

The comprehensive income was US$424,376 for the six months ended December 31, 2023, an increase of US$6,795,518 from a comprehensive loss of US$6,371,142 for the same period in 2022. After deduction of non-controlling interest, the comprehensive income attributable to us was US$1,167,709 for the six months ended December 31, 2023, compared to a comprehensive loss attributable to us in the amount of US$6,377,429 for the six months ended December 31, 2022. The increase of comprehensive income was due to the increased net income as mentioned above and the decrease in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended December 31, 2023 and 2022

Overview

The following table summarizes our results of operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Variance
	2023	2022	Amount	%
Revenue	$2,306,902	$-	$2,306,902	100.00%
Cost of revenue	1,994,584	-	1,994,584	100.00%
Gross profit	312,318	-	312,318	100.00%
General and administrative expenses	5,591,910	1,482,895	4,109,015	277.09%
Selling expenses	84,362	-	84,362	100.00%
Research and development expenses	22,218	-	22,218	100.00%
Loss from operations	(5,386,172)	(1,482,895)	(3,903,277)	263.22%
Income from equity method investment	-	83	(83)	100.00%
Investment income from derivative financial assets	766	-	766	100.00%
Other income, net	274,065	-	274,065	100.00%
Amortization of debt issuance and other costs	(199,234)	(201,569)	2,335	(1.16)%
Interest expenses, net	(452,090)	(240,742)	(211,348)	87.79%
Loss before income tax benefit from continuing operations	(5,762,665)	(1,925,123)	(3,837,542)	199.34%
Benefit for income taxes	(706,562)	-	(706,562)	100.00%
Net loss from continuing operations	(5,056,103)	(1,925,123)	(3,130,980)	162.64%
Net loss from discontinued operations	-	(847,388)	847,388	(100.00)%
Net loss	$(5,056,103)	$(2,772,511)	$(2,283,592)	82.37%
Comprehensive loss attributable to Shineco Inc.	$(4,312,924)	$(1,633,023)	$(2,679,901)	164.11%

Revenue

Currently, we, through our PRC subsidiaries, have three major business segments from continuing operations. First, developing, producing and distributing innovative rapid diagnostic and other products and related medical devices for the most common diseases; this segment is conducted through Biowin. Second, producing, processing and distributing silk products, and providing fruit trading business; this segment is conducted through Wintus. Third, developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders; this segment is conducted through Fuzhou Meida.

The following table sets forth the breakdown of our revenue for the three months ended December 31, 2023 and 2022, respectively:

	Three Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$163,995	7.11%	$-	-	$163,995	100.00%
Other agricultural products	2,131,803	92.41%	-	-	2,131,803	100.00%
Healthy meal products	11,104	0.48%	-	-	11,104	100.00%
Total Amount	$2,306,902	100.00%	$-	-	$2,306,902	100.00%

For the three months ended December 31, 2023 and 2022, revenue from sales of rapid diagnostic and other products was US$163,995 and US$ nil, respectively, representing an increase of US$163,995, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Biowin during the three months ended December 31, 2023.

For the three months ended December 31, 2023 and 2022, revenue from sales of other agricultural products was US$2,131,803 and US$ nil, respectively, representing an increase of US$2,131,803, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Wintus during the three months ended December 31, 2023.

For the three months ended December 31, 2023 and 2022, revenue from sales of healthy meal products was US$11,104 and US$ nil, respectively, representing an increase of US$11,104, or 100.00%. The increase was mainly due to revenue generated by our newly established subsidiary Fuzhou Meida during the three months ended December 31, 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$70,959	3.56%	$-	-	$70,959	100.00%
Other agricultural products	1,897,847	95.15%	-	-	1,897,847	100.00%
Healthy meal products	19,446	0.97%	-	-	19,446	100.00%
Business and sales related tax	6,332	0.32%	-	-	6,332	100.00%
Total Amount	$1,994,584	100.00%	$-	-	$1,994,584	100.00%

For the three months ended December 31, 2023 and 2022, cost of revenue from sales of rapid diagnostic and other products was US$70,959 and US$ nil, respectively, representing an increase of US$70,959, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Biowin during the three months ended December 31, 2023.

For the three months ended December 31, 2023 and 2022, cost of revenue from sales of other agricultural products was US$1,897,847 and US$ nil, respectively, representing an increase of US$1,897,847, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Wintus during the three months ended December 31, 2023.

For the three months ended December 31, 2023 and 2022, cost of revenue from sales of healthy meal products was US$19,446 and US$ nil, respectively, representing an increase of US$19,446, or 100.00%. The increase was mainly due to cost of revenue generated by our newly established subsidiary Fuzhou Meida during the three months ended December 31, 2023.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
Rapid diagnostic and other products	$92,277	29.54%	$-	-	$92,277	100.00%
Other agricultural products	228,383	73.13%	-	-	228,383	100.00%
Healthy meal products	(8,342)	(2.67)%	-	-	(8,342)	100.00%
Total Amount	$312,318	100.00%	$-	-	$312,318	100.00%

Gross profit from sales of rapid diagnostic and other products increased by US$92,277, or 100.00%, for the three months ended December 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Biowin during the three months ended December 31, 2023.

Gross profit from sales of agricultural products increased by US$228,383, or 100.00%, for the three months ended December 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Wintus during the three months ended December 31, 2023.

Gross loss from sales of healthy meal products increased by US$8,342, or 100.00%, for the three months ended December 31, 2023 as compared to the same period in 2022. The increase was mainly due to gross loss contributed by our newly established subsidiary Fuzhou Meida during the three months ended December 31, 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2023 and 2022, respectively:

	Three Months Ended December 31,				Variance
	2023	%	2022	%	Amount	%
General and administrative expenses	$5,591,910	98.13%	$1,482,895	100.00%	$4,109,015	277.09%
Selling expenses	84,362	1.48%	-	-	84,362	100.00%
Research and development expenses	22,218	0.39%	-	-	22,218	100.00%
Total Amount	$5,698,490	100.00%	$1,482,895	100.00%	$4,215,595	284.28%

General and Administrative Expenses

For the three months ended December 31, 2023, our general and administrative expenses were US$5,591,910, representing an increase of US$4,109,015, or 277.09%, as compared to the same period in 2022. The increase was mainly due to the increased expenses as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case; see more details in “Capital Commitments and Contingencies.” The increase was also due to the increased general and administrative expenses incurred by our newly acquired subsidiaries Biowin and Wintus, and other newly established subsidiaries during the three months ended December 31, 2023.

Selling Expenses

For the three months ended December 31, 2023, our selling expenses were US$84,362, representing an increase of US$84,362, or 100.00%, as compared to the same period in 2022. The increase was mainly due to selling expenses incurred by our newly acquired subsidiaries Biowin and Wintus during the three months ended December 31, 2023.

Research and Development Expenses

For the three months ended December 31, 2023, our research and development expenses were US$22,218, representing an increase of US$22,218, or 100.00%, as compared to the same period in 2022. The increase was mainly due to research and development expenses incurred by our newly acquired subsidiaries Biowin and Wintus during the three months ended December 31, 2023.

Other income, net

For the three months ended December 31, 2023, our net other income was US$274,065, representing an increase of US$274,065, or 100.00%, as compared to the same period in 2022. The increase in net other income was mainly attributable to the increased government subsidies received by our newly acquired subsidiaries Wintus.

Interest Expenses, Net

For the three months ended December 31, 2023, our net interest expenses were US$452,090, representing an increase of US$211,348, or 87.79%, as compared to net interest expenses of US$240,742 in the same period in 2022. The increase in net interest expenses was mainly attributable to the increased interest expenses on short-term and long-term loans incurred by our newly acquired subsidiaries Biowin and Wintus. The increase was also due to the decreased interest income generated from loans to third parties.

Benefit for Income Taxes

For the three months ended December 31, 2023, our benefit for income taxes was US$706,562, representing an increase of US$706,562, or 100.00%, as compared to the same period in 2022. The benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use right that was revalued upon the acquisition of Biowin and Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$5,056,103 for the three months ended December 31, 2023, an increase of US$3,130,980, or 162.64%, from net loss from continuing operations of US$1,925,123 for the three months ended December 31, 2022. The increase in net loss was primarily a result of the increase in general and administrative expenses and interest expenses, which was partially offset by the increased income tax benefit.

Net Loss from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of US$ nil and a net loss from discontinued operations of US$847,388 for the three months ended December 31, 2023 and 2022, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) is as follows:

	Three Months Ended December 31,
	2023	2022
Revenue	$-	$539,247
Cost of revenue	-	659,115
Gross loss	-	(119,868)
Operating expenses	-	839,968
Other income, net	-	112,448
Loss before income tax	-	(847,388)
Provision for income tax benefit	-	-
Net loss from discontinued operations	$-	$(847,388)
Income on disposal of discontinued operations	-	-
Total net loss from discontinued operations	$-	$(847,388)

Net Loss

Our net loss was US$5,056,103 for the three months ended December 31, 2023, an increase of US$2,283,592, or 82.37%, from a net loss of US$2,772,511 for the same period in 2022. The increase in net loss was primarily a result of increased net loss from continuing operations, partially offset by the decreased net loss from discontinued operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$5,015,713 for the three months ended December 31, 2023, an increase of US$3,368,229 from a comprehensive loss of US$1,647,484 for the same period in 2022. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$4,312,924 for the three months ended December 31, 2023, compared to a comprehensive loss attributable to us in the amount of US$1,633,023 for the three months ended December 31, 2022. The increase of comprehensive loss was due to the increased net loss as mentioned above and the decrease in the recorded gain of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2023 and June 30, 2023, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term and long-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of December 31, 2023, we had approximately US$14.9 million in short-term loans and US$1.8 million in long-term loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor. On September 7, 2022, we signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024.

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

On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024.

For the above-mentioned convertible promissory notes issued, as of December 31, 2023, shares of the Company’s common stock totaling 1,500,396 were issued by the Company to the Investor equaling principal and interests amounted to US$9,988,359, and the Notes balance held for continuing operations was US$14,353,591, with a carrying value of US$14,851,827, net of deferred financing costs of US$498,236.

On June 13, 2022, we entered into a certain stock purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which we agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 235,450 shares of common stock of the Company (the “Shares”) at a price of US$21.2 per share. Our shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and we issued the Shares in exchange for gross proceeds of $5.0 million.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of $9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As of December 31, 2023, the proceeds were fully collected, and all of the Shares were issued.

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of December 31, 2023, the subscription receivable was amounted to US$178,332 which was recorded on the unaudited condensed consolidated balance sheet, and the proceeds is expected to be fully collected by March 31, 2024.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 113,717 shares of common stock of the Company (the “Shares”) at a price of $10.5 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of $1.2 million from the Buyer, and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 400,000 shares of common stock of the Company (the “Shares”) at a price of $5 per share. The transaction contemplated by the agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of $2.0 million from the Investors and all of the Shares were issued on June 22, 2023.

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of $1.2 for gross proceeds of up to $1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On February 2, 2024, the Company’s stockholders approved the effectiveness of a 1-for-10 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, with a par value of $0.001 per share. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock also increased to 150,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at $0.001 per share. As of February 2, 2024, there were 64,129,020 common stock outstanding, and the estimated number of common stock outstanding after the Reverse Stock Split was 6,412,902. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

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

Working Capital

The following table provides the information about our working capital at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023

Current Assets	$21,849,939	$40,923,743
Current Liabilities	40,505,884	23,346,151
Working Capital	$(18,655,945)	$17,577,592

The working capital decreased by US$36,233,537, or 206.1%, as of December 31, 2023 from June 30, 2023, primarily as a result of a decrease in current assets held for discontinued operations and an increase in short-term loans, partially offset by an increase in accounts receivable and advances to supplies and a decrease in current liabilities held for discontinued operations.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On May 16, 2017, Ms. Guiqin Li (the “Plaintiff”) commenced a lawsuit against us in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by our security trading department, the Plaintiff did not manage to complete the sales of our common stock on the day of our initial public offering in the United States. As the price of our common stock continued falling after the initial public offering, the Plaintiff incurred losses and hence seek money damages against us. Based on the judgment of the first trial, we were required to pay the Plaintiff a settlement payment, including the money compensation, interests and other legal fees. In January 2023, the Company entered into a Settlement Agreement and Release with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of June 30, 2023, the Company has made the payments in full to the Plaintiff according to the Settlement Agreement and Release.

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

Nominal defendant Transhare Corporation moved to dismiss the defendants’ counterclaim against it for wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted Transhare Corporation’s motion to dismiss defendants’ counterclaim for wrongful refusal to remove restrictions. Defendants have appealed the Court’s September 9, 2022 order dismissing defendants’ counterclaim for wrongful refusal to remove restrictions. On October 3, 2022, the parties submitted a stipulation dismissing defendants’ outstanding counterclaim against Transhare Corporation seeking declaratory judgment.

On December 15, 2023, the Company entered into a Settlement Agreement with the defendants and Transhare, pursuant to which the three parties released and forever discharge one another all past and future claims. On December 22, 2023, the Company, together with the defendants and Transhare, filed and signed a stipulation discontinuing action (“Stipulation”) with the Supreme Court of the State of New York. Under the Stipulation, the Supreme Court of the State of New York discontinued the lawsuit filed by the Company together with all cross-claims and counterclaims with prejudice and without costs to any of the parties. The subscription receivable amounted to US$3,024,000 was waived by the Company during the six months ended December 31, 2023, and the Company will not retrieve the shares that were issued to the defendants.

As of December 31, 2023 and June 30, 2023, we had no other material capital commitments or contingent liabilities.

Off-Balance Sheet Commitments and Arrangements

On May 29, 2023, the Board of the Company approved that we pledged our property with a net book value of US$1,045,883 as collateral to guarantee a personal loan of a related party, Mr. Zhang Yuying, the legal representative of Tenet-Jove. Based on the memorandum entered between us and Mr. Zhang Yuying, Mr. Zhang Yuying is expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property is failed to be released by due date.

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

Cash Flows

The following table provides detailed information about our net cash flows for the six months ended December 31, 2023 and 2022:

	Six months ended December 31,
	2023	2022

Net cash used in operating activities	$(2,710,877)	$(1,786,956)
Net cash provided by (used in) investing activities	(13,916,402)	2,405,585
Net cash provided by financing activities	3,418,468	1,079,991
Effect of exchange rate changes on cash and cash equivalents	229,252	(421,244)
Net increase (decrease) in cash and cash equivalents	(12,979,559)	1,277,376
Cash and cash equivalents, beginning of the period	14,166,759	15,165,231
Cash and cash equivalents, end of the period	$1,187,200	$16,442,607
Less: cash of discontinued operations - ended of the period	-	(14,123,179)
Cash of continuing operations - ended of the period	$1,187,200	$2,319,428

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2023 was approximately US$2.7 million, consisting of net loss from continuing operations of US$8.6 million, depreciation and amortization expenses of US$2.4 million, forgiveness of subscription receivable of US$3.0 million, and net changes in our operating assets and liabilities, which mainly included a decrease in accounts receivable of US$5.2 million and increase in contract liabilities of US$3.1 million, partially offset by the increase in advances to suppliers of US$5.0 million and decrease in accounts payable of US$4.4 million.

Net cash used in operating activities during the six months ended December 31, 2022 was approximately US$1.8 million, consisting of net loss from continuing operations of US$3.9 million, allowance for credit losses of US$0.9 million, common stock issued for management and employees of US$0.6 million, accrued interest expense for convertible notes of US$0.5 million, and amortization of debt issuance and other costs of US$0.4 million.

Investing Activities

For the six months ended December 31, 2023, net cash used in investing activities was US$13.9 million, primarily due to disposal of Tenet-Jove of US$13.9 million, partially offset by the proceeds of business acquisition of Wintus of US$1.0 million.

For the six months ended December 31, 2022, net cash provided by investing activities was US$2.4 million, primarily due to repayment from loans to third parties of US$10.9 million, partially offset by prepayment for business acquisition of US$9.0 million.

Financing Activities

For the six months ended December 31, 2023, net cash provided by financing activities amounted to approximately US$3.4 million, due to proceeds from issuance of common stock of US$2.0 million, and proceeds from short-term loans of US$9.8 million, partially offset by the repayment of short-term loans of US$8.3 million.

For the six months ended December 31, 2022, net cash provided by financing activities amounted to approximately US$1.1 million, due to proceeds from issuance of common stock of US$1.3 million, partially offset by the net cash used in financing activities from discontinued operations of US$0.1 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended December 31, 2023.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

On May 16, 2017, Ms. Guiqin Li (the “Plaintiff”) commenced a lawsuit against the Company in the People’s Court of Chongqing Pilot Free Trade Zone of China. Plaintiff alleged that due to the misguidance given by the Company’s securities trading department, the Plaintiff did not manage to complete the sales of the Company’s common stock on the day of the Company’s initial public offering in the United States. As the price of the Company’s common stock continued falling after initial public offering, the Plaintiff incurred losses and hence is seeking monetary damages against the Company. Based on the judgment of the initial trial, the Company was required to pay the Plaintiff a settlement payment, including the monetary compensation, interests and other legal fees.

In January 2023, the Company entered into a Settlement Agreement and Release with the Plaintiff, pursuant to which the Company paid the Plaintiff a total sum of US$700,645 (approximately RMB 4.8 million) as settlement payment, and upon acceptance of the settlement payment from the Company, the Plaintiff waived, released, and forever discharged the Company from all past and future claims. As of June 30, 2023, the Company has made the payments in full to the Plaintiff according to the Settlement Agreement and Release.

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

Nominal defendant Transhare Corporation moved to dismiss the defendants’ counterclaim against it for wrongful refusal to remove restrictions pursuant to 6 Del. C. § 8-401, and its motion was fully submitted in April 2022. On September 9, 2022, the Court granted Transhare Corporation’s motion to dismiss defendants’ counterclaim for wrongful refusal to remove restrictions. Defendants have appealed the Court’s September 9, 2022 order dismissing defendants’ counterclaim for wrongful refusal to remove restrictions. On October 3, 2022, the parties submitted a stipulation dismissing defendants’ outstanding counterclaim against Transhare Corporation seeking declaratory judgment.

On December 22, 2023, the Company, Transhare Corporation, Lei Zhang and Yan Li (collectively, the “Parties”) filed and signed a stipulation discontinuing action with the Supreme Court of the State of New York. Under the stipulation, the Supreme Court of the State of New York discontinued the lawsuit filed by the Company together with all cross-claims and counterclaims with prejudice and without costs to any of the Parties.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
3.2	Second Amended and Restated Bylaws of Shineco, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023)
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
10.1	Employment Agreement between Shineco, Inc. and Wang Xiaohui, dated November 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2023)
10.2	Employment Agreement between Shineco, Inc. and Chi Keung Yan, dated November 13, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2023)
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2023)
10.4	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SHINECO, INC.

Dated: February 8, 2024	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: February 8, 2024	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

