Form 10-Q
period 2024-03-31
SHINECO, INC.
filed 2024-05-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 6,445,963 shares of common stock, par value $0.001 per share, outstanding.

i

On February 2, 2024, the Company’s stockholders approved a 1-for-10 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, with a par value of $0.001 per share, which became effective on February 16, 2024. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. Unless otherwise indicated, all share amounts and per share amounts in this report have been presented to give effect to the 1-for-10 reverse stock split of the shares of the Company’s common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$565,483	$625,966
Accounts receivable, net	4,676,210	34,586
Due from related parties	448,811	-
Inventories, net	1,446,334	324,406
Advances to suppliers, net	12,751,020	2,697
Derivative financial assets	327	-
Other current assets, net	2,560,304	2,827,042
Current assets held for discontinued operations	-	37,109,046
TOTAL CURRENT ASSETS	22,448,489	40,923,743

Property and equipment, net	6,224,380	1,213,116
Land use right, net	613,133	-
Intangible assets, net	44,250,977	12,049,473
Investment	25,962	-
Goodwill	28,015,104	6,574,743
Operating lease right-of-use assets	110,227	132,366
Non-current assets held for discontinued operations	-	2,575,698
TOTAL ASSETS	$101,688,272	$63,469,139

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$13,406,523	$1,240,431
Long-term loans - current portion	636,936	-
Accounts payable	2,744,089	191,148
Contract liabilities	6,312,218	89,490
Due to related parties	2,276,248	48,046
Other payables and accrued expenses	1,836,172	669,147
Operating lease liabilities - current	123,221	86,978
Convertible note payable	14,824,553	15,126,198
Deferred income	71,788	-
Taxes payable	1,142,687	500,869
Current liabilities held for discontinued operations	-	5,393,844
TOTAL CURRENT LIABILITIES	43,374,435	23,346,151

Income tax payable - noncurrent portion	335,145	335,145
Operating lease liabilities - non-current	16,458	44,469
Long-term loans - non-current	1,086,944	-
Deferred tax liability	10,138,018	1,416,592
Other long-term payable	33,231	68,913
Non-current liabilities held for discontinued operations	-	1,404,823
TOTAL LIABILITIES	54,984,231	26,616,093

Commitments and contingencies		-

EQUITY:
Common stock; par value $0.001, 150,000,000 shares authorized; 6,445,963 and 2,639,338 shares issued and outstanding at March 31, 2024 and June 30, 2023*	6,446	2,639
Additional paid-in capital	65,838,839	68,871,317
Subscription receivable	(178,332)	(3,782,362)
Subscribed common stock	285,714	-
Statutory reserve	4,198,107	4,198,107
Accumulated deficit	(34,045,415)	(31,735,422)
Accumulated other comprehensive loss	(112,630)	(4,992,381)
Total Stockholders’ equity of Shineco, Inc.	35,992,729	32,561,898
Non-controlling interest	10,711,312	4,291,148
TOTAL EQUITY	46,704,041	36,853,046

TOTAL LIABILITIES AND EQUITY	$101,688,272	$63,469,139

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023

REVENUE	$5,304,159	$231,513	$1,351,400	$231,513

COST OF REVENUE
Cost of products	4,691,852	218,915	1,157,675	218,915
Business and sales related tax	9,367	1,442	2,058	1,442
Total cost of revenue	4,701,219	220,357	1,159,733	220,357

GROSS INCOME	602,940	11,156	191,667	11,156

OPERATING EXPENSES
General and administrative expenses	12,155,801	5,986,324	3,304,426	2,691,544
Selling expenses	213,632	75,342	81,437	75,342
Research and development expenses	77,811	58,384	31,895	58,384
Total operating expenses	12,447,244	6,120,050	3,417,758	2,825,270

LOSS FROM OPERATIONS	(11,844,304)	(6,108,894)	(3,226,091)	(2,814,114)

OTHER INCOME (EXPENSE)
Loss from equity method investment	-	(20,932)	-	(14,711)
Investment income from derivative financial assets	4,240	-	706	-
Other income, net	293,978	257,596	19,095	257,596
Amortization of debt issuance and other costs	(612,072)	(579,664)	(246,015)	(223,692)
Interest expenses, net	(1,239,835)	(468,180)	(418,534)	(177,334)
Total other expenses	(1,553,689)	(811,180)	(644,748)	(158,141)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES FROM CONTINUING OPERATIONS	(13,397,993)	(6,920,074)	(3,870,839)	(2,972,255)

PROVISION (BENEFIT) FOR INCOME TAXES	(460,039)	(33,089)	497,889	(33,089)

NET LOSS FROM CONTINUING OPERATIONS	(12,937,954)	(6,886,985)	(4,368,728)	(2,939,166)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of taxes	(49,455)	(937,831)	-	329,181
Income from disposal of discontinued operations	8,904,702	-	-	-
Net income (loss) from discontinued operations	8,855,247	(937,831)	-	329,181

NET LOSS	(4,082,707)	(7,824,816)	(4,368,728)	(2,609,985)

Net income (loss) attributable to non-controlling interest	(1,772,714)	53,312	(1,019,982)	58,548

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(2,309,993)	$(7,878,128)	$(3,348,746)	$(2,668,533)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(4,082,707)	$(7,824,816)	$(4,368,728)	$(2,609,985)
Other comprehensive income (loss): foreign currency translation income (loss)	105,780	(996,755)	(32,575)	159,556
Total comprehensive loss	(3,976,927)	(8,821,571)	(4,401,303)	(2,450,429)
Less: comprehensive income (loss) attributable to non-controlling interest	(1,777,309)	298,617	(1,033,976)	292,330

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(2,199,618)	$(9,120,188)	$(3,367,327)	$(2,742,759)

Weighted average number of shares basic and diluted*	4,899,762	1,765,343	6,425,618	2,052,336

Basic and diluted loss per common share	$(0.47)	$(4.46)	$(0.52)	$(1.30)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(2.28)	(3.93)	(0.52)	(1.46)
Discontinued operations - Basic and Diluted	1.81	(0.53)	-	0.16
Net loss per common share - basic and diluted	(0.47)	(4.46)	(0.52)	(1.30)

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

								ACCUMULATED
					ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	COMMON STOCK	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2022	1,098,387	$1,098	$(3,024,000)	$-	$53,008,810	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Acquisition of Biowin	-	-	-	-	-	-	-	-	5,301,786	5,301,786
Stock issuance	753,618	754	(148,362)	-	9,854,586	-	-	-	-	9,706,978
Proceeds received from investors for subscription of common stock	-	-	-	1,194,029	-	-	-	-	-	1,194,029
Issuance of common shares for convertible notes redemption	81,258	81	-	-	827,556	-	-	-	-	827,637
Common stock issued for management and employees	132,222	132	(650,000)	-	1,666,312	-	-	-	-	1,016,444
Common stock issued for services	1,000	1	-	-	29,999	-	-	-	-	30,000
Net income (loss) from continuing operations for the period	-	-	-	-	-	-	(6,947,446)	-	60,461	(6,886,985)
Net loss from discontinued operation for the period	-	-	-		-	-	(930,682)	-	(7,149)	(937,831)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(1,242,060)	245,305	(996,755)
Balance at March 31, 2023	2,066,485	$2,066	$(3,822,362)	$1,194,029	$65,387,263	$4,198,107	$(26,250,151)	$(3,342,816)	$5,202,055	$42,568,191

Balance at June 30, 2023	2,639,338	$2,639	$(3,782,362)	$-	$68,871,317	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	1,000,000	1,000	-	-	2,299,000	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-	-	(8,904,702)	-	-	4,880,164	-	(4,024,538)
Stock issuance	1,200,000	1,200	-	-	1,438,800	-	-	-	-	1,440,000
Effect of rounding fractional shares into whole shares upon reverse stock split	33,061	33	-	-	(33)	-	-	-	-	-
Proceeds received from investors for subscription of common stock	-	-	-	285,714	-	-	-	-	-	285,714
Forgiveness of subscription receivable	-	-	3,024,000	-	-	-	-	-	-	3,024,000
Issuance of common shares for convertible notes redemption	1,193,064	1,193	-	-	1,594,527	-	-	-	-	1,595,720
Common stock issued for management and employees	380,500	381	580,030	-	539,930	-	-	-	-	1,120,341
Net loss from continuing operations for the period	-	-	-	-	-	-	(11,166,035)	-	(1,771,919)	(12,937,954)
Net income (loss) from discontinued operation for the period	-	-	-	-	-	-	8,856,042	-	(795)	8,855,247
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	110,375	(4,595)	105,780
Balance at March 31, 2024	6,445,963	$6,446	$(178,332)	$285,714	$65,838,839	$4,198,107	$(34,045,415)	$(112,630)	$10,711,312	$46,704,041

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

								ACCUMULATED
				COMMON	ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	STOCK	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at December 31, 2022	1,965,736	$1,966	$(3,532,340)	$-	$64,002,918	$4,198,107	$(23,581,618)	$(3,268,590)	$(392,061)	$37,428,382

Acquisition of Biowin	-	-	-	-	-	-	-	-	5,301,786	5,301,786
Stock issuance	-	-	359,978	-	-	-	-	-	-	359,978
Proceeds received from investors for subscription of common stock	-	-	-	1,194,029	-	-	-	-	-	1,194,029
Issuance of common shares for convertible notes redemption	27,527	27	-	-	299,974	-	-	-	-	300,001
Common stock issued for management and employees	72,222	72	(650,000)	-	1,054,372	-	-	-	-	404,444
Common stock issued for services	1,000	1	-	-	29,999	-	-	-	-	30,000
Net income (loss) from continuing operations for the period	-	-	-	-	-	-	(2,999,627)	-	60,461	(2,939,166)
Net income (loss) from discontinued operation for the period	-	-	-		-	-	331,094	-	(1,913)	329,181
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(74,226)	233,782	159,556
Balance at March 31, 2023	2,066,485	$2,066	$(3,822,362)	$1,194,029	$65,387,263	$4,198,107	$(26,250,151)	$(3,342,816)	$5,202,055	$42,568,191

Balance at December 31, 2023	6,412,902	$6,413	$(178,332)	$-	$65,838,872	$4,198,107	$(30,696,669)	$(94,049)	$11,745,288	$50,819,630

Effect of rounding fractional shares into whole shares upon reverse stock split	33,061	33	-	-	(33)	-	-	-	-	-
Proceeds received from investors for subscription of common stock	-	-	-	285,714	-	-	-	-	-	285,714
Net loss from continuing operations for the period	-	-	-	-	-	-	(3,348,746)	-	(1,019,982)	(4,368,728)
Foreign currency translation loss	-	-	-	-	-	-	-	(18,581)	(13,994)	(32,575)
Balance at March 31, 2024	6,445,963	$6,446	$(178,332)	$285,714	$65,838,839	$4,198,107	$(34,045,415)	$(112,630)	$10,711,312	$46,704,041

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,082,707)		$(7,824,816)
Net income (loss) from discontinued operations, net of tax	8,855,247		(937,831)
Net loss from continuing operations	(12,937,954)		(6,886,985)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,690,258		322,113
Allowance for credit losses and doubtful accounts	1,630,494		1,929,066
Reversal of inventory reserve	(26,362)		-
Deferred tax benefit	(465,783)		(33,089)
Loss from equity method investment	-		20,932
Amortization of right of use assets	57,630		83,067
Forgiveness of subscription receivable	3,024,000		-
Common stock issued for management and employees	540,311		1,016,444
Common stock issued for services	-		30,000
Amortization of debt issuance and other costs	612,072		579,664
Accrued interest expense for convertible notes	682,003		704,596
Accrued interest income from third parties	(17,949)		(119,978)

Changes in operating assets and liabilities:
Accounts receivable	6,810,506		154,354
Advances to suppliers	(9,918,064)		10,081
Inventories	670,197		167,153
Other current assets	128,009		(196,447)
Accounts payable	(4,015,534)		(23,544)
Contract liabilities	6,158,325		(226,782)
Other payables and accrued expenses	493,726		143,179
Other long-term payable	(36,107)		-
Operating lease liabilities	(27,014)		(111,911)
Taxes payable	47,782		(37,155)
Net cash used in operating activities from continuing operations	(2,899,454)		(2,475,242)
Net cash used in operating activities from discontinued operations	(162,566)		(378,145)
Net cash used in operating activities	(3,062,020)		(2,853,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(49,548)		(18,488)
Payment made for loans to third parties	(1,544,006)		(2,000,000)
Repayment from loan to third parties	50,000		10,915,129
Repayment from loan to related parties	510,117		-
Payment for derivative financial assets	(18,881)		-
Redemption of derivative financial assets	24,714		-
Investment in unconsolidated entity	(26,039)		-
Payment made for business acquisition			(9,000,000)
Acquisition of subsidiaries, net of cash	1,003,678		621,979
Disposal of VIEs - Tenet-Jove, net of cash	(13,889,752)		-
Net cash provided by (used in) investing activities from continuing operations	(13,939,717)		518,620
Net cash provided by investing activities from discontinued operations	-		494,966
Net cash provided by (used in) investing activities	(13,939,717)		1,013,586

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	15,411,974		432,657
Repayment of short-term loans	(15,142,251)		(721,095)
Repayment of long-term loans	(325,272)		-
Proceeds from issuance of common stock	2,020,030		1,609,978
Proceeds received from investors for subscription of common stock	276,929		1,164,815
Repayments of advances from related parties	649,541		62,393
Net cash provided by financing activities from continuing operations	2,890,951		2,548,748
Net cash provided by (used in) financing activities from discontinued operations	293,997		(127,743)
Net cash provided by financing activities	3,184,948		2,421,005

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	215,513		(351,260)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,601,276)		229,944

CASH AND CASH EQUIVALENTS - Beginning of the period	14,166,759		15,165,231

CASH AND CASH EQUIVALENTS - End of the period	$565,483		$15,395,175

Less: cash and cash equivalents of discontinued operations - Ended of the period	-		14,556,701

Cash and cash equivalents of continuing operations - Ended of the period	$565,483		$838,474

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$473,008		$17,312

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$1,595,720		$827,637
Issuance of common shares for proceeds received in prior year	$-		$5,000,000
Issuance of common shares for business acquisition	$2,300,000		$3,097,000
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$37,705,951	$
Right-of-use assets obtained in exchange for operating lease obligations	$32,828		$65,843
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$-		$651,745
Repayments of loans to third parties offset by other payables	$-		$3,159,217

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

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Wintus Sellers”), pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus (the “Acquisition”). As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Wintus Sellers 100% of the Company’s equity interest in Tenet-Jove.

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

NOTE 2. GOING CONCERN UNCERTAINTIES

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses of US$12.9 million and US$6.9 million, and continuing cash outflow of US$2.9 million and US$2.5 million from operating activities from continuing operations for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had negative working capital of US$20.9 million. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders.

Despite those negative financial trends, as of March 31, 2024, the Company had the following measurements which the management has taken to enhance the Company’s liquidity:

1)	On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As the date of this report, proceeds amounted to US$0.5 million has been received by the Company, and the remaining balance of the proceeds is expected to be fully collected by June 30, 2024.

2)	On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.0 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of March 31, 2024, and no share has been issued as of the date of this report.

3)	The Company financed from commercial banks and third parties. As of March 31, 2024, the Company had US$13.4 million in short-term loans outstanding and US$1.7 million in long-term loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

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

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information and the carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	March 31, 2024	June 30, 2023

Current assets	$-	$32,532,618
Non-current assets	-	2,493,883
Total assets	-	35,026,501
Total liabilities	-	(5,952,438)
Net assets	$-	$29,074,063

	For the nine months ended March 31,		For the three months ended March 31,
	2024	2023	2024	2023
Net sales	$-	$1,514,166	$-	$984,042
Gross loss	$-	$(331,212)	$-	$(234,967)
Income from operations	$60,426	$1,311,850	$-	$923,945
Net income	$60,426	$1,347,099	$-	$947,367

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2024 and June 30, 2023, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of March 31, 2024 and June 30, 2023, the allowance for credit losses from the continuing operations was US$2,052,321 and US$946,892, respectively. As of March 31, 2024 and June 30, 2023, the allowance for credit losses from the discontinued operations was US$ nil and US$7,206,958, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of March 31, 2024 and June 30, 2023, the allowance for uncollectible advances to suppliers from the continuing operations was US$624,892 and US$3,502, respectively. As of March 31, 2024 and June 30, 2023, the allowance for uncollectible advances to suppliers from the discontinued operations was US$ nil and US$10,163,946, respectively.

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

Expected credit losses are recorded as general and administrative expenses on the unaudited condensed consolidated statements of loss and comprehensive loss. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amounts previously reserved for, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2024 and June 30, 2023, the inventory reserve from the continuing operations was US$30,634 and US$56,655, respectively. As of March 31, 2024 and June 30, 2023, the inventory reserve from the discontinued operations was US$ nil and US$1,106,649, respectively.

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

Lessee accounting

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the nine and three months ended March 31, 2024 and 2023, the Company did not recognize any impairment of its ROU assets.

Lessor accounting

The Company rents out its office to a third party, which is classified as an operating lease in accordance with Topic 842. The revenue from an operating lease is recognized in other income in the unaudited condensed consolidated statements of loss and comprehensive loss on a straight-line basis over the term of the lease.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the nine and three months ended March 31, 2024 and 2023, the Company did not recognize any impairment of its long-lived assets.

Derivative Financial Assets

Derivative financial assets are measured at fair value and recognized as either assets or liabilities on the unaudited condensed consolidated balance sheets in either other current or non-current assets or other current liabilities or non-current liabilities depending upon maturity and commitment. Changes in the fair value of derivatives are either recognized periodically in the unaudited condensed consolidated statements of comprehensive loss or in other comprehensive loss depending on the use of the derivatives and whether they qualify for hedge accounting.

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in prices of raw material for silk products. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company does not engage in derivative instruments for speculative or trading purposes. The Company’s derivative financial assets are not qualified for hedge accounting, thus changes in fair value are recognized in “Investment income from derivative financial assets” in the unaudited condensed consolidated statements of loss and comprehensive loss. The cash flows of derivative financial assets are classified in the same category as the cash flows from the items subject to the economic hedging relationships. The estimated fair value of the derivatives is determined based on relevant market information.

Derivative financial assets are presented as net if rights of setoff exist, with all of the following conditions met: (a) each of two parties owes the other determinable amounts; (b) the reporting party has the right to set off the amount owed with the amount owed by the other party; (c) the reporting party intends to set off; and (d) the right of setoff is enforceable at law.

The outstanding derivative financial assets as of March 31, 2024 and June 30, 2023 were US$327 and US$ nil, respectively. Investment income from derivative financial assets was US$4,240 and US$706 for the nine and three months ended March 31, 2024, respectively, and the change in fair value of derivative financial assets was immaterial for the nine and three months ended March 31, 2024.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at March 31, 2024 and June 30, 2023. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at March 31, 2024, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2020 and thereafter. As of March 31, 2024, the tax years ended December 31, 2019 through December 31, 2023 for the Company’s PRC subsidiaries from the continuing operations and the discontinued operations remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at March 31, 2024 and June 30, 2023 were translated at 1 RMB to 0.1385 USD and at 1 RMB to 0.1378 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2024 and 2023 were 1 RMB to 0.1389 USD and 1 RMB to 0.1442 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2024 and 2023 were 1 RMB to 0.1397 USD and 1 RMB to 0.1462 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the nine months ended March 31, 2024 and 2023, total research and development expense from continuing operations were US$77,811 and US$58,384, respectively. For the three months ended March 31, 2024 and 2023, total research and development expense from continuing operations were US$31,895 and US$58,384, respectively. No research and development expense were from discontinued operations for the nine and three months ended March 31, 2024 and 2023.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of loss and comprehensive loss.

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2024 and 2023.

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended March 31, 2024 and 2023:

	For the nine months ended March 31,		For the three months ended March 31,
	2024	2023	2024	2023
Net loss from continuing operations attributable to Shineco	$(11,166,035)	$(6,947,446)	$(3,348,746)	$(2,999,627)
Net income (loss) from discontinued operations attributable to Shineco	8,856,042	(930,682)	-	331,094
Net loss attributable to Shineco	(2,309,993)	(7,878,128)	(3,348,746)	(2,668,533)

Weighted average shares outstanding - basic and diluted*	4,899,762	1,765,343	6,425,618	2,052,336

Net loss from continuing operations per share of common share
Basic and diluted	$(2.28)	$(3.93)	$(0.52)	$(1.46)

Net earnings (loss) from discontinued operations per share of common share
Basic and diluted	$1.81	$(0.53)	$-	$0.16

Net loss per share of common share
Basic and diluted	$(0.47)	$(4.46)	$(0.52)	$(1.30)

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	March 31, 2024	June 30, 2023

Accounts receivable	$6,728,531	$10,467,260
Less: allowance for credit losses	(2,052,321)	(8,153,850)
Accounts receivable, net	4,676,210	2,313,410
Less: accounts receivable, net held for discontinued operations	-	(2,278,824)
Accounts receivable, net held for continuing operations	$4,676,210	$34,586

Movement of allowance for credit losses is as follows:

	March 31, 2024	June 30, 2023

Beginning balance	$8,153,850	$7,317,236
Acquisition of subsidiaries	171,187	451,863
Charge to allowance	807,622	1,050,753
Less: disposal of VIEs	(7,136,817)	-
Less: write-off	-	(62,125)
Foreign currency translation adjustments	56,479	(603,877)
Ending balance	$2,052,321	$8,153,850

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	March 31, 2024	June 30, 2023

Raw materials	$363,433	$315,129
Work-in-process	278,834	16,713,913
Finished goods	834,701	1,179,243
Less: inventory reserve	(30,634)	(1,163,304)
Total inventories, net	1,446,334	17,044,981
Less: inventories, net, held for discontinued operations	-	(16,720,575)
Inventories, net, held for continuing operations	$1,446,334	$324,406

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

The Company wrote off inventory held for discontinued operations amounted to US$ nil and US$668,088 during the nine months ended March 31, 2024 and 2023, respectively. The Company wrote off inventory held for discontinued operations amounted to US$ nil and US$205,152 during the three months ended March 31, 2024 and 2023, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	March 31, 2024	June 30, 2023

Advances to suppliers	$13,375,912	$10,170,145
Less: allowance for doubtful accounts	(624,892)	(10,167,448)
Advance to suppliers, net	12,751,020	2,697
Less: advance to supplier, net, held for discontinued operations	-	-
Advance to supplier, net, held for continuing operations	$12,751,020	$2,697

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	March 31, 2024	June 30, 2023

Beginning balance	$10,167,448	$13,544,627
Acquisition of subsidiaries	6,314	56,831
Charge to (reversal of) allowance	616,882	(2,349,716)
Less: disposal of VIEs	(10,241,295)	-
Less: write-off	-	(147,172)
Foreign currency translation adjustments	75,543	(937,122)
Ending balance	$624,892	$10,167,448

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	March 31, 2024	June 30, 2023

Loans to third parties (1)	$2,576,064	$1,481,101
Other receivables (2)	2,440,400	2,629,733
Prepayment for business acquisition (3)	-	2,000,000
Short-term deposit	44,841	37,015
Prepaid expenses	2,101	1,629
Subtotal	5,063,406	6,149,478
Less: allowance for credit losses	(2,503,102)	(3,287,793)
Total other current assets, net	2,560,304	2,861,685
Less: other current assets, net, held for discontinued operations	-	(34,643)
Other current assets, net, held for continuing operations	$2,560,304	$2,827,042

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable, and the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of March 31, 2024 and June 30, 2023, the allowance for credit losses was US$1,018,722 and US$1,481,101, respectively. Management will continue putting effort in collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses, as well as advances for services to other third party.

3)	The amount pertains to prepaid purchase consideration made for acquisition of Wintus.

Movement of allowance for credit losses is as follows:

	March 31, 2024	June 30, 2023

Beginning balance	$3,287,793	$2,545,565
Acquisition of subsidiaries	35,990	14,504
Charge to allowance	83,103	1,867,474
Less: disposal of VIEs	(605,786)	-
Less: write-off	-	(964,509)
Foreign currency translation adjustments	(297,998)	(175,241)
Ending balance	$2,503,102	$3,287,793

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2024	June 30, 2023

Buildings	$6,222,269	$1,064,656
Machinery and equipment	3,166,302	1,132,064
Motor vehicles	182,374	195,183
Office equipment	139,785	142,288
Fixture and furniture	102,577	-
Construction in progress	33,240	-
Farmland leasehold improvements	-	2,898,328
Subtotal	9,846,547	5,432,519
Less: accumulated depreciation and amortization	(3,532,298)	(3,437,327)
Less: accumulated impairment for property and equipment	(89,869)	(749,299)
Total property and equipment, net	6,224,380	1,245,893
Less: property and equipment, net, held for discontinued operations	-	(32,777)
Property and equipment, net held for continuing operations	$6,224,380	$1,213,116

Depreciation and amortization expense charged to the continuing operations was US$355,676 and US$5,022 for the nine months ended March 31, 2024 and 2023, respectively. Depreciation and amortization expense charged to the continuing operations was US$112,487 and US$4,737 for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization expense charged to the discontinued operations was US$2,403 and US$180,317 for the nine months ended March 31, 2024 and 2023, respectively. Depreciation and amortization expense charged to the discontinued operations was US$ nil and US$15,931 for the three months ended March 31, 2024 and 2023, respectively.

The management performed evaluation on the impairment of property and equipment periodically. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, have not been able to grow and cultivate green agricultural produce on the leased farmlands, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of such leased farmland. Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired. No impairment loss on property and equipment from the continuing operations and discontinued operations for the nine and three months ended March 31, 2024 and 2023, respectively.

The Company pledged certain property and equipment for the Company’s bank loans and its related party’s personal loan (see Note 12 and Note 13).

Farmland leasehold improvements, net consisted of following:

	March 31, 2024	June 30, 2023

Blueberry farmland leasehold improvements	$-	$2,226,624
Yew tree planting base reconstruction	-	249,464
Greenhouse renovation	-	422,240
Subtotal	-	2,898,328
Less: accumulated amortization	-	(2,238,484)
Less: impairment for farmland leasehold improvements	-	(659,844)
Total farmland leasehold improvements, net	$-	$-

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

	March 31, 2024	June 30, 2023

Land use rights	$711,289	$-
Less: accumulated amortization	(98,156)	-
Total land use rights, net	613,133	-
Less: land use rights, net, held for discontinued operations	-	-
Land use rights, net, held for continuing operations	$613,133	$-

Amortization expense charged to the continuing operations was US$14,982 and US$ nil for the nine months ended March 31, 2024 and 2023, respectively. Amortization expense charged to the continuing operations was US$5,627 and US$ nil for the three months ended March 31, 2024 and 2023, respectively.

No amortization expense charged to the discontinued operations for the nine and three months ended March 31, 2024 and 2023, respectively.

The estimated future amortization expenses are as follows:

12 months ending March 31:
2025	$23,710
2026	23,710
2027	23,710
2028	23,710
2029	23,710
Thereafter	494,583
Total	$613,133

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

The table below presents the operating lease related assets and liabilities held for continuing operations recorded on the balance sheets.

	March 31, 2024	June 30, 2023

ROU lease assets	$110,227	$132,366

Operating lease liabilities – current	123,221	86,978
Operating lease liabilities – non-current	16,458	44,469
Total operating lease liabilities	$139,679	$131,447

The weighted average remaining lease terms and discount rates for all of operating leases held for continuing operations were as follows as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.47	1.92
Weighted average discount rate	4.51%	4.61%

The table below presents the operating lease related assets and liabilities held for discontinued operations recorded on the balance sheets.

	March 31, 2024	June 30, 2023

ROU lease assets	$-	$2,538,037

Operating lease liabilities – current	-	551,502
Operating lease liabilities – non-current	-	1,404,823
Total operating lease liabilities	$-	$1,956,325

The weighted average remaining lease terms and discount rates for all of operating leases held for discontinued operations were as follows as of March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	-	5.85
Weighted average discount rate	-	4.36%

Rent expenses totaled US$132,035 and US$168,952 from the continuing operations for the nine months ended March 31, 2024 and 2023, respectively. Rent expenses totaled US$45,896 and US$36,543 from the continuing operations for the three months ended March 31, 2024 and 2023, respectively.

Rent expenses totaled US$51,778 and US$343,910 from the discontinued operations for the nine months ended March 31, 2024 and 2023, respectively. Rent expenses totaled US$ nil and US$90,174 from the discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2024:

Continuing operations
Remainder of 2024	$71,323
2025	57,241
2026	12,046
2027	2,022
Total lease payments	142,632
Less: imputed interest	(2,953)
Present value of lease liabilities	$139,679

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil for the nine and three months ended March 31, 2024 and 2023.

The Company has included the operating results of Guangyuan in the unaudited condensed consolidated financial statements since the Acquisition Date. US$ nil in net sales and US$12,060 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2024. US$ nil in net sales and US$97,487 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2023. US$ nil in net sales and net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024. US$ nil in net sales and US$22,353 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023.

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

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of March 31, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(1,585,457)
Total intangible assets, net	11,098,199
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$11,098,199

The amortization expense of intangible assets was US$951,273 and US$317,091 from the continuing operations for the nine months ended March 31, 2024 and 2023, respectively. The amortization expense of intangible assets was US$317,091 and US$317,091 from the continuing operations for the three months ended March 31, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$ nil and US$130,887 for the nine months ended March 31, 2024 and 2023, respectively. Acquisition-related costs were US$ nil for the three months ended March 31, 2024 and 2023, respectively.

The Company has included the operating results of Biowin in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$441,927 in net sales and US$916,377 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2024. US$142,805 in net sales and US$294,752 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024. US$231,513 in net sales and US$123,390 in net income of Biowin were included in the unaudited condensed consolidated financial statements for the nine and three months ended March 31, 2023.

Acquisition of Wintus

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in B Tenet-Jove. The management determined that July 31, 2023 was the acquisition date of Wintus.

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

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$12,507,353
Advances to suppliers, net	3,513,448
Inventories, net	1,782,180
Derivative financial assets	6,212
Other current assets, net	1,426,163
Property and equipment, net	5,407,301
Intangible assets	36,117,041
Operating lease right-of-use assets	1,999
Goodwill	21,440,360
Short-term bank loans	(12,021,992)
Accounts payable	(6,686,700)
Advances from customers	(78,677)
Tax payable	(600,742)
Deferred income	(77,007)
Other current liabilities	(2,277,877)
Long-term bank loans	(2,071,093)
Operating lease liabilities - non-current	(1,847)
Deferred tax liabilities	(9,186,376)
Non-controlling interest	(8,197,473)
Total purchase price for acquisition, net of US$1,003,678 of cash	$41,002,273

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of March 31, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,273	10
Less: accumulated amortization	(2,365,819)
Total intangible assets, net	33,121,454
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$33,121,454

The amortization expense of intangible assets was US$2,365,819 and US$ nil from the continuing operations for the nine months ended March 31, 2024 and 2023, respectively. The amortization expense of intangible assets was US$887,183 and US$ nil from the continuing operations for the three months ended March 31, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$779,606 and US$115,363 for the nine months ended March 31, 2024 and 2023, respectively. Acquisition-related costs were US$ nil and US$98,167 for the three months ended March 31, 2024 and 2023, respectively.

The Company has included the operating results of Wintus in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$4,844,587 in net sales and US$3,771,648 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2024. US$1,202,054 in net sales and US$2,633,246 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of March 31, 2024 and June 30, 2023, the outstanding amounts due from related parties consisted of the following:

	March 31, 2024	June 30, 2023

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$353,617	$-
Chongqing Dream Trading Co., Ltd	41,539	-
Ren Zhiwei	26,308	-
Wintus China Limited	412,379	-
Fujian Xinglinchun Health Industry Co., Ltd	1,385	-
Fuzhou Medashan Biotechnology Co., Ltd. (a)	25,962	-
Shanghai Gaojing Private Fund Management (b)	-	396,938
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (c)	-	1,441,485
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (d)	-	4,534,211
Subtotal	861,190	6,372,634
Less: allowance for credit losses	(412,379)	(1,838,423)
Total due from related parties, net	448,811	4,534,211
Less: due from related parties, held for discontinued operations	-	(4,534,211)
Due from related parties, held for continuing operations	$448,811	$-

a.	The Company owns 30% equity interest in this company.

b.	The Company owns 32% equity interest in this company. Those loans are due on demand and non-interest bearing. The Company made a full impairment on this investment and fully recorded an allowance for doubtful accounts for the amount due from this company as of June 30, 2023.

c.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$206,738 (RMB 1.5 million) was to be paid by September 30, 2022, US$689,128 (RMB 5.0 million) was to be paid by December 31, 2022, and the remaining loan and unpaid interest was to be paid by June 30, 2023. During the year ended June 30, 2023, the Company received payment of US$206,738 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements. Hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance including the principal and interest amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for doubtful accounts as of June 30, 2023.

Interest income was US$ nil and US$53,981 from discontinued operations for the nine months ended March 31, 2024 and 2023, respectively. Interest income was US$ nil and US$9,778 from discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

d.

On October 28, 2021, the Company entered into a loan agreement with Zhongjian International with an amount of US$4,334,401 (RMB 29.9 million) for its working capital for one year, with a maturity date of October 27, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan for another year with the new maturity date of October 27, 2023. The total outstanding balance, including the principal and interest, amounted to US$4,534,211 as of June 30, 2023.

Interest income was US$21,056 and US$194,224 from discontinued operations for the nine months ended March 31, 2024 and 2023, respectively. Interest income was US$ nil and US$64,628 from discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

Due to Related Parties

As of March 31, 2024 and June 30, 2023, the Company had related party payables of US$2,276,248 and US$48,046, respectively, in relation to the operations of Biowin and Wintus. As of March 31, 2024 and June 30, 2023, the Company had related party payables of US$ nil and US$2,431,191, respectively, in relation to its discontinued business operations including Tenet Jove business and VIE structure. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

	March 31, 2024	June 30, 2023

Wang Sai	$52,846	$-
Li Baolin	-	1,930
Zhao Min (a)	-	409,345
Zhou Shunfang	-	2,019,916
Huang Shanchun	425,026	28,651
Liu Fengming	4,802	4,779
Yan Lixia	-	742
Zhan Jiarui	106,539	1,761
Liu Xiqiao	20,980	2,113
Mike Zhao	-	10,000
Zhao Pengfei	6,923	-
Wang Xiaohui	325,329	-
Chi Keung Yan	606,656	-
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	359,214	-
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	367,933	-
Total due to related parties	2,276,248	2,479,237
Less: due to related parties, held for discontinued operations	-	(2,431,191)
Due to related parties, held for continuing operations	$2,276,248	$48,046

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed additional loan of US$27,565 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$379,217 as of June 30, 2023.

Interest expenses on loans due to related parties were US$1,526 and US$14,332 from discontinued operations for the nine months ended March 31, 2024 and 2023, respectively. Interest expenses on loans due to related parties were US$ nil and US$5,012 from discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

Sales to a Related Party

The Company made sales of US$797,506 and US$ nil to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the nine and three months ended March 31, 2024.

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

The Company recorded interest expenses from continuing operations of US$60,164 and US$ nil for the nine months ended March 31, 2024 and 2023, respectively. The Company recorded interest expenses from continuing operations of US$29,917 and US$ nil for the three months ended March 31, 2024 and 2023, respectively. Interest expenses from discontinued operations were both US$ nil for the nine and three months ended March 31, 2024 and 2023, respectively.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	March 31, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$415,393	2025/3/21	4.65%
Bank of Jiangsu(b)	415,393	2024/6/13	4.00%
Bank of China(c)	415,393	2024/6/26	3.60%
United Overseas Bank(d)	8,591,058	April 2024 - September 2024	4.20%
Industrial and Commercial Bank of China	415,393	2024/7/25	3.85%
Industrial and Commercial Bank of China(e)	623,089	2024/9/22	3.45%
Bank of China(f)	415,393	2025/2/7	3.45%
Chongqing Rural Commercial Bank(g)	1,315,411	2025/3/14	4.30%
Total short-term bank loans	12,606,523
Less: short-term bank loans, held for discontinued operations	-
Short-term bank loans, held for continuing operations	$12,606,523

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang.

d.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian and Chongqing Yufan. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guaranty the Company’s loans from United Overseas Bank.

e.	Guaranteed by the other subsidiary of the Company, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”). In addition, the Company’s properties with net book values of US$612,175 were pledged as collateral to secure this loan as of March 31, 2024.

f.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guaranty the Company’s loan from Bank of China.

g.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd. In addition, Chongqing Huajian pledged its properties to guaranty the Company’s loan from Chongqing Rural Commercial Bank.

Lender	June 30, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$413,477	2024/3/29	4.80%
Bank of Jiangsu(b)	413,477	2024/6/13	4.00%
Bank of China(c)	413,477	2024/6/26	3.60%
Total short-term bank loans	1,240,431
Less: short-term bank loans, held for discontinued operations	-
Short-term banks loans, held for continuing operations	$1,240,431

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang.

Long-term loans

Long-term bank loans consisted of the following:

Lender	March 31, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$623,089	2024/9/7	4.85%
Bank of Chongqing(b)	1,100,791	2026/7/3	4.00%
Total long-term bank loans	$1,723,880

Long-term bank loans-current	$636,936

Long-term bank loans-non-current	$1,086,944

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, the Company’s properties with net book values of US$556,484 were pledged as collateral to secure this loan as of March 31, 2024.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,480,258 were pledged as collateral to secure this loan as of March 31, 2024.

The future maturities of long-term bank loans as of March 31, 2024 were as follows:

Twelve months ending March 31,
2025	$636,936
2026	1,086,944
Total long-term bank loans	$1,723,880

The Company recorded interest expenses from continuing operations of US$440,742 and US$17,312 for the nine months ended March 31, 2024 and 2023, respectively. The Company recorded interest expenses from continuing operations of US$161,031 and US$17,312 for the three months ended March 31, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 4.29% and 4.65% for the nine months ended March 31, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 4.24% and 4.65% for the three months ended nine months ended March 31, 2024 and 2023, respectively. Interest expenses from discontinued operations were both US$ nil for the nine and three months ended March 31, 2024 and 2023, respectively.

NOTE 14 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022 (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to US$3,500,528.40. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the repayment of the notes. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to US$3,929,498. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024.

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

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022 (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to US$11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek repayment of any portion of the note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to US$11,878,241. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024.

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

For the nine months ended March 31, 2024 and 2023, a total of US$612,072 and US$579,664 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively. For the three months ended March 31, 2024 and 2023, a total of US$246,015 and US$223,692 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively.

As of March 31, 2024, shares of the Company’s common stock totaling 1,500,396 were issued by the Company to the Investor equaling principal and interests amounted to US$9,988,359, and the Notes balance held for continuing operations was US$14,824,553, with a carrying value of US$15,076,774, net of deferred financing costs of US$252,221 was recorded in the accompanying unaudited condensed consolidated balance sheets.

NOTE 15 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged. Biowin is subject to corporate income tax at a reduced rate of 15% starting from December 2019, when it was approved by local government as a High and New Technology Enterprises (“HNTEs”), to December 2022. In December 2022, the Company successfully renewed its HNTE certification with local government and will continue to enjoy the reduced income tax rate of 15% for another three years through December 2025. The subsidiaries of Wintus in PRC are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income, expect certain subsidiaries that are recognized as small low-profit enterprises. According to the relevant PRC tax policies, once an enterprise meets certain requirements and is identified as a small-scale minimal profit enterprise, the taxable income not more than RMB3 million is subject to a reduced effective rate of 5% during the period from January 1, 2023 to December 31, 2024.

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

i) The components of the income tax provision (benefit) were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2024	2023	2024	2023
Current income tax provision	$5,744	$-	$5,744	$-
Deferred income tax provision (benefit)	(465,783)	(33,089)	492,145	(33,089)
Total income tax provision (benefit)	(460,039)	(33,089)	497,889	(33,089)
Less: income tax provision, held for discontinued operations	-	-	-	-
Income tax provision (benefit), held for continuing operations	$(460,039)	$(33,089)	$497,889	$(33,089)

ii) The components of the deferred tax liability were as follows:

	March 31, 2024	June 30, 2023
Deferred tax assets:
Allowance for credit loss/doubtful accounts	$577,553	$1,360,693
Inventory reserve	1,532	281,237
Net operating loss carry-forwards	1,710,650	1,223,159
Total	2,289,735	2,865,089
Valuation allowance	(1,884,763)	(2,471,066)
Total deferred tax assets	404,972	394,023
Deferred tax liability:
Intangible assets	(10,542,990)	(1,810,615)
Total deferred tax liability	(10,542,990)	(1,810,615)
Deferred tax liability, net	(10,138,018)	(1,416,592)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(10,138,018)	$(1,416,592)

Movement of the valuation allowance:

	March 31, 2024	June 30, 2023

Beginning balance	$2,471,066	$2,543,366
Acquisition of subsidiaries	155,452	376,085
Disposal of Tenet Jove	(2,407,610)	-
Current year addition (reduction)	1,654,403	(252,836)
Exchange difference	11,452	(195,549)
Ending balance	1,884,763	2,471,066
Less: valuation allowance, held for discontinued operations	-	(2,396,504)
Valuation allowance, held for continuing operations	$1,884,763	$74,562

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2024 and 2023, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	March 31, 2024	June 30, 2023

Income tax payable	$1,236,597	$1,048,188
Value added tax payable	240,403	46,451
Business tax and other taxes payable	832	3,834
Total tax payable	1,477,832	1,098,473
Less: tax payable, held for discontinued operations	-	(262,459)
Tax payable, held for continuing operations	$1,477,832	$836,014

Income tax payable - current portion	$1,142,687	$763,328
Less: income tax payable - current portion, held for discontinued operations	-	(262,459)
Income tax payable - current portion, held for continuing operations	$1,142,687	$500,869

Income tax payable - noncurrent portion	$335,145	$335,145
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$335,145	$335,145

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of March 31, 2024 and June 30, 2023, the balance of the required statutory reserves was US$4,198,107 and US$4,198,107, respectively.

On July 10, 2020, the Company’s stockholders approved a 1-for-9 reverse stock split of the Company’s common stock, par value US$0.001 per share, with a market effective date of August 14, 2020 (the “2020 Reverse Stock Split”). As a result of the 2020 Reverse Stock Split, each nine pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of stockholders. No fractional shares of common stock were issued to any stockholders in connection with the 2020 Reverse Stock Split. Each stockholder was entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the 2020 Reverse Stock Split. The number of the Company’s authorized common stock remained at 100,000,000 shares, and the par value of the common stock following the 2020 Reverse Stock Split remained at US$0.001 per share. As a result of the 2020 Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements were retroactively restated as if the transaction occurred at the beginning of the periods presented.

On April 10, 2021, the Company issued 387,219 shares of common stock to selected investors at a price of US$32 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was waived by the Company during the nine months ended March 31, 2024. See Note 18.

On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 235,450 shares of common stock of the Company (the “Shares”) at a price of US$21.2 per share. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of US$5.0 million.

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

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of US$9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of March 31, 2024, the proceeds were fully collected, and all of the Shares were issued.

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

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of March 31, 2024, the subscription receivable was amounted to US$178,332 which was recorded on the unaudited condensed consolidated balance sheet, and the proceeds is expected to be fully collected by June 30, 2024.

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

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 113,717 shares of common stock of the Company (the “Shares”) at a price of US$10.5 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of US$1.2 million from the Buyer, and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 400,000 shares of common stock of the Company (the “Shares”) at a price of US$5 per share. The transaction contemplated by the agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of US$2.0 million from the Investors, and all of the Shares were issued on June 22, 2023.

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

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. (Note 11).

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of US$1.2 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On February 2, 2024, the Company’s stockholders approved a 1-for-10 reverse stock split of the shares of the Company’s common stock, with a par value of US$0.001 per share, which became effective on February 16, 2024. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock also increased to 150,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at US$0.001 per share. As of February 2, 2024, there were 64,129,020 common stock outstanding, and the number of common stock outstanding after the Reverse Stock Split is 6,445,963, taking into account the effect of rounding fractional shares into whole shares. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.0 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of March 31, 2024, and no share has been issued as of the date of this report.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$509,152 and US$581,092 as of March 31, 2024 and June 30, 2023, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$ nil and US$13,540,534 as of March 31, 2024 and June 30, 2023, respectively.

During the nine and three months ended March 31, 2024 and 2023, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2024, three customers accounted for approximately 44% of the Company’s total sales from the continuing operations, respectively. For the three months ended March 31, 2024, two customers accounted for approximately 64% of the Company’s total sales from the continuing operations, respectively. At March 31, 2024, three customers accounted for approximately 50% of the Company’s accounts receivable from the continuing operations.

For the nine months ended March 31, 2023, three customers accounted for approximately 100% of the Company’s total sales from the continuing operations. For the three months ended March 31, 2023, three customers accounted for approximately 100% of the Company’s total sales from the continuing operations. For the nine months ended March 31, 2023, four customers accounted for approximately 78% of the Company’s total sales from the discontinued operations. For the three months ended March 31, 2023, four customers accounted for approximately 75% of the Company’s total sales from the discontinued operations.

For the nine months ended March 31, 2024, two vendors accounted for approximately 35% of the Company’s total purchases from the continuing operations, respectively. For the three months ended March 31, 2024, one vendor accounted for approximately 96% of the Company’s total purchases from the continuing operations, respectively.

For the nine months ended March 31, 2023, one vendor accounted for approximately 100% of the Company’s total purchases from the continuing operations. For the three months ended March 31, 2023, one vendor accounted for approximately 100% of the Company’s total purchases from the continuing operations. For the nine months ended March 31, 2023, two vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations. For the three months ended March 31, 2023, two vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations.

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

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation (“Transhare”), as a nominal defendant, asserting that defendants had not paid for certain restricted shares of the Company’s common stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They brought claims for, among others, breach of contract, breach of the covenant of good faith and fair dealing, and fraud, asserting that the Company made false and materially misleading statements, specifically regarding the sale of such shares to Lei Zhang and Yan Li and the removal of their restrictive legends. Defendants are seeking money damages of at least US$9 million, punitive damages of US$10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond, which the Company declined to do. On June 13, 2022, the restriction imposed on the shares were lifted.

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

On December 15, 2023, the Company entered into a Settlement Agreement with the defendants and Transhare, pursuant to which the three parties released and forever discharge one another all past and future claims. On December 22, 2023, the Company, together with the defendants and Transhare, filed and signed a stipulation discontinuing action (“Stipulation”) with the Supreme Court of the State of New York. Under the Stipulation, the Supreme Court of the State of New York discontinued the lawsuit filed by the Company together with all cross-claims and counterclaims with prejudice and without costs to any of the parties. The subscription receivable amounted to US$3,024,000 was waived by the Company during the nine months ended March 31, 2024, and the Company will not retrieve the shares that were issued to the defendants.

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

●	Producing, processing and distribution of agricultural products, such as silk and silk fabrics, as well as trading of fresh fruit (“Other agricultural products”):

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

The following table presents summarized information by segment for the nine months ended March 31, 2024:

	For the nine months ended March 31, 2024
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$441,927	$4,844,587	$17,645	$4,439	$-	-	$5,308,598
Cost of revenue and related business and sales tax	169,954	4,488,086	43,179	4,183	-	-	4,705,402
Gross profit (loss)	271,973	356,501	(25,534)	256	-	-	603,196
Gross profit (loss) %	61.5%	7.4%	(144.7)%	5.8%	-	-	11.4%

The following table presents summarized information by segment for the nine months ended March 31, 2023:

	For the nine months ended March 31, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$231,513	$-	$-	$22,298	$1,154,156	360,010	$1,767,977
Cost of revenue and related business and sales tax	220,357	-	-	2,853	1,600,321	245,057	2,068,588
Gross profit (loss)	11,156	-	-	19,445	(446,165)	114,953	(300,611)
Gross profit (loss) %	4.8%	-	-	87.2%	(38.7)%	31.9%	(17.0)%

The following table presents summarized information by segment for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$142,805	$1,202,054	$6,541	$-	$-	-	$1,351,400
Cost of revenue and related business and sales tax	54,460	1,081,540	23,733	-	-	-	1,159,733
Gross profit (loss)	88,345	120,514	(17,192)	-	-	-	191,667
Gross profit (loss) %	61.9%	10.0%	(262.8)%	-	-	-	14.2%

The following table presents summarized information by segment for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$231,513	$-	$-	$3,076	$330,471	127,972	$693,032
Cost of revenue and related business and sales tax	220,357	-	-	(6,091)	484,874	83,758	782,898
Gross profit (loss)	11,156	-	-	9,167	(154,403)	44,214	(89,866)
Gross profit (loss) %	4.8%	-	-	298.0%	(46.7)%	34.5%	(13.0)%

Total assets as of March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024	June 30, 2023

Luobuma products	$-	$4,717,588
Other agricultural products	82,814,678	33,408,143
Freight services	-	4,964,012
Rapid diagnostic and other products	18,686,680	20,379,396
Healthy meals products	186,914
Total assets	101,688,272	63,469,139
Less: total assets held for discontinued operations	-	(39,684,744)
Total assets, held for continuing operations	$101,688,272	$23,784,395

NOTE 20 - DISCONTINUED OPERATIONS

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner, Wintus and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2024 and the consolidated balance sheet as of June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2024 and 2023.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of March 31, 2024 and June 30, 2023 consist of the following:

	March 31, 2024	June 30, 2023
Assets of discontinued operation:
Current assets:
Cash	$-	$13,540,793
Accounts receivables, net	-	2,278,824
Due from related parties	-	4,534,211
Inventories, net	-	16,720,575
Other current assets, net	-	34,643
Total current assets of discontinued operation	-	37,109,046

Property and equipment, net	-	32,777
Long-term deposit and other noncurrent assets	-	4,884
Operating lease right-of-use assets	-	2,538,037
Total assets of discontinued operation	$-	$39,684,744

Liabilities of discontinued operation:
Current liabilities:
Accounts payable	$-	$143,173
Due to related parties	-	2,431,191
Other payables and accrued expenses	-	2,005,519
Operating lease liabilities - current	-	551,502
Taxes payable	-	262,459
Total current liabilities of discontinued operation	-	5,393,844

Operating lease liabilities - non-current	-	1,404,823
Total liabilities of discontinued operation	$-	$6,798,667

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations consist of the following:

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023

REVENUE	$4,439	$1,536,464	$-	$461,519

COST OF REVENUE
Cost of products	4,178	1,180,141	-	357,389
Stock written off due to natural disaster	-	668,088	-	205,152
Business and sales related tax	5	2	-	-
Total cost of revenue	4,183	1,848,231	-	562,541

GROSS PROFIT (LOSS)	256	(311,767)	-	(101,022)

OPERATING EXPENSES
General and administrative expenses	41,033	567,049	-	(342,027)
Selling expenses	28,947	25,034	-	6,483
Total operating expenses	69,980	592,083	-	(335,544)

INCOME (LOSS) FROM OPERATIONS	(69,724)	(903,850)	-	234,522

OTHER EXPENSE
Other income, net	-	45,407	-	16,649
Interest income (expense), net	20,269	(79,388)	-	78,010
Total other income (expense)	20,269	(33,981)	-	94,659

INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(49,455)	(937,831)	-	329,181

BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OFF TAX	(49,455)	(937,831)	-	329,181

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	8,904,702	-	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,855,247	(937,831)	-	329,181

Net loss attributable to non-controlling interest	(795)	(7,149)	-	(1,913)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$8,856,042	$(930,682)	$-	$331,094

NOTE 21 - SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 15, 2024, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

On May 29, 2023, Life Science HK entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”) and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Life Science HK shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove (“Tenet-Jove Disposal Group”) and thereby terminated its VIE Structure.

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our newly acquired subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into a new business segment of producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. Meanwhile, our newly established subsidiary, Fuzhou Meida, recently opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of March 31, 2024, the Company, through its subsidiaries, operates the following main business segments:

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

Producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as fresh fruit (“Other agricultural products”): – This segment is conducted through Wintus, which specializes in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit. The operations of this segment are located in Chongqing, China. Its products are sold not only in China, but also overseas countries such as United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, Cambodia), among other countries and regions. In addition to silk products, Wintus also engages in fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

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

For the other three business segments conducted by Tenet-Jove Disposal Group, first, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were reclassified them as discontinued operations. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of income and comprehensive income for the nine and three months ended March 31, 2024 and 2023.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 15, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On or around January 20, 2023, the Investor re-started the redemption of the Notes. On January 18, 2023, the Investor re-started the redemption of the Notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024. As of March 31, 2024, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$4,119,762, with a carrying value of US$4,162,722, net of deferred financing costs of US$42,960 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of March 31, 2024, the Notes was fully converted and shares of the Company’s common stock totaling 194,677 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 18, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the Note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 31, 2023 to April 16, 2024. As of March 31, 2024, shares of the Company’s common stock totaling 1,305,719 were issued by the Company to the Investor equaling principal and interests amounted to US$2,515,720, and the Notes balance was US$10,704,791, with a carrying value of US$10,914,052, net of deferred financing costs of US$209,261 was recorded in the accompanying unaudited condensed consolidated balance sheets.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of US$9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As of December 31, 2023, the proceeds were fully collected, and all of the Shares were issued.

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of March 31, 2024, the subscription receivable was amounted to US$178,332 which was recorded on the consolidated balance sheet, and the proceeds is expected to be fully collected by June 30, 2024.

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of US$1.2 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.0 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of March 31, 2024, and no share has been issued as of the date of this report.

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

Expected credit losses are recorded as general and administrative expenses on the unaudited condensed consolidated statements of income and comprehensive income. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amounts previously reserved for, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the first in first out (“FIFO”) method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2024 and June 30, 2023, the inventory reserve from the continuing operations was US$30,634 and US$56,655, respectively. As of March 31, 2024 and June 30, 2023, the inventory reserve from the discontinued operations was US$ nil and US$1,106,649, respectively.

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

Results of Operations for the Nine Months Ended March 31, 2024 and 2023

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,		Variance
	2024	2023	Amount	%
Revenue	$5,304,159	$231,513	$5,072,646	2,191.08%
Cost of revenue	4,701,219	220,357	4,480,862	2,033.46%
Gross profit	602,940	11,156	591,784	5,304.63%
General and administrative expenses	12,155,801	5,986,324	6,169,477	103.06%
Selling expenses	213,632	75,342	138,290	183.55%
Research and development expenses	77,811	58,384	19,427	33.27%
Loss from operations	(11,844,304)	(6,108,894)	(5,735,410)	93.89%
Loss from equity method investments	-	(20,932)	20,932	(100.00)%
Investment income from derivative financial assets	4,240	-	4,240	100.00%
Other income, net	293,978	257,596	36,382	14.12%
Amortization of debt issuance and other costs	(612,072)	(579,664)	(32,408)	5.59%
Interest expenses, net	(1,239,835)	(468,180)	(771,655)	164.82%
Loss before income tax benefit from continuing operations	(13,397,993)	(6,920,074)	(6,477,919)	93.61%
Benefit for income taxes	(460,039)	(33,089)	(426,950)	1,290.31%
Net loss from continuing operations	(12,937,954)	(6,886,985)	(6,050,969)	87.86%
Net income (loss) from discontinued operations	8,855,247	(937,831)	9,793,078	(1,044.23)%
Net loss	$(4,082,707)	$(7,824,816)	$3,742,109	(47.82)%
Comprehensive loss attributable to Shineco Inc.	$(2,199,618)	$(9,120,188)	$6,920,570	(75.88)%

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

The following table sets forth the breakdown of our revenue for the nine months ended March 31, 2024 and 2023, respectively:

	Nine Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$441,927	8.33%	$231,513	100.00%	$210,414	90.89%
Other agricultural products	4,844,587	91.34%	-	-	4,844,587	100.00%
Healthy meal products	17,645	0.33%	-	-	17,645	100.00%
Total Amount	$5,304,159	100.00%	$231,513	100.00%	$5,072,646	2,191.08%

For the nine months ended March 31, 2024 and 2023, revenue from sales of rapid diagnostic and other products was US$441,927 and US$231,513, respectively, representing an increase of US$210,414, or 90.89%. The increase was mainly due to the nine-month revenue contributed by our newly acquired subsidiary Biowin during the nine months ended March 31, 2024, as compared to the three-month revenue contributed by Biowin during the nine months ended March 31, 2023, as Biowin was acquired on January 1, 2023.

For the nine months ended March 31, 2024 and 2023, revenue from sales of other agricultural products was US$4,844,587 and US$ nil, respectively, representing an increase of US$4,844,587, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Wintus during the nine months ended March 31, 2024.

For the nine months ended March 31, 2024 and 2023, revenue from sales of healthy meal products was US$17,645 and US$ nil, respectively, representing an increase of US$17,645, or 100.00%. The increase was mainly due to revenue generated by our newly established subsidiary Fuzhou Meida during the nine months ended March 31, 2024.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$168,023	3.57%	$218,915	99.35%	$(50,892)	(23.25)%
Other agricultural products	4,480,660	95.31%	-	-	4,480,660	100.00%
Healthy meal products	43,169	0.92%	-	-	43,169	100.00%
Business and sales related tax	9,367	0.20%	1,442	0.65%	7,925	549.58%
Total Amount	$4,701,219	100.00%	$220,357	100.00%	$4,480,862	2,033.46%

For the nine months ended March 31, 2024 and 2023, cost of revenue from sales of rapid diagnostic and other products was US$168,023 and US$218,915, respectively, representing a decrease of US$50,892, or 23.25%. While revenue from sales of rapid diagnostic and other products increased, cost of revenue from sales of rapid diagnostic and other products decreased during the nine months ended March 31, 2024, which was mainly due to less sales of Covid-19 test reagents, as discussed in “—Gross Profit (Loss)” below.

For the nine months ended March 31, 2024 and 2023, cost of revenue from sales of other agricultural products was US$4,480,660 and US$ nil, respectively, representing an increase of US$4,480,660, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Wintus during the nine months ended March 31, 2024.

For the nine months ended March 31, 2024 and 2023, cost of revenue from sales of healthy meal products was US$43,169 and US$ nil, respectively, representing an increase of US$43,169, or 100.00%. The increase was mainly due to cost of revenue generated by our newly established subsidiary Fuzhou Meida during the nine months ended March 31, 2024.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$271,973	45.11%	$11,156	100.00%	$260,817	2,337.91%
Other agricultural products	356,501	59.12%	-	-	356,501	100.00%
Healthy meal products	(25,534)	(4.23)%	-	-	(25,534)	100.00%
Total Amount	$602,940	100.00%	$11,156	100.00%	$591,784	5,304.63%

Gross profit from sales of rapid diagnostic and other products increased by US$260,817, or 2,337.91%, for the nine months ended March 31, 2024 as compared to the same period in 2023. After China announced a nationwide loosening of its zero-COVID policy in December 2022, there were significant surges of COVID-19 cases in China during that time, which resulted in higher demand for Covid-19 test reagents. However, we sold our COVID-19 test reagents at a very low profit margin due to the intense competition from our rivals, and we also tried to clear our remaining stock after the demand of COVID-19 test reagents dropped as the spread of the COVID-19 slowed down and appeared to be under control. During the nine months ended March 31, 2024, no revenue was generated from COVID-19 test reagents, and our gross margin increased significantly as we sold other products with higher margin.

Gross profit from sales of other agricultural products increased by US$356,501, or 100.00%, for the nine months ended March 31, 2024 as compared to the same period in 2023. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Wintus during the nine months ended March 31, 2024.

Gross loss from sales of healthy meal products increased by US$25,534, or 100.00%, for the nine months ended March 31, 2024 as compared to the same period in 2023. The increase was mainly due to gross loss contributed by our newly established subsidiary Fuzhou Meida during the nine months ended March 31, 2024.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2024 and 2023, respectively:

	Nine Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
General and administrative expenses	$12,155,801	97.65%	$5,986,324	97.82%	$6,169,477	103.06%
Selling expenses	213,632	1.72%	75,342	1.23%	138,290	183.55%
Research and development expenses	77,811	0.63%	58,384	0.95%	19,427	33.27%
Total Amount	$12,447,244	100.00%	$6,120,050	100.00%	$6,327,194	103.38%

General and Administrative Expenses

For the nine months ended March 31, 2024, our general and administrative expenses were US$12,155,801, representing an increase of US$6,169,477, or 103.06%, as compared to the same period in 2023. The increase was mainly due to the increased expenses as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case; see more details in “Capital Commitments and Contingencies.” The increase was also due to the increased professional service fee in relation to the acquisition of Wintus, as well as increased general and administrative expenses incurred by our newly acquired subsidiaries Biowin and Wintus, and other newly established subsidiaries during the nine months ended March 31, 2024.

Selling Expenses

For the nine months ended March 31, 2024, our selling expenses were US$213,632, representing an increase of US$138,290, or 183.55%, as compared to the same period in 2023. The increase was mainly due to selling expenses incurred by our newly acquired subsidiary Wintus during the nine months ended March 31, 2024. The increase was also due to the nine-month selling expenses contributed by our newly acquired subsidiary Biowin during the nine months ended March 31, 2024, as compared to the three-month selling expenses contributed by Biowin in the same period in 2023

Research and Development Expenses

For the nine months ended March 31, 2024, our research and development expenses were US$77,811, representing an increase of US$19,427, or 33.27%, as compared to the same period in 2023. The increase was mainly due to the nine-month research and development expenses contributed by our newly acquired subsidiary Biowin during the nine months ended March 31, 2024, as compared to the three-month research and development expenses contributed by Biowin in the same period in 2023.

Other income, net

For the nine months ended March 31, 2024, our net other income was US$293,978, representing an increase of US$36,382, or 14.12%, as compared to net other income of US$257,596 in the same period in 2023. The increase in net other income was mainly attributable to the increased government subsidies received during the nine months ended March 31, 2024.

Interest Expenses, Net

For the nine months ended March 31, 2024, our net interest expenses were US$1,239,835, representing an increase of US$771,655, or 164.82%, as compared to net interest expenses of US$468,180 in the same period in 2023. The increase in net interest expenses was mainly attributable to the increased interest expenses on short-term and long-term loans incurred by our newly acquired subsidiaries Biowin and Wintus. The increase was also due to the decreased interest income generated from loans to third parties.

Benefit for Income Taxes

For the nine months ended March 31, 2024, our benefit for income taxes was US$460,039, representing an increase of US$426,950, or 1,290.31%, as compared to benefit for income taxes of US$33,089 in the same period in 2023. The increase in benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use right that was revalued upon the acquisition of Biowin and Wintus. The increase was partially offset by the increased provision for income taxes as a result of increased valuation allowance for deferred tax assets recorded by our newly acquired subsidiary Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$12,937,954 for the nine months ended March 31, 2024, an increase of US$6,050,969, or 87.86%, from net loss from continuing operations of US$6,886,985 for the nine months ended March 31, 2023. The increase in net loss was primarily as a result of the increase in general and administrative expenses.

Net Income (Loss) from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of US$8,855,247 and a net loss from discontinued operations of US$937,831 for the nine months ended March 31, 2024 and 2023, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of loss and comprehensive loss is as follows:

	Nine Months Ended March 31,
	2024	2023
Revenue	$4,439	$1,536,464
Cost of revenue	4,183	1,848,231
Gross profit (loss)	256	(311,767)
Operating expenses	69,980	592,083
Other income (expenses), net	20,269	(33,981)
Loss before income tax	(49,455)	(937,831)
Provision for income tax	-	-
Net loss from discontinued operations	$(49,455)	$(937,831)
Income on disposal of discontinued operations	8,904,702	-
Total net income (loss) from discontinued operations	$8,855,247	$(937,831)

Net Loss

Our net loss was US$4,082,707 for the nine months ended March 31, 2024, a decrease of US$3,742,109, or 47.82%, from a net loss of US$7,824,816 for the same period in 2023. The decrease in net loss was primarily a result of the increased net income from discontinued operations, partially offset by the increased net loss from continuing operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$3,976,927 for the nine months ended March 31, 2024, a decrease of US$4,844,644 from a comprehensive loss of US$8,821,571 for the nine months ended March 31, 2023. After deduction of non-controlling interest, the comprehensive income attributable to us was US$2,199,618 for the nine months ended March 31, 2024, compared to a comprehensive loss attributable to us in the amount of US$9,120,188 for the nine months ended March 31, 2023. The decrease of comprehensive loss was due to the decreased net loss as mentioned above and the decrease in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Overview

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Variance
	2024	2023	Amount	%
Revenue	$1,351,400	$231,513	$1,119,887	483.73%
Cost of revenue	1,159,733	220,357	939,376	426.30%
Gross profit	191,667	11,156	180,511	1,618.06%
General and administrative expenses	3,304,426	2,691,544	612,882	22.77%
Selling expenses	81,437	75,342	6,095	8.09%
Research and development expenses	31,895	58,384	(26,489)	(45.37)%
Loss from operations	(3,226,091)	(2,814,114)	(411,977)	14.64%
Loss from equity method investment	-	(14,711)	14,711	(100.00)%
Investment income from derivative financial assets	706	-	706	100.00%
Other income, net	19,095	257,596	(238,501)	(92.59)%
Amortization of debt issuance and other costs	(246,015)	(223,692)	(22,323)	9.98%
Interest expenses, net	(418,534)	(177,334)	(241,200)	136.01%
Loss before income tax provision (benefit) from continuing operations	(3,870,839)	(2,972,255)	(898,584)	30.23%
Provision (benefit) for income taxes	497,889	(33,089)	530,978	(1,604.70)%
Net loss from continuing operations	(4,368,728)	(2,939,166)	(1,429,562)	48.64%
Net income from discontinued operations	-	329,181	(329,181)	(100.00)%
Net loss	$(4,368,728)	$(2,609,985)	$(1,758,743)	67.39%
Comprehensive loss attributable to Shineco Inc.	$(3,367,327)	$(2,742,759)	$(624,568)	22.77%

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

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$142,805	10.57%	$231,513	100.00%	$(88,708)	(38.32)%
Other agricultural products	1,202,054	88.95%	-	-	1,202,054	100.00%
Healthy meal products	6,541	0.48%	-	-	6,541	100.00%
Total Amount	$1,351,400	100.00%	$231,513	100.00%	$1,119,887	483.73%

For the three months ended March 31, 2024 and 2023, revenue from sales of rapid diagnostic and other products was US$142,805 and US$231,513, respectively, representing a decrease of US$88,708, or 38.32%. The decrease was mainly due to decreased revenue from Covid-19 test reagents during the three months ended March 31, 2024. After China announced a nationwide loosening of its zero-COVID policy in December 2022, there were significant surges of COVID-19 cases in China during that time, which resulted in more demand for Covid-19 test reagents, accordingly, revenue from Covid-19 test reagents increased during the three months ended March 31, 2023, and no such revenue was generated in the same period in 2024.

For the three months ended March 31, 2024 and 2023, revenue from sales of other agricultural products was US$1,202,054 and US$ nil, respectively, representing an increase of US$1,202,054, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Wintus during the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, revenue from sales of healthy meal products was US$6,541 and US$ nil, respectively, representing an increase of US$6,541, or 100.00%. The increase was mainly due to revenue generated by our newly established subsidiary Fuzhou Meida during the three months ended March 31, 2024.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$53,878	4.65%	$218,915	99.35%	$(165,037)	(75.39)%
Other agricultural products	1,080,074	93.12%	-	-	1,080,074	100.00%
Healthy meal products	23,723	2.05%	-	-	23,723	100.00%
Business and sales related tax	2,058	0.18%	1,442	0.65%	616	42.72%
Total Amount	$1,159,733	100.00%	$220,357	100.00%	$939,376	426.30%

For the three months ended March 31, 2024 and 2023, cost of revenue from sales of rapid diagnostic and other products was US$53,878 and US$218,915, respectively, representing a decrease of US$165,037, or 75.39%. The decrease in cost of revenue from sales of rapid diagnostic and other products was more than the decrease in revenue from sales of rapid diagnostic and other products during the nine months ended March 31, 2024, which was mainly due to less sales of Covid-19 test reagents, as discussed in “—Gross Profit (Loss)” below.

For the three months ended March 31, 2024 and 2023, cost of revenue from sales of other agricultural products was US$1,080,074 and US$ nil, respectively, representing an increase of US$1,080,074, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Wintus during the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, cost of revenue from sales of healthy meal products was US$23,723 and US$ nil, respectively, representing an increase of US$23,723, or 100.00%. The increase was mainly due to cost of revenue generated by our newly established subsidiary Fuzhou Meida during the three months ended March 31, 2024.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$88,345	46.09%	$11,156	100.00%	$77,189	691.91%
Other agricultural products	120,514	62.88%	-	-	120,514	100.00%
Healthy meal products	(17,192)	(8.97)%	-	-	(17,192)	100.00%
Total Amount	$191,667	100.00%	$11,156	100.00%	$180,511	1,618.06%

Gross profit from sales of rapid diagnostic and other products increased by US$77,189, or 691.91%, for the three months ended March 31, 2024 as compared to the same period in 2023. After China announced a nationwide loosening of its zero-COVID policy in December 2022, there were significant surges of COVID-19 cases in China during that time, which resulted in higher demand for Covid-19 test reagents. However, we sold our COVID-19 test reagents at a very low profit margin due to the intense competition from our rivals, and we also tried to clear our remaining stock after the demand of COVID-19 test reagents dropped as the spread of the COVID-19 slowed down and appeared to be under control. During the nine months ended March 31, 2024, no revenue was generated from COVID-19 test reagents, and our gross margin increased significantly as we sold other products with higher margin.

Gross profit from sales of agricultural products increased by US$120,514, or 100.00%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was mainly due to gross profit contributed by our newly acquired subsidiary Wintus during the three months ended March 31, 2024.

Gross loss from sales of healthy meal products increased by US$17,192, or 100.00%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was mainly due to gross loss contributed by our newly established subsidiary Fuzhou Meida during the three months ended March 31, 2024.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,				Variance
	2024	%	2023	%	Amount	%
General and administrative expenses	$3,304,426	96.69%	$2,691,544	95.26%	$612,882	22.77%
Selling expenses	81,437	2.38%	75,342	2.67%	6,095	8.09%
Research and development expenses	31,895	0.93%	58,384	2.07%	(26,489)	(45.37)%
Total Amount	$3,417,758	100.00%	$2,825,270	100.00%	$592,488	20.97%

General and Administrative Expenses

For the three months ended March 31, 2024, our general and administrative expenses were US$3,304,426, representing an increase of US$612,882, or 22.77%, as compared to the same period in 2023. The increase was mainly due to the increased general and administrative expenses incurred by our newly acquired subsidiaries Wintus, and other newly established subsidiaries during the three months ended March 31, 2024. The increase was partially offset by the decreased professional fees in relation to the Company’s lawsuit.

Selling Expenses

For the three months ended March 31, 2024, our selling expenses was US$81,437, it remained relatively stable with a slight increase of US$6,095, or 8.09%, as compared to the same period in 2023.

Research and Development Expenses

For the three months ended March 31, 2024, our research and development expenses were US$31,895, representing a decrease of US$26,489, or 45.37%, as compared to the same period in 2023. The decrease was mainly due to decreased research and development activities towards products development, causing a decrease in cost related to materials and supplies used, as well as a decrease in staff costs during the three months ended March 31, 2024.

Other income, net

For the three months ended March 31, 2024, our net other income was US$19,095, representing a decrease of US$238,501, or 92.59%, as compared to net other income of US$257,596 in the same period in 2023. The decrease in net other income was mainly due to other income recognized on advance received from customers that were no longer required to be repaid or settled by the Company during the three months ended March 31, 2023, and no such income was recorded in the three months ended March 31, 2024. The decrease was also attributable to the decreased government subsidies received during the three months ended March 31, 2024.

Interest Expenses, Net

For the three months ended March 31, 2024, our net interest expenses were US$418,534, representing an increase of US$241,200, or 136.01%, as compared to net interest expenses of US$177,334 in the same period in 2023. The increase in net interest expenses was mainly attributable to the increased interest expenses on short-term and long-term loans incurred by our newly acquired subsidiary Wintus. The increase was also due to the decreased interest income generated from loans to third parties.

Benefit for Income Taxes

For the three months ended March 31, 2024, our provision for income taxes was US$497,889, representing an increase of US$530,978, or 1,604.70%, as compared to the same period in 2023. The increase was mainly due to the increased provision for income taxes as a result of increased valuation allowance for deferred tax assets recorded by our newly acquired subsidiary Wintus. The increase was partially offset by the increased benefit for income taxes due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use right that was revalued upon the acquisition of Biowin and Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$4,368,728 for the three months ended March 31, 2024, an increase of US$1,429,562, or 48.64%, from net loss from continuing operations of US$2,939,166 for the three months ended March 31, 2023. The increase in net loss was primarily a result of the increase in general and administrative expenses, the decrease in other income, the increase in interest expenses, and the increase in income tax provision.

Net Income from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of US$ nil and US$329,181 for the three months ended March 31, 2024 and 2023, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of loss and comprehensive loss is as follows:

	Three Months Ended March 31,
	2024	2023
Revenue	$-	$461,519
Cost of revenue	-	562,541
Gross loss	-	(101,022)
Operating expenses	-	(335,544)
Other income, net	-	94,659
Income before income tax	-	329,181
Provision for income tax benefit	-	-
Net income from discontinued operations	$-	$329,181
Income on disposal of discontinued operations	-	-
Total net income from discontinued operations	$-	$329,181

Net Loss

Our net loss was US$4,368,728 for the three months ended March 31, 2024, an increase of US$1,758,743, or 67.39%, from a net loss of US$2,609,985 for the same period in 2023. The increase in net loss was primarily a result of increased net loss from continuing operations and the decreased net income from discontinued operations as mentioned above.

Comprehensive Loss

The comprehensive loss was US$4,401,303 for the three months ended March 31, 2024, an increase of US$1,950,874 from a comprehensive loss of US$2,450,429 for the three months ended March 31, 2023. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$3,367,327 for the three months ended March 31, 2024, compared to a comprehensive loss attributable to us in the amount of US$2,742,759 for the three months ended March 31, 2023. The increase of comprehensive loss was due to the increased net loss as mentioned above and the decrease in the recorded gain of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2024 and June 30, 2023, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term and long-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of March 31, 2024, we had approximately US$13.4 million in short-term loans and US$1.7 million in long-term loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

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

For the above-mentioned convertible promissory notes issued, as of March 31, 2024, shares of the Company’s common stock totaling 1,500,396 were issued by the Company to the Investor equaling principal and interests amounted to US$9,988,359, and the Notes balance held for continuing operations was US$14,824,553, with a carrying value of US$15,076,774, net of deferred financing costs of US$252,221.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of US$9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. As of December 31, 2023, the proceeds were fully collected, and all of the Shares were issued.

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of March 31, 2024, the subscription receivable was amounted to US$178,332 which was recorded on the unaudited condensed consolidated balance sheet, and the proceeds is expected to be fully collected by June 30, 2024.

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of US$1.2 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.0 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of March 31, 2024, and no share has been issued as of the date of this report.

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

Working Capital

The following table provides the information about our working capital at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023

Current Assets	$22,448,489	$40,923,743
Current Liabilities	43,374,435	23,346,151
Working Capital	$(20,925,946)	$17,577,592

The working capital decreased by US$38,503,538, or 219.0%, as of March 31, 2024 from June 30, 2023, primarily as a result of a decrease in current assets held for discontinued operations, an increase in short-term loans, an increase in contract liabilities, an increase in accounts payable, an increase in other payables and accrued expenses, and an increase in due to related parties, partially offset by an increase in accounts receivable and advances to supplies and a decrease in current liabilities held for discontinued operations.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

On November 26, 2021, the Company filed a complaint in the Supreme Court of the State of New York, New York County against Lei Zhang and Yan Li, as defendants, and Transhare Corporation, as a nominal defendant, asserting that defendants had not paid for certain restricted shares of the Company’s common stock pursuant to stock purchase agreements they executed with the Company. In December, defendants filed an answer and counterclaim against the Company, which they amended on January 27, 2022 after the Company moved to dismiss their counterclaims. They brought claims for, among others, breach of contract, breach of the covenant of good faith and fair dealing, and fraud, asserting that the Company made false and materially misleading statements, specifically regarding the sale of such shares to Lei Zhang and Yan Li and the removal of their restrictive legends. Defendants are seeking money damages of at least US$9 million, punitive damages of US$10 million, plus interest, costs, and fees. In April 2022, the Court granted the Company’s motion for a preliminary injunction to restrain the Company’s transfer agent from removing the restrictive legends on the shares, provided that the Company posts a bond, which the Company declined to do. On June 13, 2022, the restriction imposed on the shares were lifted.

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

As of March 31, 2024 and June 30, 2023, we had no other material capital commitments or contingent liabilities.

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

Cash Flows

The following table provides detailed information about our net cash flows for the nine months ended March 31, 2024 and 2023:

	Nine months ended March 31,
	2024	2023

Net cash used in operating activities	$(3,062,020)	$(2,853,387)
Net cash provided by (used in) investing activities	(13,939,717)	1,013,586
Net cash provided by financing activities	3,184,948	2,421,005
Effect of exchange rate changes on cash and cash equivalents	215,513	(351,260)
Net increase (decrease) in cash and cash equivalents	(13,601,276)	229,944
Cash and cash equivalents, beginning of the period	14,166,759	15,165,231
Cash and cash equivalents, end of the period	$565,483	$15,395,175
Less: cash of discontinued operations - ended of the period	-	(14,556,701)
Cash of continuing operations - ended of the period	$565,483	$838,474

Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2024 was approximately US$3.1 million, consisting of net loss from continuing operations of US$12.9 million, depreciation and amortization expenses of US$3.7 million, allowance for credit losses and doubtful accounts of US$1.6 million, forgiveness of subscription receivable of US$3.0 million, common stock issued for management and employees of US$0.5 million, amortization of debt issuance and other costs of US$0.6 million, accrued interest expense for convertible notes of US$0.7 million, and net changes in our operating assets and liabilities, which mainly included a decrease in accounts receivable of US$6.8 million, a decrease in inventories of US$0.7 million and an increase in contract liabilities of US$6.2 million, partially offset by the increase in advances to suppliers of US$9.9 million and decrease in accounts payable of US$4.0 million.

Net cash used in operating activities during the nine months ended March 31, 2023 was approximately US$2.9 million, consisting of net loss from continuing operations of US$6.9 million, allowance for credit losses of US$1.9 million, common stock issued for management and employees of US$1.0 million, accrued interest expense for convertible notes of US$0.7 million, and amortization of debt issuance and other costs of US$0.6 million.

Investing Activities

For the nine months ended March 31, 2024, net cash used in investing activities was US$13.9 million, primarily due to disposal of Tenet-Jove of US$13.9 million and payment made for loans to third parties of US$1.5 million, partially offset by the proceeds of business acquisition of Wintus of US$1.0 million.

For the nine months ended March 31, 2023, net cash provided by investing activities was US$1.0 million, primarily due to repayment from loans to third parties of US$10.9 million, acquisition of subsidiaries, net of cash of US$0.6 million, and net cash provided by investing activities from discontinued operation of US$0.5 million, partially offset by prepayment for business acquisition of US$9.0 million, as well as payment made for loans to third parties of US$2.0 million.

Financing Activities

For the nine months ended March 31, 2024, net cash provided by financing activities amounted to approximately US$3.2 million, due to proceeds from issuance of common stock of US$2.0 million, proceeds from short-term loans of US$15.4 million, and repayment of advances from related parties of US$0.6 million, partially offset by the repayment of short-term loans of US$15.1 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2024. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company except as set forth below :

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

SHINECO, INC.

Dated: May 15, 2024	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

