Form 10-K
period 2024-06-30
SHINECO, INC.
filed 2024-09-30
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-37776

SHINECO, INC.
(Exact name of issuer as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Room 1707, Block D, Modern City SOHO,
No. 88, Jianguo Road, Chaoyang District,
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

As of September 30, 2024, the registrant had 33,817,606 shares of common stock issued and outstanding.

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

On February 1, 2024, the Company’s stockholders approved a 1-for-10 reverse stock split of the shares (the “Reverse Stock Split”) of the Company’s common stock, with a par value of $0.001 per share, which became effective on February 16, 2024. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of the stockholders. Unless otherwise indicated, all share amounts and per share amounts in this annual report have been presented to give effect to the 1-for-10 reverse stock split of the shares of the Company’s common stock.

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

General Overview

Shineco, Inc. is a holding company incorporated in Delaware. As a holding company with no material operations of our own, we conduct our operations through our subsidiaries and in the two years ended June 30, 2023 and 2024, through the VIEs and subsidiaries. Our shares of common stock currently listed on the Nasdaq Capital Markets are shares of our Delaware holding company. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

Current Business

On December 30, 2022, Shineco Life Science Group Hong Kong Co., Limited (“Shineco Life”), a company established under the laws of Hong Kong and a wholly owned subsidiary of the Company, closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Shineco Life. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin. According to a supplementary agreement, dated as of December 30, 2022, by and among Shineco Life, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove Shares”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove (“Tenet-Jove Disposal Group”) and thereby terminated its VIE Structure.

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into a new business segment of producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. Meanwhile, our newly established subsidiary, Fuzhou Meida Health Management Co., Ltd. (“Fuzhou Meida”), recently opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of June 30, 2024, the Company, through its subsidiaries, operates the following main business segments:

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

Tenet-Jove Disposal Group conducts three other business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng Agricultural Produce Services, Ltd (“Qingdao Zhihesheng”) and Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”). Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through the Zhisheng VIE, Yantai Zhisheng International Freight Forwarding Co., Ltd (“Zhisheng Freight”). These three business segments were reclassified as discontinued operations. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the audited condensed consolidated balance sheets as of June 30, 2024 and June 30, 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the audited condensed consolidated statements of income and comprehensive income for the fiscal years ended June 30, 2024 and 2023.

On July 9, 2024, the Company’s subsidiary, Fuzhou Meidashan Biotechnology Co., Ltd (“Fuzhou Meidashan”)  entered into distribution agreements (the “Distribution Agreements”) with four distributors, Harbin Liaotongtang Chinese Medicine and Health Research Institute, Three Minutes (Zhejiang) Information Service Co., Hangzhou Misimao Science and Technology Co., Ltd., and Wu Qiang (each, the “Distributor” and collectively, the “Distributors”), respectively. Pursuant to the Distribution Agreements, Harbin Liaotongtang Chinese Medicine and Health Research Institute, Three Minutes (Zhejiang) Information Service Co., Hangzhou Misimao Science and Technology Co., Ltd., and Wu Qiang agreed to distribute Fuzhou Meidashan’s water-soluble phospholipid concentrate health food beverage (the “Food Beverage”) with an annual projected goal of approximately $1,374,420, $1,209,490, $7,256,934 and $2,418,980, respectively, in sales on a “best-effort” basis, for a term of three years. The price of the Food Beverage is set by the Company. Under the terms of the Distribution Agreements, the Distributors shall sell the Food Beverage in the directly-operated stores and franchises owned by such Distributors, and not through any other channels, including e-commerce platforms, without prior authorization from the Company.

Discontinued Business

Prior to the Acquisition, we conducted a majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, through the VIEs, which were then terminated in September 2023, following the Acquisition. We did not have any equity ownership of the VIEs, instead we received the economic benefits of the VIEs’ business operations through certain contractual arrangements. We used our subsidiaries and the VIEs’ vertically and horizontally integrated production, distribution, and sales channels to provide plant-based health and well-being focused products. The health and well-being focused plant-based products previously sold by the Company are divided into the following three major segments:

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity Group to Guangyuan’s Shareholders in exchange for Guangyuan Shareholders entering into VIE agreements with Tenet-Jove, which composed of one group of similar identifiable assets; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity Group and the Ankang Longevity Group Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity Group and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing the Restructuring Agreement, the Company and the shareholders of Ankang Longevity Group and Guangyuan actively carried out the transferring of rights and interests in Ankang Longevity Group and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021. The management determined that July 5, 2021 was the disposal date of Ankang Longevity Group.

Processing and distributing green and organic agricultural produce as well as growing and cultivating yew trees (taxus media) - We cultivated and sold yew mainly to group and corporate customers, but did not process yew into Chinese or Western medicines. This segment was conducted through the following VIEs: Qingdao Zhihesheng. Meanwhile, we planted fast-growing bamboo willows and scenic greening trees through Guangyuan. The operations of this segment were located in the North regions of Mainland China, mostly carried out in Shanxi Province.

Providing domestic air and overland freight forwarding services - We provided domestic air and overland freight forwarding services by outsourcing these services to a third party. This segment was conducted through the Zhisheng VIE, Zhisheng Freight.

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

Contractual Arrangements with Each VIE

Shineco conducted its business through a combination of contractual arrangements with PRC operating companies and equity ownership of PRC subsidiaries. The contractual arrangements with respect to the VIEs were not equivalent to an equity ownership in the business of the VIEs but were used to replicate foreign investments in China-based companies where Chinese law prohibit or limit direct foreign investment in Chinese companies belonging to certain categories. Where Shineco operated its business through such contractual relationships, it was subject to risks related to such operation. As of June 30, 2024, any references to control or benefits that accrued to Shineco because of the VIEs are limited to, and subject to conditions we have satisfied for consolidation of the VIEs under U.S. GAAP. As of June 30, 2024, the VIEs are consolidated for accounting purposes but none of them is an entity in which Shineco owned equity. Shineco did not conduct any active operations and was the primary beneficiary of the VIEs for accounting purposes. Our shareholders did not own any equity in any of Shineco’s subsidiaries or the VIEs.

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

The following is a summary of the common contractual arrangements that enabled us to receive substantially all of the economic benefits from the four VIEs’ operations for accounting purposes under U.S. GAAP in the years ended June 30, 2023 and 2024.

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

Summary of challenges and risks involved in the VIE Arrangements and enforcing the VIE Agreements

Prior to the Acquisition and the termination of the VIE structure, Shineco was also subject to the legal and operational risks associated with being based in and having the majority of its operations in China and operating through VIEs. These risks could result in material changes in operations, or a complete hindrance of Shineco’s ability to offer or continue to offer its securities to investors, and could cause the value of Shineco’s securities to significantly decline or become worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. On July 10, 2021, the PRC State Internet Information Office issued the Measures of Cybersecurity Review, which requires cyberspace companies with personal information of more than one (1) million users that want to list their securities on a non-Chinese stock exchange to file a cybersecurity review with the Office of Cybersecurity Review of China. On December 28, 2021, a total of thirteen governmental departments of the PRC, including the Cyberspace Administration of China (the “CAC”), issued the Measures of Cybersecurity Review, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that an online platform operator, which possesses personal information of at least one million users, must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. Because our previous operations doid not possess personal information from more than one million users at this moment, Shineco did not believe that it is subject to the cybersecurity review by the CAC.

As of June 30, 2024, neither the Measures of Cybersecurity Review nor the anti-monopoly regulatory actions had impacted Shineco’s ability to conduct its business, accept foreign investments, or continue its listing on Nasdaq or on another non-Chinese stock exchange; however, there are uncertainties in the interpretation and enforcement of these new laws and guidelines, which could materially and adversely impact the Company’s overall business and financial outlook. In summary, as of June 30, 2024, the recent statements and regulatory actions by China’s government related to the use of variable interest entities and data security or antimonopoly concerns had not affected the Company’s ability to conduct its business, accept foreign investments, or list on a U.S. or other foreign exchange. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on Shineco’s daily business operation, the ability to accept foreign investments and list on a U.S. or non-Chinese exchange. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that would require Shineco or any of its subsidiaries to obtain regulatory approval from Chinese authorities before listing in the U.S.

Prior to the Acquisition and the termination of the VIE structure, because Shineco did not hold equity interests in the VIEs, we were subject to risks due to the uncertainty of the interpretation and application of the PRC laws and regulations, including but not limited to regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the contractual arrangement with the VIEs. We were also subject to the risks of the uncertainty that the PRC government could disallow the VIE structure, which could have likely resulted in a material change in our operations, or a complete hindrance of our ability to offer or continue to offer our securities to investors, and the value of our shares of common stock may had depreciated significantly. The arrangements of VIE Agreements are less effective than direct ownership due to the inherent risks of the VIE structure and that Shineco could have had difficulty in enforcing any rights it had under the VIE agreements with the VIEs, its founders and shareholders in the PRC because all of the VIE agreements are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, where the legal environment is uncertain and not as developed as in the United States, and where the Chinese government has significant oversight and discretion over the conduct of Shineco’s business and may intervene or influence Shineco’s operations at any time with little advance notice, which could result in a material change in our operations and/or the value of your common stock. In addition, the contractual agreements with the VIEs have not been tested in court in China and this structure involves unique risks to investors. Furthermore, these VIE agreements may not be enforceable in China if the PRC authorities or courts take a view that such VIE agreements contravene with the PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we were unable to enforce these VIE Agreements, Shineco would have not been able to derive economic benefits from the VIEs and Shineco’s ability to conduct its business could have been materially and adversely affected. As of June 30, 2024, any references to economic benefits that accrued to Shineco because of the VIEs are limited to, and subject to conditions we had satisfied for consolidation of the VIEs under U.S. GAAP. The VIEs are consolidated for accounting purposes but none of them is an entity in which Shinceco owned equity. Shineco did not conduct any active operations and was the primary beneficiary of the VIEs for accounting purposes. See “Risk Factors — Risks Associated With Doing Business in China” and “Risk Factors — Risks Relating to Investment in Our Common Stock” for more information.

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

As of June 30, 2024, Shineco’s operating subsidiaries and the VIEs received substantially all of the Company’s revenue in RMB. Under our previous corporate structure of mixed ownership and VIE arrangement, the WFOE had paid some of Shineco’s expenses and Shineco had from time to time transferred cash to WFOE to fund WFOE and other subsidiaries’ or VIEs’ operations. For the year ended June 30, 2024, Shineco did not transfer any cash to WFOE and WFOE did not pay any expense on behalf of Shineco. For the year ended June 30, 2023, Shineco transferred cash in the total amount of $200,000 to WFOE and WFOE paid expense of approximately $23,746 on behalf of Shineco. The assets transfer was for business operation purposes. There was no distribution of earnings by the PRC operating subsidiaries to Shineco during the years ended June 30, 2024 and 2023, respectively.

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

Intellectual Property

Trademarks

Tenet-Jove, Biowin and Wintus had obtained 18, 5 and 22 trademark registrations at the China Trademark Office, respectively. As of June 30, 2024, we are not aware of any valid claim or challenges to our right to use the registered trademarks or any counterfeit or other infringement to the registered trademarks.

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

Shineco, Inc.
尚高生命科学集团香港有限公司
Shineco Life Science Group Co., Ltd. Hong Kong
100% owned sub
北京尚高崇时信息资讯有限公司
Beijing Shineco Chongshi Information Consulting Co., Ltd.
100% owned sub
尚高生命科学研究有限公司
Shineco Life Science Research Co., Ltd.
71.42% owned sub
梦幻合伙人有限公司
Dream Partner Limited
51% owned sub
福州美达健康管理有限公司
Fuzhou Meida Health Management Co., Ltd.
51% owned sub
尚康生命科技（江苏）有限公司
Shinkang Technology (Jiangsu) Co., Ltd.
51% owned sub
常州博闻迪医药股份有限公司
Changzhou Biowin Pharmaceutical Co., Ltd.
100% owned sub
安盈環球有限公司
Link Profit Worldwide Limited
100% owned sub
重庆锐帆商贸有限公司
Chongqing Ruifan Trading Co., Ltd.
100% owned sub
重庆宏美达欣兴实业（集团）有限公司
Chongqing Wintus (New Star) Enterprises Group.
重庆宏美达欣兴实业（集团）有限公司梁平分公司
Chongqing Wintus (New Star) Enterprises Group Liangping Branch
100% owned sub
重庆市梁平区宏美达纺织有限公司
CHONG QING Liangping Wintus Textiles Ltd.
54% owned sub
重庆鸿盛茧丝绸有限公司
Chongqing Hongsheng Cocoon Silk Co., Ltd.
100% owned sub
重庆嘉萱进出口贸易有限公司
Chongqing Jiaxuan Import & Export Ltd.
51% owned sub
重庆尚奕辉生物科技有限公司
Chongqing Shangyihui Biotechnology Co., Ltd.
100% owned sub
武隆宏美达丝绸有限公司
Wulong County Hongmeida Silk Co., Ltd.

Employees

As of June 30, 2024, we employed a total of 119 full-time and no part-time employees.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

The Company plans to hire additional employees as required. Its management and employees enjoy both compensation and welfare benefits pursuant to Chinese laws. We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. In fiscal years 2024 and 2023, we contributed approximately $229,355 and $200,875, respectively, to employee social insurance. The effect on our liquidity by the payments for these contributions is immaterial. We believe that we are in material compliance with the relevant PRC employment laws.

Relevant PRC Regulations

Permissions from the PRC Authorities to Issue Our Common Stock to Foreign Investors

As of June 30, 2024, Shineco and our subsidiaries, (1) were not required to obtain any permission from any PRC authorities to offer, sell or issue our common stock to non-Chinese investors, (2) were not covered by the permission requirements from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”), or any other regulatory agency that is required to approve of our subsidiaries’ operations, and (3) had not received nor been denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the July 6, 2021 Opinions, which were made available to the public on July 6, 2021. The July 6, 2021 Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain whether and when we or any of our subsidiaries, will be required to obtain any permission from the PRC government to list or continue listing on a U.S. stock exchange in the future, and even when we obtain such permission, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC, CAC or other PRC governmental authorities required for overseas listings.

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

Our auditor, an independent registered public accounting firm, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor Assensture PAC is headquartered in Singapore, and is subject to inspection by the PCAOB on a regular basis. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation on or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets.

SUMMARY CONSOLIDATED FINANCIAL DATA

The following historical statements of operations and statements of cash flows for the fiscal years ended June 30, 2024 and June 30, 2023, and balance sheet data as of June 30, 2024 and June 30, 2023, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future.

Selected Condensed Consolidated Statements of Loss and Comprehensive Loss

	For the Year Ended June 30, 2024
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Revenue	$-	$9,801,856	$-	$-	$-	$9,801,856
Revenues from discontinued operations	$-	$-	$4,439	$-	$-	$4,439
Cost of revenue	$-	$8,919,688	$-	$-	$-	$8,919,688
Cost of revenue from discontinued operations	$-	$-	$4,183	$-	$-	$4,183
Share of loss from subsidiaries	$(21,458,529)	$-	$-	$-	$21,458,529	$-
Net income (loss) from discontinued operations	$8,904,702	$-	$(109,881)	$60,426	$-	$8,855,247
Net income (loss) attributable to Shineco, Inc.	$(22,509,443)	$(21,349,443)	$(109,086)	$60,426	$21,458,529	$(22,449,017)
Comprehensive income (loss) attributable to Shineco, Inc.	$(22,509,443)	$(21,344,601)	$(109,086)	$60,426	$21,458,529	$(22,444,175)

	For the Year Ended June 30, 2023
	Shineco, Inc. (U.S.)		Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Revenue		$-	$550,476	$-	$-	$-	$550,476
Revenues from discontinued operations		$-	$-	$43,431	$2,448,508	$-	$2,491,939
Cost of revenue		$-	$424,291	$-	$-	$-	$424,291
Cost of revenue from discontinued operations	$		$-	$2,638	$3,042,798	$-	$3,045,436
Share of loss from subsidiaries		$(5,590,602)	$-	$-	$-	$5,590,602	$-
Net income (loss) from discontinued operations		$-	$-	$(3,760,652)	$515,789	$-	$(3,244,863)
Net income (loss) attributable to Shineco, Inc.		$(13,879,188)	$(1,838,318)	$(3,752,284)	$515,789	$5,590,602	$(13,363,399)
Comprehensive income (loss) attributable to Shineco, Inc.		$(13,879,188)	$2,974,394	$(9,249,594)	$(1,691,238)	$5,590,602	$(16,255,024)

Selected Condensed Consolidated Balance Sheets

	As of June 30, 2024
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Cash and cash equivalents	$45,539	$320,601	$-	$-	$-	$366,140
Service fee receivable due from VIE and VIE’s subsidiaries	$-	$-	$-	$-	$-	$-
Intercompany receivable	$58,661,000	$-	$-	$-	$(58,661,000)	$-
Current assets held for discontinued operations	$-	$-	$-	$-	$-	$-
Total current assets	$58,706,539	$20,858,422	$-	$-	$(58,661,000)	$20,903,961
Investments in subsidiaries	$(4,233,354)	$-	$-	$-	$4,233,354	$-
Non-current assets held for discontinued operations	$-	$-	$-	$-	$-	$-
Total non-current assets	$(4,233,354)	$63,275,418	$-	$-	$4,233,354	$63,275,418
Total Assets	$54,473,185	$84,133,840	$-	$-	$(54,427,646)	$84,179,379
Service fee payable due to WFOE	$-	$-	$-	$-	$-	$-
Intercompany payable	$-	$58,661,000	$-	$-	$(58,661,000)	$-
Total liabilities held for discontinued operations	$-	$-	$-	$-	$-	$-
Total Liabilities	$16,454,489	$89,808,195	$-	$-	$(58,661,000)	$47,601,684
Total Shareholders’ Equity (Deficit)	$38,018,696	$(16,251,117)	$-	$-	$4,233,354	$26,000,933
Non-controlling interest	$-	$10,576,762	$-	$-	$-	$10,576,762
Total Equity (Deficit)	$38,018,696	$(5,674,355)	$-	$-	$4,233,354	$36,577,695
Total Liabilities and Equity (Deficit)	$54,473,185	$84,133,840	$-	$-	$(54,427,646)	$84,179,379

	As of June 30, 2023
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Cash and cash equivalents	$45,539	$580,427	$-	$-	$-	$625,966
Service fee receivable due from VIE and VIE’s subsidiaries	$-	$-	$37,085,179	$-	$(37,085,179)	$-
Intercompany receivable	$44,177,210	$-	$1,368,690	$-	$(45,545,900)	$-
Current assets held for discontinued operations	$-	$-	$43,030,297	$32,532,618	$(38,453,869)	$37,109,046
Total current assets	$46,272,162	$1,719,745	$43,030,297	$32,532,618	$(82,631,079)	$40,923,743
Investments in subsidiaries	$17,225,175	$-	$-	$-	$(17,225,175)	$-
Non-current assets held for discontinued operations	$-	$-	$81,816	$2,493,882	$-	$2,575,698
Total non-current assets	$17,225,175	$19,969,698	$81,816	$2,493,882	$(17,225,175)	$22,545,396
Total Assets	$63,497,337	$21,689,443	$43,112,113	$35,026,500	$(99,856,254)	$63,469,139
Service fee payable due to WFOE	$-	$-	$-	$37,085,179	$(37,085,179)	$-
Intercompany payable	$-	$15,631,584	$24,916,426	$4,997,890	$(45,545,900)	$-
Total liabilities held for discontinued operations	$-	$-	$25,762,654	$48,035,508	$(66,999,495)	$6,798,667
Total Liabilities	$16,498,932	$18,950,078	$25,762,654	$48,035,508	$(82,631,079)	$26,616,093
Total Shareholders’ Equity (Deficit)	$46,998,405	$2,739,365	$13,058,311	$(13,009,008)	$(17,225,175)	$32,561,898
Non-controlling interest	$-	$-	$4,291,148	$-	$-	$4,291,148
Total Equity (Deficit)	$46,998,405	$2,739,365	$17,349,459	$(13,009,008)	$(17,225,175)	$36,853,046
Total Liabilities and Equity (Deficit)	$63,497,337	$21,689,443	$43,112,113	$35,026,500	$(99,856,254)	$63,469,139

Selected Condensed Consolidated Statements of Cash Flows

	For the Year Ended June 30, 2024
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Net cash used in operating activities from continuing operations	$(2,419,393)	$(1,348,447)	$-	$-	$-	$(3,767,840)
Net cash provided by (used in) operating activities from discontinued operations	$-	$-	$(275,535)	$113,124	$-	$(162,411)
Net cash used in investing activities from continuing operations	$(15,759,736)	$(7,140,172)	$-	$-	$1,919,984	$-20,979,924
Net cash provided by financing activities from continuing operations	$2,369,393	$10,260,545	$-	$-	$(1,919,984)	$10,709,954
Net cash provided by financing activities from discontinued operations	$-	$-	$293,592	$-	$-	$293,592

	For the Year Ended June 30, 2023
	Shineco, Inc. (U.S.)	Subsidiaries (Hong Kong & PRC)	WFOE and WFOE’s Subsidiaries (PRC)	VIE and VIE’s Subsidiaries (PRC)	Eliminations	Consolidated Total
Net cash used in operating activities from continuing operations	$(2,390,511)	$(2,488,339)	$-	$-	$357,506	$(4,521,344)
Net cash provided by (used in) operating activities from discontinued operations	$-	$-	$(954,674)	$442,930	$(357,506)	$(869,250)
Net cash provided by (used in) investing activities from continuing operations	$(3,184,315)	$603,133	$-	$-	$3,099,444	$518,262
Net cash provided by investing activities from discontinued operations	$-	$-	$217,106	$-	$298,106	$515,212
Net cash provided by financing activities from continuing operations	$4,769,777	$3,486,724	$-	$-	$(3,782,769)	$4,473,732
Net cash provided by (used in) financing activities from discontinued operations	$-	$-	$(429,291)	$51,708	$385,219	$7,636

Roll-Forward of Investment in Subsidiaries

Balance, June 30, 2022	$22,815,777
Share of loss from subsidiaries	(5,590,602)
Balance, June 30, 2023	$17,225,175
Share of loss from subsidiaries	(21,458,529)
Balance, June 30, 2024	$(4,233,354)

Item 1a.	Risk Factors

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

Wintus operates in a regulated industry in China which subjects its operations to regulatory and political risks

Wintus presently holds a number of permits and licenses in China to operate its business operations, including a food business license. The group may be subject to additional licensing requirements for its business operations due to changing regulatory policies or the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities.

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

Because the period of land usage is quite long, can be renewed, enables its users to transfer, lease, or mortgage the land usage right, or use it for other economic activities, and the lawful rights and interests are protected by the laws of the State, in common practice, we consider or refer to the right of land usage below for certain properties as an asset “owned” by the company. None of our properties are encumbered by debt, and we are not aware of any environmental concerns or limitations on the use of our properties for the purposes we currently use them or intend to use them in the future. Following is a list of our properties as of June 30, 2024, all of which we leased or for which we had land use rights:

Property Description	Address	Rental/ownership Term	Space
Office—leased out to an unrelated third party—Beijing Shineco Chongshi Information Consulting Co., Ltd serves as the lessor.	Room B-3106, Jianwai SOHO, 39 East Middle Third Ring Road, Chaoyang District, Beijing	Company owns the property right	280 square meters

Office— Fuzhou Meida Health Management Co., Ltd.	Room 1209-1210, Shuitou Road, Jinan District, Fuzhou city	1 years (June 21, 2023- June 20, 2024)	80 square meters

Office Factory and WareHouse-Changzhou Biowin Pharmaceutical Co., Ltd.	Room 3-3, Jiazhou Technological port, Changzhou city	7.5 years (December 1, 2017- May 30, 2025)	2,000 square meters

Office— Shineco, Inc (General office); Shineco Life Science Research Co., Ltd.	Room 2302, T1, Jiazhaoye Square, Chaoyang District, Beijing	2 years (July 1, 2023- June 30, 2025)	273.30 square meter

Office-Chongqing Wintus (New Star) Enterprises Group.	Room T2-2801, Guojin Center qingyun road Jiangbei District, Chongqing	Company owns the property right	367.41 square meters

Factory-CHONG QING Liangping Wintus Textiles Ltd.	No.9 Zizhu road industrial park Liangpin District, Chongqing	Company owns the property right	22,380 square meters

Wulong County Hongmeida Silk Co., Ltd.	Room No.3 Jianshe Road Wulong District, Chongqing	5 years (January1, 2020- December 31, 2024)	70 square meters

Item 3.	Legal Proceedings

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

The Company participated in a formal mediation with the defendants Lei Zhang and Yan Li on September 18, 2023. As a result of the mediation, the parties were able to reach a settlement agreement in December 2023. The parties executed a Settlement Agreement on December 21, 2023, and the claims by each side were formally dismissed by the court on December 22, 2023. The subscription receivable amounted to US$3,024,000 was waived by the Company during the fiscal year ended June 30, 2024, and the Company will not retrieve the shares that were issued to the defendants.

Item 4.	Mine Safety Disclosures

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On September 27, 2016, we completed an initial public offering of 171,319 shares of common stock at a $45.00 offering price (giving effect to the 1-for-10 reverse stock split of the shares of our common stock effective on February 16, 2024). Our common stock started trading on the NASDAQ Capital Market under the symbol of “TYHT” on September 28, 2016, which later changed to “SISI”, our current common stock trading symbol. Based on the records of our transfer agent, we had 33,817,606 shares of common stock issued and outstanding as of September 30, 2024.

Holders

As of September 30, 2024 there were 193 registered holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of June 30, 2024, the Company had adopted the following compensation plans:

2022 Equity Incentive Plan

On July 21, 2022, our shareholders approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), under which an aggregate of 150,000 of our shares of Common Stock or options to purchase shares of Common Stock may be issued, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

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

Awards.

A maximum of 150,000 shares of the Company’s Common Stock, par value $0.001 per share shall be subject to the 2022 Equity Incentive Plan. The shares of Common Stock subject to the 2022 Equity Incentive Plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

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

2023 Equity Incentive Plan

On June 28, 2023, our shareholders approved the adoption of the Company’s 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), under which an aggregate of 400,000 of our shares of Common Stock or options to purchase shares of Common Stock may be issued, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

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

Awards.

A maximum of 400,000 shares of the Company’s Common Stock, par value $0.001 per share shall be subject to the 2023 Equity Incentive Plan. The shares of Common Stock subject to the 2023 Equity Incentive Plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

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

2024 Equity Incentive Plan

On February 1, 2024, our shareholders approved the adoption of the Company’s 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), under which an aggregate of 1,000,000 of our shares of Common Stock or options to purchase shares of Common Stock may be issued, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

Administration.

Authority to administer and manage the 2024 Equity Incentive Plan shall be vested in the Board of the Company or by the compensation committee set up for such purpose (the “Committee”). The Committee shall consist of two or more directors who are (i) “Independent Directors” (as such term is defined under the rules of the NASDAQ Stock Market) and (ii) “Non-Employee Directors” (as such term is defined in Rule 16b-3), which shall serve at the pleasure of the Board. The Board or the Committee administering the 2024 Equity Incentive Plan (the “Administrator”) shall have full power and authority to designate recipients of options and restricted stock, and to determine the terms and conditions of the respective option and restricted stock agreements (which need not be identical) and to interpret the provisions and supervise the administration of the 2024 Equity Incentive Plan.

Eligibility.

The persons eligible for participation in the 2024 Equity Incentive Plan as recipients of options or restricted stock shall include directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary; provided that incentive options may only be granted to employees of the Company and any subsidiary.

Awards.

A maximum of 1,000,000 shares of the Company’s Common Stock, par value $0.001 per share shall be subject to the 2024 Equity Incentive Plan. The shares of Common Stock subject to the 2024 Equity Incentive Plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of Common Stock shall be and is hereby reserved for such purpose.

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

Recent Sales of Unregistered Securities

On January 27, 2021, the Company issued 36,445 shares of common stock to three investors at a price of US$30.00 per share. The Company received net proceeds of US$1,093,355.

On April 10, 2021, the Company issued 387,219 shares of common stock to selected investors at a price of US$32.00 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was outstanding as of June 30, 2022.

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022, to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3,000,000, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company used the proceeds for general working capital purposes. The Company received principal in full from the Investor. On September 7, 2022, the Company signed an extension amendment (the “First June Note Amendment”) with the Investor to extend the maturity date of this note to June 17, 2023, resulting in an increase of the principal amount to $3,500,528.40. Thereafter, the Company signed a second extension amendment (the “Second June Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date thereof to June 17, 2024, thereby increasing the principal amount to $3,929,497.72. On June 11, 2024, the Company signed a third extension amendment (the “Third June Note Amendment”) with the Investor to extend the maturity date to June 17, 2025. As of June 30, 2024, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the Notes balance was US$4,194,841, with a carrying value of US$4,354,527, net of deferred financing costs of US$159,686 was recorded in the accompanying consolidated balance sheets as of June 30, 2024. Copies of the First June Note Amendment, the Second June Note Amendment and the Third June Note Amendment have been filed with this report as Exhibits 4.5, 4.7 and 4.10, respectively, and are incorporated by reference herein.

On August 19, 2021, the Company entered into another securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022, to the same Investor. The note has the original principal amount of US$10,520,000.00 and Investor gave consideration of US$10 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment (the “First August Note Amendment”) with the Investor to extend the maturity date of this note to August 23, 2023, thereby increasing the principal amount to $11,053,443.50. Thereafter, the Company signed a second extension amendment (the “Second August Note Amendment”) dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to $11,878,240.57. On June 11, 2024, the Company signed a third extension amendment (the “Third August Note Amendment”) with the Investor to extend the maturity date to August 23, 2025. As of June 30, 2024, shares of the Company’s common stock totaling 2,097,321 were issued by the Company to the Investor, equaling principal and interests amounted to US$3,815,722 and cash totaling US$650,000 was repaid to the Investor. The Notes balance was US$8,937,173, with a carrying value of US$9,427,085, net of deferred financing costs of US$489,912 was recorded in the accompanying consolidated balance sheets as of June 30, 2024. Copies of the First August Note Amendment, the Second August Note Amendment and the Third August Note Amendment have been filed with this report as Exhibits 4.4, 4.6 and 4.11, respectively, and are incorporated by reference herein.

On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors, pursuant to which the Company agreed to sell, and the investors agreed to purchase, severally and not jointly, an aggregate of 235,450 shares of common stock of the Company at a price of $ 21.20 per share in exchange for gross proceeds of $4,991,540.

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

On October 21, 2022, Shineco Life entered into a stock purchase agreement (the “Agreement”) with Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), and Biowin, a company established under the laws of China (“Target”), pursuant to which Shineco Life acquired 51% of the issued equity interests of Target from Seller. As consideration for the acquisition of the Target, the Company issued 326,000 shares of the Company’s common stock to the equity holders of Seller or any persons designated by Seller.

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. As of March 31, 2024, the subscription receivable amounted to US$178,332, which was recorded on the consolidated balance sheet, and the proceeds were fully collected on June 30, 2024.

On January 12, 2023, the Board of the Company approved the issuance of 1,000 shares of the Company’s common stock to the Company’s service provider as the compensation for service provided, with a value of US$30,000 based on share price of US$30.00. All of the shares were issued on January 12, 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 113,717 shares of common stock of the Company (the “Shares”) at a price of US$10.50 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of US$1,200,000 from the Buyer, and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 400,000 shares of common stock of the Company (the “Shares”) at a price of US$5.00 per share. The transaction contemplated by the agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of US$2,000,000 from the Investors, and all of the Shares were issued on June 22, 2023.

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of US$1.20 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.00 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of June 30, 2024, and no shares have been issued as of the date of this annual report.

On June 20, 2024, the Company entered into a securities purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,400,000 shares of common stock of the Company (the “Shares”) at an offering price of US$5.00 per share (the “Offering”). Each Purchaser has represented that he or she is not a resident of the United States and is not a “U.S. person” as defined in Rule 902(k) of Regulation S under the Securities Act and is not acquiring the Shares for the account or benefit of any U.S. person. The Company has received gross proceeds of US$7.0 million from the Purchasers, and all of the Shares were issued on July 8, 2024.

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

On December 30, 2022, Shineco Life Science Group Hong Kong Co., Limited (“Shineco Life”), a company established under the laws of Hong Kong and a wholly owned subsidiary of the Company, closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Shineco Life. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin. According to a supplementary agreement, dated as of December 30, 2022, by and among Shineco Life, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove Shares”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove (“Tenet-Jove Disposal Group”) and thereby terminated its VIE Structure.

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our newly acquired subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into a new business segment of producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. Meanwhile, our newly established subsidiary, Fuzhou Meida, opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of June 30, 2024, the Company, through its subsidiaries, operates the following main business segments:

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

Producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as fresh fruits (“Other agricultural products”): – This segment is conducted through Wintus, which specializes in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit. The operations of this segment are located in Chongqing, China. Its products are sold not only in China, but also overseas countries such as United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, Cambodia), among other countries and regions. In addition to silk products, Wintus also engages in fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

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

Tenet-Jove Disposal Group conducts three other business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luoboma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were reclassified as discontinued operations. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of June 30, 2024 and 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the fiscal years ended June 30, 2024 and 2023.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the redemption of the notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2025. As of June 30, 2024, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the notes balance was US$4,194,841, with a carrying value of US$4,354,527, net of deferred financing costs of US$159,686 was recorded in the accompanying consolidated balance sheets as of June 30, 2024.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of June 30, 2024, the Notes was fully converted and shares of the Company’s common stock totaling 194,677 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2025. As of June 30, 2024, shares of the Company’s common stock totaling 2,097,321 were issued by the Company to the Investor equaling principal and interests amounted to US$3,815,722 and cash totaling US$650,000 was repaid to the Investor. The notes balance was US$8,937,173, with a carrying value of US$9,427,085, net of deferred financing costs of US$489,912 was recorded in the accompanying consolidated balance sheets as of June 30, 2024.

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,400,000 shares of common stock of the Company (the “Shares”) at an offering price of US$5.00 per share for gross proceeds of up to US$7.0 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 1,869,160 shares of common stock, par value US$0.001 per share of the Company, at a public offering price of US$1.07 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 280,374 shares of its common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.6 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 14,985,000 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$0.55 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The Company has received gross proceeds, before deducting the offering expenses payable by the Company, of US$8,241,750 from the issuance and sale of the Shares. The closing of the transaction contemplated by the SPA took place on September 10, 2024.

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

COVID-19 Impact

The COVID-19 pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. In accordance with the epidemic control measures imposed by the local governments related to COVID-19, our offices and retail stores were closed or had limited business operations occasionally. In addition, COVID-19 had caused severe disruptions in transportation, limited access to our facilities and limited support from workforce employed in our operations, and as a result, we experienced delays or the inability to delivery our products to customers on a timely basis. Further, some of our customers or suppliers experienced financial distress, delayed or defaults on payment, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. Any decreased collectability of accounts receivable, delayed raw materials supply, bankruptcy of small and medium businesses, or early termination of agreements due to deterioration in economic conditions could negatively impact our results of operations. Wider-spread COVID-19 in China and globally could prolong the deterioration in economic conditions and could cause decreases in or delays in spending and reduce and/or negatively impact our short-term ability to grow our revenue. In early December 2022, China announced a nationwide loosening of its zero-COVID policy, and the country faced a wave in infections after the lifting of these restrictions. Although the spread of the COVID-19 was slowed down and appears to be successfully under control currently, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date our consolidated financial statements are released.

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

There are no terms in any arrangements, considering both explicit arrangements and implicit variable interests that require the Company or its subsidiaries to provide financial support to the VIEs and the VIEs’ subsidiaries. However, if the VIEs and the VIEs’ subsidiaries ever need financial support, the Company or its subsidiaries may, at their option and subject to statutory limits and restrictions, provide financial support to the VIEs and the VIEs’ subsidiaries through loans to the shareholder of the VIEs and the VIEs’ subsidiaries or entrustment loans to the VIEs and the VIEs’ subsidiaries.

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

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of July 1, 2023.

The Company’s account receivables and other receivables included in other current assets on the consolidated balance sheets are within the scope of ASC Topic 326. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

ASC Topic 326 is also applicable to loans to third parties that are included in the other current assets on the consolidated balance sheets. Management estimates the allowance for credit losses on loans does not share similar risk characteristics on an individual basis. The key factors considered when determining the above allowances for credit losses include estimated loan collection schedule, discount rate, and assets and financial performance of the borrowers.

Expected credit losses are recorded as general and administrative expenses on the consolidated statements of loss and comprehensive loss. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amounts previously reserved, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2024 and 2023, the inventory reserve from the continuing operations was US$30,443 and US$56,655, respectively. As of June 30, 2024 and 2023, the inventory reserve from the discontinued operations was nil and US$1,106,649, respectively.

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

Results of Operations for the Years Ended June 30, 2024 and 2023

Overview

The following table summarizes our results of operations for the years ended June 30, 2024 and 2023:

	Years Ended June 30,		Variance
	2024	2023	Amount	%
Revenue	$9,801,856	$550,476	$9,251,380	1,680.61%
Cost of revenue	8,919,688	424,291	8,495,397	2,002.26%
Gross profit	882,168	126,185	755,983	599.11%
General and administrative expenses	17,522,624	8,610,592	8,912,032	103.50%
Selling expenses	311,989	137,387	174,602	127.09%
Research and development expenses	113,426	135,849	(22,423)	(16.51)%
Loss from operations	(17,065,871)	(8,757,643)	(8,308,228)	94.87%
Impairment loss on an unconsolidated entity	(26,003)	(596,570)	570,567	(95.64)%
Impairment loss on goodwill	(14,824,819)	-	(14,824,819)	100.00
Loss from equity method investments		(20,876)	20,876	(100.00)%
Investment income from derivative financial assets	4,996	-	4,996	100.00%
Other income, net	222,910	181,471	41,439	22.84%
Amortization of debt issuance and other costs	(655,751)	(803,355)	147,604	(18.37)%
Interest expenses, net	(1,622,346)	(908,759)	(713,587)	78.52%
Loss before income tax benefit from continuing operations	(33,966,884)	(10,905,732)	(23,061,152)	211.46%
Benefit for income taxes	(758,902)	(194,564)	(564,338)	290.05%
Net loss from continuing operations	(33,207,982)	(10,711,168)	(22,496,814)	210.03%
Net income (loss) from discontinued operations	8,855,247	(3,244,863)	12,100,110	(372.90)%
Net loss	$(24,352,735)	$(13,956,031)	$(10,396,704)	74.50%
Comprehensive loss attributable to Shineco Inc.	$(22,444,175)	$(16,255,024)	$(6,189,151)	38.08%

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

The following table sets forth the breakdown of our revenue for the years ended June 30, 2024 and 2023, respectively:

	Years Ended June 30,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$543,791	5.55%	$550,476	100.00%	$(6,685)	(1.21)%
Other agricultural products	9,235,692	94.22%	-	-	9,235,692	100.00%
Healthy meal products	22,373	0.23%	-	-	22,373	100.00%
Total Amount	$9,801,856	100.00%	$550,476	100.00%	$9,251,380	1,680.61%

For the years ended June 30, 2024 and 2023, revenue from sales of rapid diagnostic and other products was US$543,791 and US$550,476, respectively, representing a slight decrease of US$6,685, or 1.21%.

For the years ended June 30, 2024 and 2023, revenue from sales of other agricultural products was US$9,235,692 and nil, respectively, representing an increase of US$9,235,692, or 100.00%. The increase was mainly due to revenue generated by our newly acquired subsidiary Wintus during the year ended June 30, 2024.

For the years ended June 30, 2024 and 2023, revenue from sales of healthy meal products was US$22,373 and nil, respectively, representing an increase of US$22,373, or 100.00%. The increase was mainly due to revenue generated by our subsidiary Fuzhou Meida, which only started its operation during the year ended June 30, 2024.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the years ended June 30, 2024 and 2023, respectively:

	Years Ended June 30,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$221,975	2.49%	$421,273	99.29%	$(199,298)	(47.31)%
Other agricultural products	8,636,258	96.82%	-	-	8,636,258	100.00%
Healthy meal products	47,401	0.53%	-	-	47,401	100.00%
Business and sales related tax	14,054	0.16%	3,018	0.71%	11,036	365.67%
Total Amount	$8,919,688	100.00%	$424,291	100.00%	$8,495,397	2,002.26%

For the years ended June 30, 2024 and 2023, cost of revenue from sales of rapid diagnostic and other products was US$221,975 and US$421,273, respectively, representing a decrease of US$199,298, or 47.31%. The decrease in sales of rapid diagnostic and other products was less than the decrease in cost of revenue from sales of rapid diagnostic and other products during the year ended June 30, 2024, which was mainly due to fewer sales of Covid-19 test reagents, as discussed in “—Gross Profit (Loss)” below.

For the years ended June 30, 2024 and 2023, cost of revenue from sales of other agricultural products was US$8,636,258 and nil, respectively, representing an increase of US$8,636,258, or 100.00%. The increase was mainly due to cost of revenue generated by our newly acquired subsidiary Wintus during the year ended June 30, 2024.

For the years ended June 30, 2024 and 2023, cost of revenue from sales of healthy meal products was US$47,401 and nil, respectively, representing an increase of US$47,401, or 100.00%. The increase was mainly due to cost of revenue generated by our subsidiary Fuzhou Meida, which only started its operation during the year ended June 30, 2024.

Gross Income (Loss)

The following table sets forth the breakdown of the gross income (loss) for the years ended June 30, 2024 and 2023, respectively:

	Years Ended June 30,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$319,373	36.20%	$126,185	100.00%	$193,188	153.10%
Other agricultural products	587,833	66.64%	-	-	587,833	100.00%
Healthy meal products	(25,038)	(2.84)%	-	-	(25,038)	100.00%
Total Amount	$882,168	100.00%	$126,185	100.00%	$755,983	599.11%

Gross income from sales of rapid diagnostic and other products increased by US$193,188, or 153.1%, for the year ended June 30, 2024 as compared to the same period in 2023. After China announced a nationwide loosening of its zero-COVID policy in December 2022, there were significant surges of COVID-19 cases in China during that time, which resulted in higher demand for Covid-19 test reagents. However, we sold our COVID-19 test reagents at a very low profit margin due to the intense competition from our rivals, and we also tried to clear our remaining stock after the demand for COVID-19 test reagents dropped as the spread of the COVID-19 slowed down and appeared to be under control. During the year ended June 30, 2024, no revenue was generated from COVID-19 test reagents, and our gross margin increased significantly as we sold other products with higher margins.

Gross income from sales of other agricultural products increased by US$587,833, or 100.00%, for the year ended June 30, 2024 as compared to the same period in 2023. The increase was mainly due to gross income contributed by our newly acquired subsidiary Wintus during the year ended June 30, 2024.

Gross loss from sales of healthy meal products increased by US$25,038, or 100.00%, for the year ended June 30, 2024 as compared to the same period in 2023. The increase was mainly due to gross loss contributed by our subsidiary Fuzhou Meida, which only started its operation during the year ended June 30, 2024.

Expenses

The following table sets forth the breakdown of our operating expenses for the years ended June 30, 2024 and 2023, respectively:

	Years Ended June 30,				Variance
	2024	%	2023	%	Amount	%
General and administrative expenses	$17,522,624	97.63%	$8,610,592	96.92%	$8,912,032	103.50%
Selling expenses	311,989	1.74%	137,387	1.55%	174,602	127.09%
Research and development expenses	113,426	0.63%	135,849	1.53%	(22,423)	(16.51)%
Total Amount	$17,948,039	100.00%	$8,883,828	100.00%	$9,064,211	102.03%

General and Administrative Expenses

For the year ended June 30, 2024, our general and administrative expenses were US$17,522,624, representing an increase of US$8,912,032, or 103.50%, as compared to the same period in 2023. The increase was mainly due to the increased expenses of approximately US$3,000,000 as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case; see more details in “Capital Commitments and Contingencies.” The increase was also due to the increased professional service fee in relation to the acquisition of Wintus of approximately US$800,000, as well as increased general and administrative expenses of approximately US$4,800,000 incurred by our subsidiary Biowin with full-year operation as compared to six-month operation last year, and by our newly acquired subsidiary Wintus and other subsidiaries that fully started their operation during the year ended June 30, 2024.

Selling Expenses

For the year ended June 30, 2024, our selling expenses were US$311,989, representing an increase of US$174,602, or 127.09%, as compared to the same period in 2023. The increase was mainly due to selling expenses incurred by our subsidiary Biowin with full-year operation as compared to six-month operation last year, and by our newly acquired subsidiary Wintus and other subsidiaries that fully started their operation during the year ended June 30, 2024.

Research and Development Expenses

For the year ended June 30, 2024, our research and development expenses were US$113,426, representing a decrease of US$22,423, or 16.51%, as compared to the same period in 2023. The decrease was mainly due to less research and development activities towards products development during the year ended June 30, 2024.

Impairment Loss on an Unconsolidated Entity

For the year ended June 30, 2024, our impairment loss on an unconsolidated entity was US$26,003, representing a decrease of US$570,567, or 95.64%, as compared to impairment loss on an unconsolidated entity of US$596,570 for the same period in 2023.

On January 2, 2024, the Company entered into a share transfer agreement with the shareholders of Fujian Xiao Xinglin Medical Technology Co., Ltd (“Fujian Xiao Xinglin”) to complete the injection of a total of RMB 187,500 (approximately US$26,000) for its 15% equity interest in Fujian Xiao Xinglin. However, as Fujian Xiao Xinglin did not start its business operation according to the business plan due to geographic restrictions, the Company and other shareholders of Fujian Xiao Xinglin decided to transfer their shares to a new investee, and at the same time, the Company reduced its capital injection to RMB 100,000 (approximately US$14,000). However, Fujian Xiao Xinglin failed to transfer the capital injected by the Company to the new investee and refused to return the excess amount back to the Company.

On August 31, 2021, we entered into a capital injection agreement with the other shareholders of Shanghai Gaojing Private Fund Management (“Gaojing Private Fund”), a Chinese private fund management company, to complete the injection of a total RMB 4.8 million (approximately US$0.70 million) for its 32% equity interest in Gaojing Private Fund. On June 28,2024, the Company entered into a share transfer agreement to transfer its 32% equity interest in Shanghai Gaojing to a third party, and the transaction is expected to be completed by March 31, 2025.

The management performed an evaluation of the impairment of this investment and considered it unlikely to obtain any investment income in the future. Hence, the management fully recorded impairment loss on these investments, and an impairment loss on an unconsolidated entity of US$26,003 and US$596,570 was recorded for the year ended June 30, 2024 and 2023.

Impairment Loss on Goodwill

For the year ended June 30, 2024, our impairment loss on goodwill was US$14,824,819. In conjunction with the preparation of our consolidated financial statement for the year ended June 30, 2024, our management performed an evaluation of the impairment of goodwill. Due to the lower-than-expected revenue and profit, and unfavorable business environment, the management recorded impairment loss on goodwill of Biowin and Wintus amounted to US$14,824,819 for the year ended June 30, 2024.

Other Income, Net

For the year ended June 30, 2024, our net other income was US$222,910, representing an increase of US$41,439, or 22.84%, as compared to net other income of US$181,471 in the same period in 2023. The increase in net other income was mainly attributable to the increased government subsidies received during the year ended June 30, 2024.

Amortization of Debt Issuance and Other Costs

For the year ended June 30, 2024, our amortization of debt issuance and other costs expenses was US$655,751, representing a decrease of US$147,604, or 18.37%, as compared to amortization of debt issuance and other costs expenses of US$803,355 for the same period in 2023. The decrease was in line with the decreased balance of convertible notes as of June 30, 2024, as the Company continued issuing shares and made cash repayment during the year ended June 30, 2024.

Interest Expenses, Net

For the year ended June 30, 2024, our net interest expenses were US$1,622,346, representing an increase of US$713,587, or 78.52%, as compared to net interest expenses of US$908,759 in the same period in 2023. The increase in net interest expenses was mainly attributable to the increased interest expenses on short-term and long-term loans borrowed by our newly acquired subsidiaries, Biowin and Wintus.

Benefit for Income Taxes

For the year ended June 30, 2024, our benefit for income taxes was US$758,902, representing an increase of US$564,338, or 290.05%, as compared to benefit for income taxes of US$194,564 in the same period in 2023. The increase in benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use rights that were revalued upon the acquisition of Biowin and Wintus. The increase was partially offset by the increased provision for income taxes as a result of increased valuation allowance for deferred tax assets recorded by our newly acquired subsidiary, Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$33,207,982 for the year ended June 30, 2024, an increase of US$22,496,814, or 210.03%, from net loss from continuing operations of US$10,711,168 for the year ended June 30, 2023. The increase in net loss from continuing operations was primarily a result of the increase in general and administrative expenses and impairment loss on goodwill.

Net Income (Loss) from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s consolidated financial statements. We had a total net income from discontinued operations of US$8,855,247 and a net loss from discontinued operations of US$3,244,863 for the years ended June 30, 2024 and 2023, respectively.

The summarized operating results of our discontinued operations included in our consolidated statement of loss and comprehensive loss is as follows:

	Years Ended June 30,
	2024	2023
Revenue	$4,439	$2,491,939
Cost of revenue	4,183	3,045,436
Gross profit (loss)	256	(553,497)
Operating expenses	69,980	2,551,729
Other income (expenses), net	20,269	(139,637)
Loss before income tax	(49,455)	(3,244,863)
Provision for income tax	-	-
Net loss from discontinued operations	$(49,455)	$(3,244,863)
Income on disposal of discontinued operations	8,904,702	-
Total net income (loss) from discontinued operations	$8,855,247	$(3,244,863)

Net Loss

Our net loss was US$24,352,735 for the year ended June 30, 2024, an increase of US$10,396,704, or 74.50%, from a net loss of US$13,956,031 for the same period in 2023. The increase in net loss was primarily a result of the increased net loss from continuing operations, partially offset by the increased net income from discontinued operations, as discussed above.

Comprehensive Loss

The comprehensive loss was US$24,356,034 for the year ended June 30, 2024, an increase of US$7,488,720 from a comprehensive loss of US$16,867,314 for the year ended June 30, 2023. After deduction of non-controlling interest, the comprehensive loss attributable to us was US$22,444,175 for the year ended June 30, 2024, compared to a comprehensive loss attributable to us in the amount of US$16,255,024 for the year ended June 30, 2023. The increase in comprehensive loss was due to the increased net loss as discussed above and the decrease in the recorded loss of foreign currency translation where the financial statements denominated in RMB were translated to the USD denomination.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of June 30, 2024 and 2023, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term and long-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of June 30, 2024, we had approximately US$13.5 million in short-term bank loans and US$1.7 million in long-term bank loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

On June 16, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The convertible promissory note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor. On September 7, 2022, we signed an extension amendment with the Investor to extend the maturity date to June 17, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the redemption of the notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2025.

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

On August 19, 2021, we entered into a securities purchase agreement pursuant to which we issued an unsecured convertible promissory note with a one-year maturity term to the same investor. The Note has the original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. We received principal in full from the Investor and we anticipate using the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2025.

For the above-mentioned convertible promissory notes issued, as of June 30, 2024, shares of the Company’s common stock totaling 2,291,998 were issued by the Company to the Investor equaling principal and interests amounted to US$11,288,360, and cash totaling US$650,000 was repaid to the Investor. The notes balance held for continuing operations was US$13,132,014, with a carrying value of US$13,781,612, net of deferred financing costs of US$649,598 as of June 30, 2024.

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of US$1.20 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.00 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of June 30, 2024, and no share has been issued as the date of this report.

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,400,000 shares of common stock of the Company (the “Shares”) at an offering price of US$5.00 per share for gross proceeds of up to US$7.0 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 1,869,160 shares of common stock, par value US$0.001 per share of the Company, at a public offering price of US$1.07 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 280,374 shares of its common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.6 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 14,985,000 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$0.55 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The Company has received gross proceeds, before deducting the offering expenses payable by the Company, of US$8,241,750 from the issuance and sale of the Shares. The closing of the transaction contemplated by the SPA took place on September 10, 2024.

As disclosed in the Company’s consolidated financial statements, the Company had recurring net losses from continuing operations of US$33.2 million and US$10.7 million, and continuing cash outflow of US$3.9 million and US$5.4 million from operating activities for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had accumulated a deficit of US$54.3 million and US$31.7 million, and as of June 30, 2024, the Company had negative working capital of US$6.7 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders. The Company’s management believes that the Company’s current access to loans, equity financing as well as financial support from its shareholders will be sufficient to meet its working capital needs for at least the next 12 months. The Company intends to continue to carefully execute its growth plans and manage market risk. If the Company fails to satisfy the Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its common stock. Any continuing failure to remain in compliance with Nasdaq’s continued listing standards and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences and, among other things, substantially impair the Company’s ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for the Company.

Working Capital

The following table provides the information about our working capital at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023

Current Assets	$20,903,961	$40,923,743
Current Liabilities	27,562,855	12,007,702
Working Capital	$(6,658,894)	$28,916,041

The working capital decreased by US$35,574,935, or 123.0%, as of June 30, 2024 from June 30, 2023, primarily as a result of a decrease in current assets held for discontinued operations, an increase in short-term loans, an increase in other payables and accrued expenses, and an increase in due to related parties, partially offset by an increase in accounts receivable, inventories and advances to supplies and a decrease in current liabilities held for discontinued operations.

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

The Company participated in a formal mediation with the defendants Lei Zhang and Yan Li on September 18, 2023. As a result of the mediation, the parties were able to reach a settlement agreement in December 2023. The parties executed a Settlement Agreement on December 21, 2023, and the claims by each side were formally dismissed by the court on December 22, 2023. The subscription receivable amounted to US$3,024,000 was waived by the Company during the fiscal year ended June 30, 2024, and the Company will not retrieve the shares that were issued to the defendants.

As of June 30, 2024 and 2023, we had no other material capital commitments or contingent liabilities.

Contractual Obligations

The Company has no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 10 in the notes to our consolidated financial statements.

Off-Balance Sheet Commitments and Arrangements

On May 29, 2023, the Board of the Company approved that we pledged our property as collateral to guarantee a personal loan of a related party, Mr. Yuying Zhang, the legal representative of Tenet-Jove. Based on the memorandum entered between us and Mr. Yuying Zhang, Mr. Yuying Zhang was expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property fails to be released by the due date. On May 23, 2024, Mr. Yuying Zhang entered into another supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and the real estate property continued to be pledged till May 23, 2025. If Yuying Zhang fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. As of June 30, 2024, the net book value of the property was US$1,012,381.

The Company’s subsidiary, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”), provided a guarantee amounted to US$687,999 for a bank loan borrowed by Chongqing Yufan, a related party of the Company till December 28, 2025.

Except for the above-mentioned guarantee, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own common stock and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Cash Flows

The following table provides detailed information about our cash flows for the years ended June 30, 2024 and 2023, respectively:

	Years Ended June 30,
	2024	2023

Net cash used in operating activities	$(3,930,251)	$(5,390,594)
Net cash provided by (used in) investing activities	(20,979,924)	1,033,474
Net cash provided by financing activities	11,003,546	4,481,368
Effect of exchange rate changes on cash and cash equivalents	134,906	(1,122,720)
Net decrease in cash, cash equivalents and restricted cash	(13,771,723)	(998,472)
Cash, cash equivalents and restricted cash, beginning of the year	14,166,759	15,165,231
Cash, cash equivalents and restricted cash, end of the year	$395,036	$14,166,759
Less: cash, cash equivalents and restricted cash of discontinued operations - ended of the year	-	(13,540,793)
Cash, cash equivalents and restricted cash of continuing operations - ended of the year	$395,036	$625,966

Operating Activities

Net cash used in operating activities during the year ended June 30, 2024 was approximately US$3.9 million, consisting of net loss from continuing operations of US$33.2 million, depreciation and amortization expenses of US$5.0 million, allowance for credit losses and doubtful accounts of US$2.6 million, impairment loss on goodwill of US$14.8 million, forgiveness of subscription receivable of US$3.0 million, common stock issued for management and employees of US$2.9 million, amortization of debt issuance and other costs of US$0.7 million, accrued interest expense for convertible notes of US$0.9 million, and net changes in our operating assets and liabilities, which mainly included a decrease in accounts receivable of US$10.5 million, a decrease in inventories of US$0.5 million and an increase in other payables and accrued expenses of US$1.2 million, partially offset by the increase in advances to suppliers of US$6.7 million and decrease in contract liabilities of US$6.8 million.

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

Investing Activities

For the year ended June 30, 2024, net cash used in investing activities was US$21.0 million, primarily due to disposal of Tenet-Jove of US$13.9 million and payment made for loans to third parties of US$8.4 million, partially offset by the proceeds of business acquisition of Wintus of US$1.0 million.

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

Financing Activities

For the year ended June 30, 2024, net cash provided by financing activities amounted to approximately US$11.0 million, due to proceeds from issuance of common stock of US$2.2 million, proceeds received from investors for subscription of common stock of US$6.7 million, proceeds from short-term loans of US$22.1 million, and proceeds from advances from related parties of US$1.3 million, partially offset by the repayment of short-term loans of US$21.1 million and the repayment of long-term loans of US$0.9 million.

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

SHINECO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Shineco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shineco, Inc and its subsidiaries. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows, for each of the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the each of the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had net losses of approximately US$$24.3 million and US$14.0 million, and cash outflow of US$3.9 million and US$5.4 million from operating activities for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had accumulated deficit of US$54.3 million and US$ 31.7 million, respectively, and as of June 30, 2024 and 2023, the Company had negative working capital of US$6.7 million and US28.9 million, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

As discussed in notes 3 and 4 to the consolidated financial statements, the Company’s net accounts receivable and allowance for credit losses was US$1,215,114 and US$1,356,873 as of June 30, 2024. As discussed in note 7 to the consolidated financial statements, the Company’s net other current assets and allowance for credit losses was US$7,294,454 and US$4,656,522 as of June 30, 2024. As discussed in note 12 to the consolidated financial statements, the Company’s net due from related parties and allowance for credit losses was US$383,745 and US$412,379 as of June 30, 2024. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customers’ historical payment history, their current credit-worthiness, and current economic trends. The principal considerations for our determination that performing procedures relating to the allowance for credit loss on accounts.

We identified allowance for credit losses is a critical audit matter are the significant judgment by management in estimating the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained.

Our audit of allowance for credit losses included, among others:

●	Evaluating the appropriateness of the model;

●

Testing the aging and the accuracy and completeness of the underlying data that served as the basis for the calculation of allowance for accounts, and the mathematical accuracy of management’s calculation;

●

Performing inquiries with appropriate finance and operations personnel, and reviewed the actual subsequent to June 30, 2024, and to evaluate the reasonableness of management’s estimate of the impact of interaction among various factors; and

●	Evaluating the reasonableness of significant assumptions and judgments made by management to estimate the allowance for each segmentation of credit losses.

Valuation of Goodwill and intangible assets

As discussed in note 11 to the consolidated financial statements, goodwill and intangible assets mainly represented amount of $13,190,284 and $43,015,380 that arose from acquisition of Changzhou Biowin Pharmaceutical Co., Ltd. and Chongqing Wintus Group.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2024. A high degree of auditor judgment and an increased extent of effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts.

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

●

With the assistance of fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

●	With the assistance of fair value specialists, we evaluated the market multiples by evaluating the selected comparable publicly traded companies and the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable publicly traded companies. We tested the underlying source information and mathematical accuracy of the calculations.

/s/ AssentSure PAC

We have served as the Company’s auditor since 2021.
Singapore
September 30, 2024 PCAOB ID Number 6783

SHINECO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$366,140	$625,966
Restricted cash	28,896	-
Accounts receivable, net	1,215,114	34,586
Due from related parties	383,745	-
Inventories, net	1,588,525	324,406
Advances to suppliers, net	10,020,707	2,697
Derivative financial assets	6,380	-
Other current assets, net	7,294,454	2,827,042
Current assets held for discontinued operations	-	37,109,046
TOTAL CURRENT ASSETS	20,903,961	40,923,743

Property and equipment, net	6,279,759	1,213,116
Land use right, net	615,607	-
Intangible assets, net	43,043,733	12,049,473
Investment	-	-
Goodwill	13,190,284	6,574,743
Operating lease right-of-use assets	146,035	132,366
Non-current assets held for discontinued operations	-	2,575,698
TOTAL ASSETS	$84,179,379	$63,469,139

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$14,538,525	$1,240,431
Long-term loans - current portion	632,959	-
Accounts payable	812,914	191,148
Contract liabilities	246,850	89,490
Due to related parties	2,875,384	48,046
Other payables and accrued expenses	2,528,355	669,147
Operating lease liabilities - current	272,787	86,978
Convertible note payable - current	4,194,841	3,787,749
Deferred income	72,610	-
Taxes payable	1,387,630	500,869
Current liabilities held for discontinued operations	-	5,393,844
TOTAL CURRENT LIABILITIES	27,562,855	12,007,702

Income tax payable - noncurrent portion	186,191	335,145
Operating lease liabilities - non-current	-	44,469
Convertible note payable - non-current	8,937,173	11,338,449
Long-term loans - non-current	1,080,159	-
Deferred tax liability	9,835,306	1,416,592
Other long-term payable	-	68,913
Non-current liabilities held for discontinued operations	-	1,404,823
TOTAL LIABILITIES	47,601,684	26,616,093

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 150,000,000 shares authorized; 7,973,165 and 2,639,338 shares issued and outstanding at June 30, 2024 and 2023*	7,973	2,639
Additional paid-in capital	69,469,164	68,871,317
Subscription receivable	-	(3,782,362)
Subscribed common stock	6,728,291	-
Statutory reserve	4,350,297	4,198,107
Accumulated deficit	(54,336,629)	(31,735,422)
Accumulated other comprehensive loss	(218,163)	(4,992,381)
Total Stockholders’ equity of Shineco, Inc.	26,000,933	32,561,898
Non-controlling interest	10,576,762	4,291,148
TOTAL EQUITY	36,577,695	36,853,046

TOTAL LIABILITIES AND EQUITY	$84,179,379	$63,469,139

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

SHINECO, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2024	2023

REVENUE	$9,801,856	$550,476

COST OF REVENUE
Cost of products	8,905,634	421,273
Business and sales related tax	14,054	3,018
Total cost of revenue	8,919,688	424,291

GROSS INCOME	882,168	126,185

OPERATING EXPENSES
General and administrative expenses	17,522,624	8,610,592
Selling expenses	311,989	137,387
Research and development expenses	113,426	135,849
Total operating expenses	17,948,039	8,883,828

LOSS FROM OPERATIONS	(17,065,871)	(8,757,643)

OTHER INCOME (EXPENSE)
Impairment loss on an unconsolidated entity	(26,003)	(596,570)
Impairment loss on goodwill	(14,824,819)	-
Loss from equity method investment	-	(20,876)
Investment income from derivative financial assets	4,996	-
Other income, net	222,910	181,471
Amortization of debt issuance and other costs	(655,751)	(803,355)
Interest expenses, net	(1,622,346)	(908,759)
Total other expenses	(16,901,013)	(2,148,089)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM CONTINUING OPERATIONS	(33,966,884)	(10,905,732)

BENEFIT FOR INCOME TAXES	(758,902)	(194,564)

NET LOSS FROM CONTINUING OPERATIONS	(33,207,982)	(10,711,168)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(49,455)	(3,244,863)
Income from disposal of discontinued operations	8,904,702	-
Net income (loss) from discontinued operations	8,855,247	(3,244,863)

NET LOSS	(24,352,735)	(13,956,031)

Net loss attributable to non-controlling interest	(1,903,718)	(592,632)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(22,449,017)	$(13,363,399)

COMPREHENSIVE LOSS
Net loss	$(24,352,735)	$(13,956,031)
Other comprehensive loss: foreign currency translation loss	(3,299)	(2,911,283)
Total comprehensive loss	(24,356,034)	(16,867,314)
Less: comprehensive loss attributable to non-controlling interest	(1,911,859)	(612,290)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(22,444,175)	$(16,255,024)

Weighted average number of shares basic and diluted*	5,318,979	1,863,421

Basic and diluted loss per common share	$(4.23)	$(7.17)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(5.89)	(5.43)
Discontinued operations - Basic and Diluted	1.66	(1.74)
Net loss per common share - basic and diluted	(4.23)	(7.17)

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

								ACCUMULATED
				COMMON	ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	STOCK	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2022	1,098,387	$1,098	$(3,024,000)	$-	$53,008,810	$4,198,107	$(18,372,023)	$(2,100,756)	$(398,348)	$33,312,888

Acquisition of Biowin	-	-	-	-	-	-	-	-	5,301,786	5,301,786
Stock issuance	1,267,334	1,267	(108,362)	-	13,048,101	-	-	-	-	12,941,006
Issuance of common shares for convertible notes redemption	123,617	124	-	-	1,027,513	-	-	-	-	1,027,637
Common stock issued for management and employees	149,000	149	(650,000)	-	1,756,894	-	-	-	-	1,107,043
Common stock issued for services	1,000	1	-	-	29,999	-	-	-	-	30,000
Net loss from continuing operations for the year	-	-	-	-	-	-	(10,126,904)	-	(584,264)	(10,711,168)
Net loss from discontinued operation for the year	-	-	-	-	-	-	(3,236,495)	-	(8,368)	(3,244,863)
Foreign currency translation loss	-	-	-	-	-	-	-	(2,891,625)	(19,658)	(2,911,283)
Balance at June 30, 2023	2,639,338	$2,639	$(3,782,362)	$-	$68,871,317	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	1,000,000	1,000	-	-	2,299,000	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-	-	(8,904,702)	-	-	4,880,164	-	(4,024,538)
Stock issuance	1,200,000	1,200	108,362	-	1,438,800	-	-	-	-	1,548,362
Effect of rounding fractional shares into whole shares upon Reverse Stock Split	33,061	33	-	-	(33)	-	-	-	-	-
Proceeds received from investors for subscription of common stock	-	-	-	6,728,291	-	-	-	-	-	6,728,291
Forgiveness of subscription receivable	-	-	3,024,000	-	-	-	-	-	-	3,024,000
Issuance of common shares for convertible notes redemption	1,984,666	1,985	-	-	2,893,736	-	-	-	-	2,895,721
Common stock issued for management and employees	1,116,100	1,116	650,000	-	2,871,046	-	-	-	-	3,522,162
Appropriation of statutory reserve	-	-	-		-	152,190	(152,190)	-	-	-
Net loss from continuing operations for the period	-	-	-	-	-	-	(31,305,059)	-	(1,902,923)	(33,207,982)
Net income (loss) from discontinued operation for the year	-	-	-	-	-	-	8,856,042	-	(795)	8,855,247
Foreign currency translation loss	-	-	-	-	-	-	-	4,842	(8,141)	(3,299)
Balance at June 30, 2024	7,973,165	$7,973	$-	$6,728,291	$69,469,164	$4,350,297	$(54,336,629)	$(218,163)	$10,576,762	$36,577,695

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

SHINECO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,352,735)	$(13,956,031)
Net income (loss) from discontinued operations, net of tax	8,855,247	(3,244,863)
Net loss from continuing operations	(33,207,982)	(10,711,168)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,990,100	663,159
Loss from disposal of property and equipment	27,111	166
Allowance for credit losses and doubtful accounts	2,592,305	2,871,714
Reversal of inventory reserve	(26,325)	(166,718)
Deferred tax benefit	(771,676)	(194,564)
Loss from equity method investment	-	20,876
Operating lease expenses	166,490	34,340
Impairment loss on goodwill	14,824,819	-
Impairment loss on an unconsolidated entity	26,003	596,570
Impairment loss on property and equipment	-	93,353
Forgiveness of subscription receivable	3,024,000	-
Common stock issued for management and employees	2,872,162	1,107,044
Common stock issued for services	-	30,000
Amortization of debt issuance and other costs	655,751	803,355
Accrued interest expense for convertible notes	895,785	933,524
Accrued interest income from third parties	(58,351)	(119,978)

Changes in operating assets and liabilities:
Accounts receivable	10,519,013	186,647
Advances to suppliers	(6,719,315)	67,696
Inventories	516,971	474,096
Other current assets	105,725	(1,109,500)
Accounts payable	1,359,404	(147,779)
Contract liabilities	(6,791,744)	(310,867)
Other payables and accrued expenses	1,191,629	316,254
Other long-term payable	(69,342)	71,916
Operating lease liabilities	(37,666)	(91,873)
Taxes payable	147,293	60,393
Net cash used in operating activities from continuing operations	(3,767,840)	(4,521,344)
Net cash used in operating activities from discontinued operations	(162,411)	(869,250)
Net cash used in operating activities	(3,930,251)	(5,390,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(264,800)	(18,846)
Proceeds from disposal of property and equipment	9,500	-
Payment made for loans to third parties	(8,434,440)	-
Repayment from loan to third parties	50,000	10,915,129
Repayment from loan to related parties	572,170	-
Payment for derivative financial assets	(36,512)	-
Redemption of derivative financial assets	36,235	-
Investment in unconsolidated entity	(26,003)	-
Payment made for business acquisition		(9,000,000)
Acquisition of subsidiaries, net of cash	1,003,678	621,979
Prepayment for business acquisition	-	(2,000,000)
Disposal of VIEs - Tenet-Jove, net of cash	(13,889,752)	-
Net cash provided by (used in) investing activities from continuing operations	(20,979,924)	518,262
Net cash provided by investing activities from discontinued operations	-	515,212
Net cash provided by (used in) investing activities	(20,979,924)	1,033,474

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	22,144,419	1,294,487
Repayment of short-term loans	(21,057,366)	(1,582,151)
Repayment of long-term loans	(948,899)	-
Proceeds from loan from third party	1,034,009	-
Repayment of convertible note	(650,000)	-
Proceeds from issuance of common stock	2,198,362	4,844,007
Proceeds received from investors for subscription of common stock	6,728,291	-
Proceeds from (repayments of) advances from related parties	1,261,138	(82,611)
Net cash provided by financing activities from continuing operations	10,709,954	4,473,732
Net cash provided by financing activities from discontinued operations	293,592	7,636
Net cash provided by financing activities	11,003,546	4,481,368

EFFECT OF EXCHANGE RATE CHANGE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	134,906	(1,122,720)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,771,723)	(998,472)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the year	14,166,759	15,165,231

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of the year	$395,036	$14,166,759

Less: cash, cash equivalents and restricted cash of discontinued operations - Ended of the year	-	13,540,793

Cash, cash equivalents and restricted cash of continuing operations - Ended of the year	$395,036	$625,966

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$665,105	$31,059

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$2,895,721	$1,027,637
Issuance of common shares for proceeds received in prior year	$-	$5,000,000
Issuance of common shares for business acquisition	$2,300,000	$3,097,000
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$37,705,951	$-
Right-of-use assets obtained in exchange for operating lease obligations	$192,266	$2,337,257
Reduction of right-of-use assets and operating lease obligations due to early termination of lease agreement	$24,489	$972,168
Repayments of loans to third parties offset by other payables	$-	$2,750,356

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

On April 13, 2022, the Company established Shineco Life Science Group Hong Kong Co., Limited (“Shineco Life”) as a wholly owned entity with registered capital of US$10.0 million. On April 24, 2022, the Company entered into a Share Transfer Agreement with Shineco Life. Pursuant to the agreement, the Company transferred its 100% of the equity interest of Life Science to Shineco Life. There was no consideration paid for the transfer, and after the transfer, Life Science became a wholly-owned subsidiary of Shineco Life.

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

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Shareholders of Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”) in exchange for the control of 100% of equity interests and assets in Guangyuan; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

On December 30, 2022, Shineco Life closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Shineco Life. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among Shineco Life, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Wintus Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Wintus Sellers 100% of the Company’s equity interest in Tenet-Jove.

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

NOTE 2. GOING CONCERN

As disclosed in the Company’s consolidated financial statements, the Company had recurring net losses from continuing operations of US$33.2 million and US$10.7 million, and continuing cash outflow of US$3.9 million and US$5.4 million from operating activities for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had accumulated a deficit of US$54.3 million and US$31.7 million, and as of June 30, 2024, the Company had negative working capital of US$6.7 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders.

Despite those negative financial trends, as of June 30, 2024, the Company had the following measurements which the management has taken to enhance the Company’s liquidity:

1)	On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,400,000 shares of common stock of the Company at an offering price of US$5.00 per share for gross proceeds of up to US$7.0 million. As of June 30, 2024, proceeds of approximately US$6.4 million was received, and the remaining proceeds was fully received in July 2024, and all of the shares were issued on July 8, 2024.

2)	On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 1,869,160 shares of common stock, par value $0.001 per share of the Company, at a public offering price of US$1.07 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 280,374 shares of its common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.6 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

3)	On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 14,985,000 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$0.55 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The Company has received gross proceeds, before deducting the offering expenses payable by the Company, of US$8,241,750 from the issuance and sale of the Shares. The closing of the transaction contemplated by the SPA took place on September 10, 2024.

4)	The Company financed from commercial banks and third parties. As of June 30, 2024, the Company had US$14.5 million in short-term loans outstanding and US$1.7 million in long-term loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries, for which the Company is the primary beneficiary, including the Hong Kong-registered entities and PRC-registered entities owned by the Company. The results of subsidiaries acquired or disposed of are recorded in the consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate. A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power, or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors or to cast a majority of votes at the meetings of the board of directors or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders. However, if the Company demonstrates its ability to control the VIE through the power to govern the activities that most significantly impact the VIE’s economic performance and is obligated to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, then the entity is consolidated. All intercompany transactions and balances among the Company, its subsidiaries, and the VIE have been eliminated upon consolidation.

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

There are no terms in any arrangements, considering both explicit arrangements and implicit variable interests that require the Company or its subsidiaries to provide financial support to the VIEs and the VIEs’ subsidiaries. However, if the VIEs and the VIEs’ subsidiaries ever need financial support, the Company or its subsidiaries may, at their option and subject to statutory limits and restrictions, provide financial support to the VIEs and the VIEs’ subsidiaries through loans to the shareholder of the VIEs and the VIEs’ subsidiaries or entrustment loans to the VIEs and the VIEs’ subsidiaries.

The total carrying amount of the VIEs and their subsidiaries’ consolidated assets and liabilities and income information and the carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	June 30, 2024	June 30, 2023

Current assets	$-	$32,532,618
Non-current assets	-	2,493,883
Total assets	-	35,026,501
Total liabilities	-	(5,952,438)
Net assets	$-	$29,074,063

	For the years ended June 30,
	2024	2023
Net sales	$-	$2,448,508
Gross loss	$-	$(594,290)
Income from operations	$60,426	$482,105
Net income	$60,426	$515,789

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of June 30, 2024 and 2023, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of June 30, 2024 and 2023, the allowance for credit losses from the continuing operations was US$1,356,873 and US$946,892, respectively. As of June 30, 2024 and 2023, the allowance for credit losses from the discontinued operations was nil and US$7,206,958, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of June 30, 2024 and 2023, the allowance for uncollectible advances to suppliers from the continuing operations was US$111,483 and US$3,502, respectively. As of June 30, 2024 and 2023, the allowance for uncollectible advances to suppliers from the discontinued operations was nil and US$10,163,946, respectively.

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of July 1, 2023.

The Company’s account receivables and other receivables included in other current assets on the consolidated balance sheets are within the scope of ASC Topic 326. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

ASC Topic 326 is also applicable to loans to third parties that are included in the other current assets on the consolidated balance sheets. Management estimates the allowance for credit losses on loans does not share similar risk characteristics on an individual basis. The key factors considered when determining the above allowances for credit losses include estimated loan collection schedule, discount rate, and assets and financial performance of the borrowers.

Expected credit losses are recorded as general and administrative expenses on the consolidated statements of loss and comprehensive loss. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amounts previously reserved, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of June 30, 2024 and 2023, the inventory reserve from the continuing operations was US$30,443 and US$56,655, respectively. As of June 30, 2024 and 2023, the inventory reserve from the discontinued operations was nil and US$1,106,649, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the years ended June 30, 2024 and 2023, the Company did not recognize any impairment of its ROU assets.

Lessor accounting

The Company rents out its office to a third party, which is classified as an operating lease in accordance with Topic 842. The revenue from an operating lease is recognized in other income in the consolidated statements of loss and comprehensive loss on a straight-line basis over the term of the lease.

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

Estimated useful lives

Buildings	5-50 years
Machinery and equipment	3-10 years
Motor vehicles	5-15 years
Office equipment	3-10 years
Farmland leasehold improvements	12-18 years
Fixture and furniture	3 years

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

Land Use Rights, Net

According to Chinese laws and regulations regarding land use rights, land in urban districts is owned by the State, while land in the rural areas and suburban areas, except otherwise provided for by the State, is collectively owned by individuals designated as resident farmers by the State. In accordance with the legal principle that land ownership is separate from the right to the use of the land, the government grants individuals and companies the rights to use parcels of land for a specified period of time. Land use rights, which are usually prepaid, are stated at cost less accumulated amortization. Amortization is provided over the life of the land use rights, using the straight-line method. The useful life is 50 years, based on the terms of the land use rights.

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the years ended June 30, 2024 and 2023, the impairment for its long-lived assets from the continuing operations were US$26,003 and US$689,923, respectively. For the years ended June 30, 2024 and 2023, the impairment for long-lived assets from the discontinued operations were both nil.

Derivative Financial Assets

Derivative financial assets are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets in either other current or non-current assets or other current liabilities or non-current liabilities, depending upon maturity and commitment. Changes in the fair value of derivatives are either recognized periodically in the consolidated statements of comprehensive loss or in other comprehensive loss, depending on the use of the derivatives and whether they qualify for hedge accounting.

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in prices of raw materials for silk products. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company does not engage in derivative instruments for speculative or trading purposes. The Company’s derivative financial assets are not qualified for hedge accounting. Thus, changes in fair value are recognized in “Investment income from derivative financial assets” in the consolidated statements of loss and comprehensive loss. The cash flows of derivative financial assets are classified in the same category as the cash flows from the items subject to the economic hedging relationships. The estimated fair value of the derivatives is determined based on relevant market information.

Derivative financial assets are presented as net if rights of setoff exist, with all of the following conditions met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to set off the amount owed with the amount owed by the other party; (c) the reporting party intends to set off; and (d) the right of setoff is enforceable at law.

The outstanding derivative financial assets as of June 30, 2024 and 2023 were US$6,380 and nil, respectively. Investment income from derivative financial assets was US$4,996 for the year ended June 30, 2024, and the change in fair value of derivative financial assets was immaterial for the year ended June 30, 2024.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions from the continuing operations and the discontinued operations at June 30, 2024 and 2023. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries from the continuing operations and the discontinued operations at June 30, 2024, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2020 and thereafter. As of June 30, 2024, the tax years ended December 31, 2019 through December 31, 2023 for the Company’s PRC subsidiaries from the continuing operations and the discontinued operations remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, at June 30, 2024 and 2023 were translated at 1 RMB to 0.1376 USD and at 1 RMB to 0.1378 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the years ended June 30, 2024 and 2023 were 1 RMB to 0.1387 USD and 1 RMB to 0.1438 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the years ended June 30, 2024 and 2023, total research and development expense from continuing operations were US$113,426 and US$135,849, respectively. No research and development expense were from discontinued operations for the years ended June 30, 2024 and 2023.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the consolidated statements of loss and comprehensive loss.

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended June 30, 2024 and 2023.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended June 30, 2024 and 2023:

	For the years ended June 30,
	2024	2023
Net loss from continuing operations attributable to Shineco	$(31,305,059)	$(10,126,904)
Net income (loss) from discontinued operations attributable to Shineco	8,856,042	(3,236,495)
Net loss attributable to Shineco	(22,449,017)	(13,363,399)

Weighted average shares outstanding - basic and diluted*	5,318,979	1,863,421

Net loss from continuing operations per share of common share
Basic and diluted	$(5.89)	$(5.43)

Net earnings (loss) from discontinued operations per share of common share
Basic and diluted	$1.66	$(1.74)

Net loss per share of common share
Basic and diluted	$(4.23)	$(7.17)

*	Retrospectively restated for effect of the Reverse Stock Split on February 16, 2024.

New Accounting Pronouncements

In June 2022, FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this guidance effective July 1, 2024 and the adoption of this ASU is not expected to have a material impact on its financial statements.

In March 2023, FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments in ASU 2023-01 improve current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. Additionally, the amendments provide investors and other allocators of capital with financial information that better reflects the economics of those transactions. The amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this guidance effective July 1, 2024 and the adoption of this ASU is not expected to have a material impact on its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” This ASU expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023 07 is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance effective July 1, 2024 and the adoption of this ASU is not expected to have a material impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company plans to adopt this guidance effective July 1, 2025 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718), Scope Application of Profits Interest and Similar Awards. This standard provides clarity regarding whether profits interest and similar awards are within the scope of Topic 718 of the Accounting Standards Codification. This standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2025 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

In March 2024, the FASB issued ASU No. 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements.” ASU 2024-02 removes references to various FASB Concepts Statements within the Codification. The guidance in ASU No. 2024-02 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, and can be applied either prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2025 and the Company is currently evaluating the impact of adopting this ASU on its financial statements.

The Company believes that other recent accounting pronouncement updates will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	June 30, 2024	June 30, 2023

Accounts receivable	$2,571,987	$10,467,260
Less: allowance for credit losses	(1,356,873)	(8,153,850)
Accounts receivable, net	1,215,114	2,313,410
Less: accounts receivable, net held for discontinued operations	-	(2,278,824)
Accounts receivable, net held for continuing operations	$1,215,114	$34,586

Movement of allowance for credit losses is as follows:

	June 30, 2024	June 30, 2023

Beginning balance	$8,153,850	$7,317,236
Acquisition of subsidiaries	173,101	451,863
Charge to allowance	118,499	1,050,753
Less: disposal of VIEs	(7,195,304)	-
Less: write-off	-	(62,125)
Foreign currency translation adjustments	106,727	(603,877)
Ending balance	$1,356,873	$8,153,850

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	June 30, 2024	June 30, 2023

Raw materials	$290,152	$315,129
Work-in-process	338,902	16,713,913
Finished goods	989,914	1,179,243
Less: inventory reserve	(30,443)	(1,163,304)
Total inventories, net	1,588,525	17,044,981
Less: inventories, net, held for discontinued operations	-	(16,720,575)
Inventories, net, held for continuing operations	$1,588,525	$324,406

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

The Company wrote off inventory held for discontinued operations amounted to nil and US$803,186 during the years ended June 30, 2024 and 2023, respectively. It was due to the continuous impact from the COVID-19 pandemic which resulted in the damage and death of a large number of yew trees.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	June 30, 2024	June 30, 2023

Advances to suppliers	$10,132,190	$10,170,145
Less: allowance for doubtful accounts	(111,483)	(10,167,448)
Advance to suppliers, net	10,020,707	2,697
Less: advance to supplier, net, held for discontinued operations	-	-
Advance to supplier, net, held for continuing operations	$10,020,707	$2,697

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2024	June 30, 2023

Beginning balance	$10,167,448	$13,544,627
Acquisition of subsidiaries	6,385	56,831
Charge to (reversal of) allowance	102,514	(2,349,716)
Less: disposal of VIEs	(10,325,224)	-
Less: write-off	-	(147,172)
Foreign currency translation adjustments	160,360	(937,122)
Ending balance	$111,483	$10,167,448

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	June 30, 2024	June 30, 2023

Loans to third parties (1)	$9,445,164	$1,481,101
Other receivables (2)	2,464,188	2,629,733
Prepayment for business acquisition (3)	-	2,000,000
Short-term deposits	39,966	37,015
Prepaid expenses	1,658	1,629
Subtotal	11,950,976	6,149,478
Less: allowance for credit losses	(4,656,522)	(3,287,793)
Total other current assets, net	7,294,454	2,861,685
Less: other current assets, net, held for discontinued operations	-	(34,643)
Other current assets, net, held for continuing operations	$7,294,454	$2,827,042

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. As of June 30, 2024, loans that amounted to US$1,018,722 were carried forward from last year. On September 20, 2023, the Company lent a loan amounting to US$103,200 to a third party for one year, with a maturity date of September 19, 2024. The loan was extended for one year upon maturity. On December 31, 2023, the Company lent a loan amounting to US$1,426,635 to two third parties for one year, with a maturity date of December 31, 2024. On May 28, 2024, the Company lent a loan amounting to US$2,751,997 to a third party for one year, with a maturity date of May 28, 2025. On June 5, 2024, the Company lent a loan amounting to US$4,086,715 to a third party for one year, with a maturity date of June 5, 2025. As of June 30, 2024, the total outstanding balance, including principal and interest, amounted to US$9,445,164. For loans entered on May 28, 2024 and June 5, 2024, the Company entered into Debt Transfer Agreements with the borrowers (the “Original Borrowers”) and another third party (the “New Borrower”) on August 20, 2024, pursuant to which the Original Borrowers transferred all their debts to the New Borrower, and the New Borrower agreed to fulfill its repayments obligation to the Company in accordance with the term of the original loans agreements. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable, and the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2024 and 2023, the allowance for credit losses was US$2,548,557 and US$1,481,101, respectively. The Company’s management will continue putting effort into the collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses, as well as advances for services to other third party.

3)	The amount pertains to prepaid purchase consideration made for acquisition of Wintus.

Movement of allowance for credit losses is as follows:

	June 30, 2024	June 30, 2023

Beginning balance	$3,287,793	$2,545,565
Acquisition of subsidiaries	36,393	14,504
Charge to allowance	2,248,574	1,867,474
Less: disposal of VIEs	(610,751)	-
Less: write-off	-	(964,509)
Foreign currency translation adjustments	(305,487)	(175,241)
Ending balance	$4,656,522	$3,287,793

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2024	June 30, 2023

Buildings	$6,167,928	$1,064,656
Machinery and equipment	3,051,688	1,132,064
Motor vehicles	275,366	195,183
Office equipment	97,882	142,288
Fixture and furniture	101,936	-
Construction in progress	230,661	-
Farmland leasehold improvements	-	2,898,328
Subtotal	9,925,461	5,432,519
Less: accumulated depreciation and amortization	(3,556,394)	(3,437,327)
Less: accumulated impairment for property and equipment	(89,308)	(749,299)
Total property and equipment, net	6,279,759	1,245,893
Less: property and equipment, net, held for discontinued operations	-	(32,777)
Property and equipment, net held for continuing operations	$6,279,759	$1,213,116

Depreciation and amortization expense charged to the continuing operations was US$457,186 and US$28,976 for the years ended June 30, 2024 and 2023, respectively.

Depreciation and amortization expense charged to the discontinued operations was US$2,403 and US$87,129 for the years ended June 30, 2024 and 2023, respectively.

The management performed evaluation on the impairment of property and equipment periodically. Due to the continuous impact from the COVID-19 pandemic, the Company’s Zhisheng VIEs, have not been able to grow and cultivate green agricultural produce on the leased farmlands, and based on the management estimation, these farmlands are unlikely to generate enough future profit and cashflow, hence, the Company decided to record full impairment of such leased farmland. Therefore, farmland leasehold improvements relating to these farmlands were also fully impaired. Impairment loss on property and equipment from the continuing operations was nil and US$93,353 for the years ended June 30, 2024 and 2023, respectively. Impairment loss on property and equipment from the discontinued operations was both nil for the years ended June 30, 2024 and 2023, respectively.

The Company also provides its customers with specialized testing devices as its customers could only use these devices to generate results from these rapid diagnostic products. The ownership of these specialized testing devices is not transferred to its customers, but remains as the Company’s properties. The specialized testing devices will be returned to the Company when they are no longer required by the customer. As of June 30, 2024 and 2023, properties with net book values of US$24,223 and US$41,628 were held by the Company’s customers.

On May 29, 2023, the Company’s Board approved the pledge of real estate property as collateral to guarantee a personal loan of Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove. This collateral was provided in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. According to the memorandum between the Company and Yuying Zhang, it was anticipated that the loan would be repaid and the pledge would be released before May 31, 2024. The Company retains the right to claim full compensation if the property is not released by the due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo for a principal amount of RMB 15,000,000, with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. On May 23, 2024, Yuying Zhang entered into another supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and the real estate property continued to be pledged till May 23, 2025. If Yuying Zhang fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. As of June 30, 2024, the net book value of the property was US$1,012,381.

In addition, the Company also pledged certain property and equipment for the Company’s bank loans and its related party’s personal loan (see Note 12 and Note 13).

Farmland leasehold improvements, net consisted of following:

	June 30, 2024	June 30, 2023

Blueberry farmland leasehold improvements	$-	$2,226,624
Yew tree planting base reconstruction	-	249,464
Greenhouse renovation	-	422,240
Subtotal	-	2,898,328
Less: accumulated amortization	-	(2,238,484)
Less: impairment for farmland leasehold improvements	-	(659,844)
Total farmland leasehold improvements, net	$-	$-

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

	June 30, 2024	June 30, 2023

Land use rights	$709,840	$-
Less: accumulated amortization	(94,233)	-
Total land use rights, net	615,607	-
Less: land use rights, net, held for discontinued operations	-	-
Land use rights, net, held for continuing operations	$615,607	$-

Amortization expense charged to the continuing operations was US$11,548 and nil for the years ended June 30, 2024 and 2023, respectively.

No amortization expense charged to the discontinued operations for the years ended June 30, 2024 and 2023, respectively.

The estimated future amortization expenses are as follows:

12 months ending June 30:
2025	$19,865
2026	19,865
2027	19,865
2028	19,865
2029	19,865
Thereafter	516,282
Total	$615,607

NOTE 10 - LEASES

Lessee

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

The table below presents the operating lease related assets and liabilities held for continuing operations recorded on the balance sheets.

	June 30, 2024	June 30, 2023

ROU lease assets	$146,035	$132,366

Operating lease liabilities – current	272,787	86,978
Operating lease liabilities – non-current	-	44,469
Total operating lease liabilities	$272,787	$131,447

The weighted average remaining lease terms and discount rates for all of operating leases held for continuing operations were as follows as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.00	1.92
Weighted average discount rate	4.38%	4.61%

The components of lease expenses for continuing operations were as follows:

	For the years ended June 30,
	2024	2023
Lease cost
Amortization of right-of-use assets	$156,321	$31,283
Interest of operating lease liabilities	10,169	3,057
Total lease cost	$166,490	$34,340

The table below presents the operating lease related assets and liabilities held for discontinued operations recorded on the balance sheets.

	June 30, 2024	June 30, 2023

ROU lease assets	$-	$2,538,037

Operating lease liabilities – current	-	551,502
Operating lease liabilities – non-current	-	1,404,823
Total operating lease liabilities	$-	$1,956,325

The weighted average remaining lease terms and discount rates for all of operating leases held for discontinued operations were as follows as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	-	5.85
Weighted average discount rate	-	4.36%

Rent expenses totaled US$205,442 and US$169,542 from the continuing operations for the years ended June 30, 2024 and 2023, respectively.

Rent expenses totaled US$51,778 and US$521,711 from the discontinued operations for the years ended June 30, 2024 and 2023, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024:

Continuing operations
2025	$275,613
Total lease payments	275,613
Less: imputed interest	(2,826)
Present value of lease liabilities	$272,787

Lessor

On September 21, 2023, the Company entered into a two-year rental agreement with a third party to lease its property for its office space. Rental income of US$46,086 was recorded in other income, net on the consolidated statements of loss and comprehensive loss.

NOTE 11 - ACQUISITION

Acquisition of Guangyuan

On June 8, 2021, Tenet-Jove entered into a Restructuring Agreement with various parties. Pursuant to the terms of the Restructuring Agreement, (i) the Company transferred all of its rights and interests in Ankang Longevity to the Shareholders of Yushe County Guangyuan Forest Development Co., Ltd. (“Guangyuan”) in exchange for the control of 100% of equity interests and assets in Guangyuan; (ii) Tenet-Jove entered a Termination Agreement with Ankang Longevity and the Ankang Shareholders; (iii) as a consideration to the Restructuring Agreement and based on a valuation report on the equity interests of Guangyuan issued by an independent third party, Tenet-Jove relinquished all of its rights and interests in Ankang Longevity and transferred those rights and interests to the Guangyuan Shareholders; and (iv) Guangyuan and the Guangyuan Shareholders entered into a series of variable interest entity agreements with Tenet-Jove. After signing the Restructuring Agreement, the Company and the shareholders of Ankang and Guangyuan actively carried out the transferring of rights and interests in Ankang and Guangyuan, and the transferring was completed subsequently on July 5, 2021. Afterwards, with the completion of all other follow-ups works, on August 16, 2021, the Company, through its subsidiary Tenet-Jove, completed the previously announced acquisition pursuant to the Restructuring Agreement dated June 8, 2021.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the years ended June 30, 2024 and 2023.

The Company has included the operating results of Guangyuan in the consolidated financial statements since the Acquisition Date. nil in net sales and US$12,519 in net loss of Guangyuan were included in discontinued operations in the consolidated financial statements for the year ended June 30, 2024. nil in net sales and US$122,575 in net loss of Guangyuan were included in discontinued operations in the consolidated financial statements for the year ended June 30, 2023.

Acquisition of Biowin

On October 21, 2022, the Company, through its wholly-owned subsidiary, Shineco Life, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Shineco Life would acquire 51% of the issued equity interests of Biowin from Seller. On December 30, 2022, Shineco Life closed the acquisition of 51% of the issued equity interests of Biowin. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin, the total consideration of the acquisition was US$12,097,000. According to the Supplementary Agreement, dated as of December 30, 2022, by and among the Shineco Life, the Seller and Biowin, the Seller transferred its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023. The management determined that January 1, 2023 was the acquisition date of Biowin. The acquisition provides a unique opportunity for the Company to step into the Point-of-Care Testing industry.

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

The management performed an evaluation on the impairment of goodwill, and due to the lower-than-expected revenue and profit and unfavorable business environment, the management recorded an impairment loss on goodwill of Biowin, which amounted to US$4,555,996 during the year ended June 30, 2024.

The identifiable goodwill acquired and the carrying value consisted of the following:

	June 30, 2024	June 30, 2023

Goodwill	$6,574,743	$6,574,743
Less: impairment for goodwill	(4,555,996)	-
Goodwill, net	$2,018,747	$6,574,743

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$807,771
Inventories, net	784,336
Other current assets, net	49,979
Property and equipment, net	138,252
Intangible assets	12,683,656
Operating lease right-of-use assets	173,831
Goodwill	6,574,743
Deferred tax assets, net	346,523
Short-term bank loans	(1,594,596)
Accounts payable	(349,989)
Advances from customers	(407,437)
Other current liabilities	(446,729)
Operating lease liabilities - non-current	(45,730)
Deferred tax liabilities	(1,937,804)
Non-controlling interest	(5,301,785)
Total purchase price for acquisition, net of US$621,979 of cash	$11,475,021

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of June 30, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(1,902,548)
Total intangible assets, net	10,781,108
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$10,781,108

The amortization expense of intangible assets was US$1,268,365 and US$634,183 from the continuing operations for the years ended June 30, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil and US$130,887 for the years ended June 30, 2024 and 2023, respectively.

The Company has included the operating results of Biowin in continuing operations in its consolidated financial statements since the Acquisition Date. US$543,791 in net sales and US$5,905,394 in net loss of Biowin were included in the consolidated financial statements for the year ended June 30, 2024. US$550,476 in net sales and US$1,181,289 in net loss of Biowin were included in the consolidated financial statements for the year ended June 30, 2023.

Acquisition of Wintus

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. The management determined that July 31, 2023 was the acquisition date of Wintus.

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

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill, which amounted to US$21,440,360. The results of operations of Wintus have been included in the statements of operations from the date of acquisition.

The management performed an evaluation on the impairment of goodwill, and due to the lower-than-expected revenue and profit and unfavorable business environment, our management recorded an impairment loss on the goodwill of Wintus, which amounted to US$10,268,823 during the year ended June 30, 2024.

The identifiable goodwill acquired and the carrying value consisted of the following:

	June 30, 2024	June 30, 2023

Goodwill	$21,440,360	$-
Less: impairment for goodwill	(10,268,823)	-
Goodwill, net	$11,171,537	$-

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$12,507,353
Advances to suppliers, net	3,513,448
Inventories, net	1,782,180
Derivative financial assets	6,212
Other current assets, net	1,426,163
Property and equipment, net	5,407,301
Intangible assets	36,117,041
Operating lease right-of-use assets	1,999
Goodwill	21,440,360
Short-term bank loans	(12,021,992)
Accounts payable	(6,686,700)
Advances from customers	(78,677)
Tax payable	(600,742)
Deferred income	(77,007)
Other current liabilities	(2,277,877)
Long-term bank loans	(2,071,093)
Operating lease liabilities - non-current	(1,847)
Deferred tax liabilities	(9,186,376)
Non-controlling interest	(8,197,473)
Total purchase price for acquisition, net of US$1,003,678 of cash	$41,002,273

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of June 30, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,273	10
Less: accumulated amortization	(3,253,001)
Total intangible assets, net	32,234,272
Less: intangible assets, net held for discontinued operations	-
Total intangible assets, net held for continuing operations	$32,234,272

The amortization expense of intangible assets was US$3,253,001 and nil from the continuing operations for the years ended June 30, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were US$788,452 and US$177,613 for the years ended June 30, 2024 and 2023, respectively.

The Company has included the operating results of Wintus in continuing operations in its consolidated financial statements since the Acquisition Date. US$9,235,692 in net sales and US$13,433,738 in net loss of Wintus were included in the consolidated financial statements for the year ended June 30, 2024.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of June 30, 2024 and 2023, the outstanding amounts due from related parties consisted of the following:

	June 30, 2024	June 30, 2023

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$318,041	$-
Chongqing Dream Trading Co., Ltd	41,280	-
Wintus China Limited	412,379	-
Fujian Xinglinchun Health Industry Co., Ltd	24,424	-
Shanghai Gaojing Private Fund Management (“Shanghai Gaojing”) (a)	-	396,938
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b)	-	1,441,485
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c)	-	4,534,211
Subtotal	796,124	6,372,634
Less: allowance for credit losses	(412,379)	(1,838,423)
Total due from related parties, net	383,745	4,534,211
Less: due from related parties, held for discontinued operations	-	(4,534,211)
Due from related parties, held for continuing operations	$383,745	$-

a.	The Company owns 32% equity interest in Shanghai Gaojing. Those loans are due on demand and non-interest bearing. The Company made a full impairment on this investment and fully recorded an allowance for credit loss for the amount due from this related party as of June 30, 2023. On June 28, 2024, the Company entered into a share transfer agreement to transfer its 32% equity interest in Shanghai Gaojing to a third party, and the transaction is expected to be completed by March 31, 2025.

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which US$206,738 (RMB 1.5 million) was to be paid by September 30, 2022, US$689,128 (RMB 5.0 million) was to be paid by December 31, 2022, and the remaining loan and unpaid interest was to be paid by June 30, 2023. During the year ended June 30, 2023, the Company received a payment of US$206,738 (RMB 1.5 million) from this related party. However, due to the impact of COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements. Hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance, including the principal and interest, amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for credit loss as of June 30, 2023.

Interest income was nil and US$63,519 from discontinued operations for the years ended June 30, 2024 and 2023, respectively.

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

Interest income was US$21,857 and US$258,034 from discontinued operations for the years ended June 30, 2024 and 2023, respectively.

Due to Related Parties

As of June 30, 2024 and 2023, the Company had related party payables of US$2,875,384 and US$48,046, respectively, in relation to the operations of Biowin and Wintus. As of June 30, 2024 and 2023, the Company had related party payables of nil and US$2,431,191, respectively, in relation to its discontinued business operations including Tenet Jove business and VIE structure. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

As of June 30, 2024 and 2023, the outstanding amounts due to related parties consisted of the following:

	June 30, 2024	June 30, 2023

Wang Sai	$58,846	$-
Li Baolin	-	1,930
Zhao Min (a)	-	409,345
Zhou Shunfang	-	2,019,916
Huang Shanchun	444,595	28,651
Liu Fengming	19,908	4,779
Yan Lixia	-	742
Zhan Jiarui	111,528	1,761
Liu Xiqiao	27,319	2,113
Mike Zhao	-	10,000
Lyu Jiajia (b)	478,547	-
Zhao Pengfei	6,880	-
Wang Xiaohui	342,562	-
Chi Keung Yan	614,427	-
Fuzhou Medashan Biotechnology Co., Ltd.	13,297	-
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	412,479	-
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	344,996	-
Total due to related parties	2,875,384	2,479,237
Less: due to related parties, held for discontinued operations	-	(2,431,191)
Due to related parties, held for continuing operations	$2,875,384	$48,046

a.	During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed additional loan of US$27,565 (RMB 0.2 million), resulted a total outstanding balance including principal and the interest of US$379,217 as of June 30, 2023.

b.	On September 27, 2023, the Company entered into a loan agreement with Lyu Jiajia to borrow US$800,000 as working capital for one year, with a maturity date of September 29, 2024. The loan has a fixed interest rate of 15.0% per annum. The Company repaid totaling $0.4 million during the year ended June 30, 2024. As of June 30, 2024, the total outstanding balance, including principal and the interest, amounted to US$478,547.

Interest expenses on loans due to related parties were US$80,018 and nil from continued operations for the years ended June 30, 2024 and 2023, respectively.

Interest expenses on loans due to related parties were US$1,526 and US$21,766 from discontinued operations for the years ended June 30, 2024 and 2023, respectively.

Sales to a Related Party

The Company made sales of US$1,706,283 and nil to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the years ended June 30, 2024 and 2023.

Loan guarantee provided by related parties

The Company’s related parties provide a guarantee for the Company’s bank loans (see Note 13).

Loan guarantee provided to a related party

Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”) provided a guarantee that amounted to US$687,999 for a bank loan borrowed by Chongqing Yufan, a related party of the Company till December 28, 2025.

Lease from a related party

The Company entered into a two-year lease agreement for the lease of office space from a related party company, of which the CEO is the Company’s shareholder.

As of June 30, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party were US$80,746 and US$163,306, respectively.

During the years ended June 30, 2024 and 2023, the Company incurred operating lease expenses in leases from the related party of US$83,210 and nil, respectively.

NOTE 13 – LOANS

Short-term loans

Short-term loans from third parties

During the year ended June 30, 2024, the Company entered into loan agreements with two third parties. These short-term loans from third parties are mainly used for short-term funding to support the Company’s working capital needs. These loans bear interest or no interest and have terms of no more than three months. As of June 30, 2024, the outstanding balance of short-term loans from third parties amounted to US$1,025,930. One of the loans amounted to US$516,811 was repaid by the Company as of the date of this report, and the other loan amounted to US$509,119 was extended for another four months with a new maturity date of December 31, 2024.

The Company recorded interest expenses from continuing operations of US$13,685 and nil for the years ended June 30, 2024 and 2023, respectively. Interest expenses from discontinued operations were both nil for the years ended June 30, 2024 and 2023.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$412,800	2025/5/21	4.65%
Bank of Jiangsu	405,369	2025/1/20	4.00%
Bank of China(b)	405,920	2024/6/26	4.90%
United Overseas Bank(c)	9,536,508	July 2024 - December 2024	4.20%
Industrial and Commercial Bank of China	412,800	2025/06/20	3.75%
Industrial and Commercial Bank of China(d)	619,199	2024/9/22	3.45%
Bank of China(e)	412,800	2025/2/7	3.45%
Chongqing Rural Commercial Bank(f)	1,307,199	2025/3/18	4.30%
Total short-term bank loans	13,512,595
Less: short-term bank loans, held for discontinued operations	-
Short-term bank loans, held for continuing operations	$13,512,595

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this annual report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

c.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank. As of the date of this annual report, the Company borrowed additional loans of approximately US$4.2 million under this loan agreement.

d.	Guaranteed by the other subsidiary of the Company, Chongqing Wintus. In addition, the Company’s properties with net book values of US$605,195 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

e.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China.

f.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank.

Lender	June 30, 2023	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$413,477	2024/3/29	4.80%
Bank of Jiangsu(b)	413,477	2024/6/13	4.00%
Bank of China(c)	413,477	2024/6/26	4.90%
Total short-term bank loans	1,240,431
Less: short-term bank loans, held for discontinued operations	-
Short-term banks loans, held for continuing operations	$1,240,431

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company, and Biowin Development, the wholly-owned subsidiary of the Company.

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang.

Long-term loans

Long-term bank loans consisted of the following:

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$619,199	2024/9/7	4.85%
Bank of Chongqing(b)	1,093,919	2026/7/3	4.00%
Total long-term bank loans	$1,713,118

Long-term bank loans-current	$632,959

Long-term bank loans-non-current	$1,080,159

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$545,597 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,451,298 were pledged as collateral to secure this loan as of June 30, 2024.

The future maturities of long-term bank loans as of June 30, 2024 were as follows:

Twelve months ending June 30,
2025	$632,959
2026	1,080,159
Total long-term bank loans	$1,713,118

The Company recorded interest expenses from continuing operations of US$600,158 and US$31,059 for the years ended June 30, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 4.27% and 4.45% for the years ended June 30, 2024 and 2023, respectively. Interest expenses from discontinued operations were both nil for the years ended June 30, 2024 and 2023, respectively.

NOTE 14 - CONVERTIBLE NOTES PAYABLE

On June 16, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of June 17, 2022 (“the Note”) to an institutional accredited investor Streeterville Capital, LLC (“Investor”). The Note has the original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date of the Note to June 17, 2023, resulting in an increase of the principal amount to US$3,500,528. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the Note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the repayment of the Notes. Thereafter, the Company signed a second extension amendment dated as June 15, 2023, with the Investor to extend the maturity date to June 17, 2024, thereby increasing the principal amount to US$3,929,498. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the Note during the period from December 22, 2023 to April 16, 2024. The Company signed a third extension amendment dated as June 11, 2024, with the Investor to extend the maturity date to June 17, 2025, thereby increasing the principal amount to US$4,340,781.

On July 16, 2021, the Company entered into a Securities Purchase Agreement (the “July Agreement”) pursuant to which the Company issued two unsecured convertible promissory notes with a one-year maturity term (the “Notes”) to the same Investor. The first convertible promissory note (“Note #1”) has an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note (“Note #2”) has an original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of June 30, 2024, the Notes were fully converted, and shares of the Company’s common stock totaling 1,946,766 were issued by the Company to the Investor, equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note with a maturity date of August 23, 2022 (the “Note”) to the same Investor. The Note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2023, thereby increasing the principal amount to US$11,053,443.50. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek repayment of any portion of the Note during the period from October 21, 2022 to January 20, 2023. Thereafter, the Company signed a second extension amendment dated as June 15, 2023, with the Investor to extend the maturity date to August 23, 2024, thereby increasing the principal amount to US$11,878,241. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the Note during the period from December 22, 2023 to April 16, 2024. The Company signed a third extension amendment dated June 11, 2024, with the Investor to extend the maturity date to August 23, 2025, thereby increasing the principal amount to US$10,698,374.

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

For the years ended June 30, 2024 and 2023, a total of US$655,751 and US$803,355 in amortization of the debt issuance and other costs from continuing operations was recorded on the consolidated statements of loss and comprehensive loss, respectively.

As of June 30, 2024, shares of the Company’s common stock totaling 2,291,998 were issued by the Company to the Investor equaling principal and interests amounted to US$11,288,360, and cash totaling US$650,000 was repaid to the Investor. The Notes balance held for continuing operations was US$13,132,014, with a carrying value of US$13,781,612, net of deferred financing costs of US$649,598 was recorded in the accompanying consolidated balance sheets as of June 30, 2024.

NOTE 15 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged. Biowin is subject to corporate income tax at a reduced rate of 15% starting from December 2019, when it was approved by local government as a High and New Technology Enterprises (“HNTEs”), to December 2022. In December 2022, the Company successfully renewed its HNTE certification with local government and will continue to enjoy the reduced income tax rate of 15% for another three years through December 2025. The subsidiaries of Wintus in the PRC are governed by the Income Tax Laws of the PRC and are currently subject to tax at a statutory rate of 25% on taxable income, except certain subsidiaries that are recognized as small low-profit enterprises. According to the relevant PRC tax policies, once an enterprise meets certain requirements and is identified as a small-scale minimal profit enterprise, the taxable income not more than RMB3 million is subject to a reduced effective rate of 5% during the period from January 1, 2023 to December 31, 2024.

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

i) The components of the income tax provision (benefit) were as follows:

	For the years ended June 30,
	2024	2023
Current income tax provision	$12,774	$-
Deferred income tax benefit	(771,676)	(194,564)
Total income tax benefit	(758,902)	(194,564)
Less: income tax provision, held for discontinued operations	-	-
Income tax benefit, held for continuing operations	$(758,902)	$(194,564)

ii) The components of the deferred tax liability were as follows:

	June 30, 2024	June 30, 2023
Deferred tax assets:
Allowance for credit loss/doubtful accounts	$352,077	$1,360,693
Inventory reserve	1,522	281,237
Net operating loss carry-forwards	1,187,887	1,223,159
Total	1,541,486	2,865,089
Valuation allowance	(1,110,668)	(2,471,066)
Total deferred tax assets	430,818	394,023
Deferred tax liability:
Intangible assets	(10,266,124)	(1,810,615)
Total deferred tax liability	(10,266,124)	(1,810,615)
Deferred tax liability, net	(9,835,306)	(1,416,592)
Less: deferred tax liability, net, held for discontinued operations	-	-
Deferred tax liability, net, held for continuing operations	$(9,835,306)	$(1,416,592)

Movement of the valuation allowance:

	June 30, 2024	June 30, 2023

Beginning balance	$2,471,066	$2,543,366
Acquisition of subsidiaries	154,481	376,085
Disposal of Tenet Jove	(2,392,580)	-
Current year addition (reduction)	881,746	(252,836)
Exchange difference	(4,045)	(195,549)
Ending balance	1,110,668	2,471,066
Less: valuation allowance, held for discontinued operations	-	(2,396,504)
Valuation allowance, held for continuing operations	$1,110,668	$74,562

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the years ended June 30, 2024 and 2023, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	June 30, 2024	June 30, 2023

Income tax payable	$1,268,904	$1,048,188
Value added tax payable	303,739	46,451
Business tax and other taxes payable	1,178	3,834
Total tax payable	1,573,821	1,098,473
Less: tax payable, held for discontinued operations	-	(262,459)
Tax payable, held for continuing operations	$1,573,821	$836,014

Income tax payable - current portion	$1,387,630	$763,328
Less: income tax payable - current portion, held for discontinued operations	-	(262,459)
Income tax payable - current portion, held for continuing operations	$1,387,630	$500,869

Income tax payable - noncurrent portion	$186,191	$335,145
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$186,191	$335,145

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of June 30, 2024 and 2023, the balance of the required statutory reserves was US$4,350,297 and US$4,198,107, respectively.

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

On April 10, 2021, the Company issued 387,219 shares of common stock to selected investors at a price of US$32.00 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was waived by the Company during the year ended June 30, 2024. See Note 18.

On June 13, 2022, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 235,450 shares of common stock of the Company (the “Shares”) at a price of US$21.20 per share. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The Company’s shareholders approved the offer and sale of the Shares at a meeting of the shareholders of the Company that was held on July 21, 2022. The closing for the offer and sale of the Shares occurred on July 26, 2022 and the Company issued the Shares in exchange for gross proceeds of US$5.0 million.

On July 21, 2022, the stockholders of the Company approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), pursuant to which 150,000 shares of the Company’s common stock will be made available for issuance under the 2022 Plan. Pursuant to the terms of the 2022 Plan, no shares shall be granted on or after the date which is ten years from the effective date of the 2022 Plan. On July 27, 2022, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 60,000 shares (the “Shares”). The fair value of the Shares was US$612,000 based on the fair value of share price US$10.20 at July 21, 2022. The Shares were fully vested immediately on the issuance date.

On August 11, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 192,168 shares (the “Shares”) of its common stock at a per share purchase price of US$9.15 (subject to the terms and conditions of the Purchase Agreement) for gross proceeds of up to US$1,758,340. In reliance on the Purchasers’ representations to the Company, the shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, the proceeds were fully collected, and all of the Shares were issued.

On October 21, 2022, the Company, through its wholly-owned subsidiary, Shineco Life, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Shineco Life would acquire 51% of the issued equity interests of Biowin from Seller. As the consideration for the acquisition, the Company paid to Seller US$9.0 million in cash and the Company issued 326,000 shares of the Company’s common stock, par value US$0.001 per share to the equity holders of Biowin or any persons designated by Biowin (Note 11).

On January 12, 2023, the Board of the Company approved the sales of 72,222 shares of the Company’s common stock to the Company’s employees for gross proceeds of up to US$650,000. The proceeds was fully collected as June 30, 2024.

On January 12, 2023, the Board of the Company approved the issuance of 1,000 shares of the Company’s common stock to the Company’s service provider as the compensation for service provided, with a value of US$30,000 based on share price of US$30.00. All of the shares were issued on January 12, 2023.

On May 17, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2022 Plan in the aggregate amount of 16,778 shares (the “Shares”). The fair value of the Shares was US$90,600 based on the fair value of share price US$5.40 at May 17, 2023. The Shares were issued on May 19, 2023.

On June 19, 2023, the Company entered into a certain securities purchase agreement (the “SPA”) with a non-U.S. investor (the “Buyer”), pursuant to which the Company agreed to sell, and the Buyer agreed to purchase an aggregate of up to 113,717 shares of common stock of the Company (the “Shares”) at a price of US$10.50 per share. The transaction contemplated by the SPA was approved by the Company’s board of directors at a board meeting on March 14, 2023. The Company has received gross proceeds of US$1.2 million from the Buyer, and all of the Shares were issued on June 22, 2023.

On June 21, 2023, the Company entered into a certain stock purchase agreement with certain non-U.S. investors (the “Investors”), pursuant to which the Company agreed to sell, and the Investors agreed to purchase, severally and not jointly, an aggregate of up to 400,000 shares of common stock of the Company (the “Shares”) at a price of US$5.00 per share. The transaction contemplated by the agreement was approved by the Company’s board of directors at a board meeting on June 8, 2023. The Company has received gross proceeds of US$2.0 million from the Investors, and all of the Shares were issued on June 22, 2023.

On August 30, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) in the aggregate amount of 380,500 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$540,310 based on the fair value of share price US$1.40 at August 30, 2023. The Shares were issued in September 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. (Note 11).

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 1,200,000 shares (the “Shares”) of its common stock at a per share purchase price of US$1.20 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On February 1, 2024, the Company’s stockholders approved a 1-for-10 reverse stock split of the shares of the Company’s common stock, with a par value of US$0.001 per share, which became effective on February 16, 2024. As a result of the Reverse Stock Split, each of the ten pre-split shares of common stock outstanding will automatically combine and convert to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock will be issued to any shareholders in connection with the Reverse Stock Split. Each shareholder will be entitled to receive one share of common stock in lieu of the fractional share that would have resulted from the Reverse Stock Split. The number of the Company’s authorized common stock also increased to 150,000,000 shares, and the par value of the common stock following the Reverse Stock Split shall remain at US$0.001 per share. As of February 1, 2024, there were 64,129,020 common stock outstanding, and the number of common stock outstanding after the Reverse Stock Split is 6,445,963, taking into account the effect of rounding fractional shares into whole shares. As a result of this Reverse Stock Split, the Company’s shares and per share data as reflected in the consolidated financial statements has been retroactively restated as if the transaction occurred at the beginning of the periods presented.

On March 27, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 285,714 shares (the “Shares”) of its common stock at a per share purchase price of US$1.00 for gross proceeds of up to US$285,714. The Company has received gross proceeds in full from the Investors as of June 30, 2024, and no share has been issued as of the date of this report.

On June 18, 2024, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) in the aggregate amount of 735,600 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$2,331,852 based on the fair value of the share price of US$3.17 on June 18, 2024. The Shares were issued on June 18, 2024

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 1,400,000 shares of common stock of the Company (the “Shares”) at an offering price of US$5.00 per share for gross proceeds of up to US$7.0 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$336,776 and US$581,092 as of June 30, 2024 and 2023, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was nil and US$13,540,534 as of June 30, 2024 and 2023, respectively.

During the years ended June 30, 2024 and 2023, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the year ended June 30, 2024, two customers accounted for approximately 32% of the Company’s total sales from the continuing operations, respectively. As of June 30, 2024, four customers accounted for approximately 80% of the Company’s accounts receivable from the continuing operations.

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

For the year ended June 30, 2024, three vendors accounted for approximately 56% of the Company’s total purchases from the continuing operations, respectively.

For the year ended June 30, 2023, four vendors accounted for approximately 77% of the Company’s total purchases from the continuing operations, respectively. For the year ended June 30, 2023, two vendors accounted for approximately 100% of the Company’s total purchases from the discontinued operations, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Group leases offices for operation under operating leases. Future minimum lease payments of US$275,613 under non-cancellable operating leases with initial terms in excess of one year were included in Note 10.

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

The Company participated in a formal mediation with the defendants Lei Zhang and Yan Li on September 18, 2023. As a result of the mediation, the parties were able to reach a settlement agreement in December 2023. The parties executed a Settlement Agreement on December 21, 2023, and the claims by each side were formally dismissed by the court on December 22, 2023. The subscription receivable amounted to US$3,024,000 was waived by the Company during the fiscal year ended June 30, 2024, and the Company will not retrieve the shares that were issued to the defendants.

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

The operating company of this segment, Wintus, specializes in producing, processing and distributing agricultural products, such as silk and silk fabrics, as well as fresh fruit. The operations of this segment are located in Chongqing, China. Wintus has established approximately 150,000 acres of mulberry orchards in Fuling District and Wulong District of Chongqing. Wintus operates a silk factory in Liangping District, Chongqing that processes silk products, which are then distributed worldwide through dealers. Its products are sold not only in China but also overseas countries such as the United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, and Cambodia), among other countries and regions. In addition to silk products, Wintu also engages in the fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

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

The following table presents summarized information by segment for the year ended June 30, 2024:

	For the year ended June 30, 2024
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$543,791	$9,235,692	$22,373	$4,439	$-	$-	$9,806,295
Cost of revenue and related business and sales tax	224,418	8,647,859	47,411	4,183	-	-	8,923,871
Gross profit (loss)	319,373	587,833	(25,038)	256	-	-	882,424
Gross profit (loss) %	58.7%	6.4%	(111.9)%	5.8%	-	-	9.0%

The following table presents summarized information by segment for the year ended June 30, 2023:

	For the year ended June 30, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma	Other agricultural	Freight
	products	products	products	products	products	services	Total
Segment revenue	$550,476	$-	$-	$43,431	$2,022,219	$426,289	$3,042,415
Cost of revenue and related business and sales tax	424,291	-	-	2,638	2,748,167	294,631	3,469,727
Gross profit (loss)	126,185	-	-	40,793	(725,948)	131,658	(427,312)
Gross profit (loss) %	22.9%	-	-	93.9%	(35.9)%	30.9%	(14.0)%

Total assets as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023

Luobuma products	$-	$4,717,588
Other agricultural products	70,339,148	33,408,143
Freight services	-	4,964,012
Rapid diagnostic and other products	13,750,630	20,379,396
Healthy meals products	89,601	-
Total assets	84,179,379	63,469,139
Less: total assets held for discontinued operations	-	(39,684,744)
Total assets, held for continuing operations	$84,179,379	$23,784,395

NOTE 20 - DISCONTINUED OPERATIONS

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 1,000,000 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the Tenet-Jove Disposal Group have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheet as of June 30, 2024 and 2023. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income (loss) from discontinued operations” in the consolidated statements of loss and comprehensive loss for the years ended June 30, 2024 and 2023.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of June 30, 2024 and 2023 consist of the following:

	June 30, 2024	June 30, 2023
Assets of discontinued operation:
Current assets:
Cash	$-	$13,540,793
Accounts receivables, net	-	2,278,824
Due from related parties	-	4,534,211
Inventories, net	-	16,720,575
Other current assets, net	-	34,643
Total current assets of discontinued operation	-	37,109,046

Property and equipment, net	-	32,777
Long-term deposit and other noncurrent assets	-	4,884
Operating lease right-of-use assets	-	2,538,037
Total assets of discontinued operation	$-	$39,684,744

Liabilities of discontinued operation:
Current liabilities:
Accounts payable	$-	$143,173
Due to related parties	-	2,431,191
Other payables and accrued expenses	-	2,005,519
Operating lease liabilities - current	-	551,502
Taxes payable	-	262,459
Total current liabilities of discontinued operation	-	5,393,844

Operating lease liabilities - non-current	-	1,404,823
Total liabilities of discontinued operation	$-	$6,798,667

The summarized operating result of discontinued operations included in the Company’s consolidated statements of loss and comprehensive loss consist of the following:

	For the Years Ended June 30,
	2024	2023

REVENUE	$4,439	$2,491,939

COST OF REVENUE
Cost of products	4,178	2,242,207
Stock written off due to natural disaster	-	803,186
Business and sales related tax	5	43
Total cost of revenue	4,183	3,045,436

GROSS PROFIT (LOSS)	256	(553,497)

OPERATING EXPENSES
General and administrative expenses	41,033	2,521,778
Selling expenses	28,947	29,951
Total operating expenses	69,980	2,551,729

LOSS FROM OPERATIONS	(69,724)	(3,105,226)

OTHER EXPENSE
Other expense, net	-	(142,258)
Interest income, net	20,269	2,621
Total other income (expense)	20,269	(139,637)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(49,455)	(3,244,863)

BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	(49,455)	(3,244,863)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	8,904,702	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,855,247	(3,244,863)

Net loss attributable to non-controlling interest	(795)	(8,368)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$8,856,042	$(3,236,495)

NOTE 21 - SUBSEQUENT EVENTS

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 1,869,160 shares of common stock, par value US$0.001 per share of the Company, at a public offering price of US$1.07 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 280,374 shares of its common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.6 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses. The Company intends to use approximately 50% of the net proceeds from the Offering for mergers and acquisitions, approximately 25% for repaying outstanding convertible notes, and 25% for general corporate purposes.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 14,985,000 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$0.55 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The Company has received gross proceeds, before deducting the offering expenses payable by the Company, of US$8,241,750 from the issuance and sale of the Shares. The closing of the transaction contemplated by the SPA took place on September 10, 2024.

On September 2, 2024, the Company entered into a loan agreement with Chongqing Rural Commercial Bank to borrow up to US$619,199 as working capital for two years, with a maturity date of September 2, 2026. The loan has a fixed interest rate of 3.35% per annum. Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$540,654 were pledged as collateral to secure this loan.

On September 20, 2024, the Company entered into a loan agreement with Industrial and Commercial Bank of China to borrow up to US$687,999 as working capital for one year, with a maturity date of September 20, 2025. The loan has a fixed interest rate of 3.10% per annum. The loan is guaranteed by Chongqing Wintus, a subsidiary of the Company. In addition, the Company’s properties with net book values of US$602,036 were pledged as collateral to secure this loan.

These consolidated financial statements were approved by management and available for issuance on September 30, 2024, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these consolidated financial statements.

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

(b)	Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fiscal year ended June 30, 2024. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

As of June 30, 2024, management assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the following material weaknesses, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2024:

1.	We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the United States or that have received education from U.S. institutions or other educational programs that would provide adequate relevant education relating to U.S. GAAP. Our Chief Financial Officer has limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Furthermore, our operating subsidiaries are based in China and are therefore required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, remain inadequate and thus constitute a material weakness.

2.	Lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries.

3.	In addition, since we only completed the design of our internal controls and assessments for all of our financial reporting cycles in March 2012, we are not yet able to declare our controls as effective over a sufficient period of time in order to demonstrate the operating effectiveness of our controls as of June 30, 2024. Therefore, we have determined that such lack of time to evaluate the design and operating effectiveness of our controls is also a material weakness.

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

Name	Age	Role	Since

Xiqiao Liu	44	Chief Operating Officer and Director	2022

Sai (Sam) Wang	39	Chief Financial Officer and Director	2015*

Jennifer Zhan	36	Chief Executive Officer and Director	2021

Jin Liu	58	Director (Independent)	2020

Aamir Ali Quraishi	54	Director (Independent)	2022

Mike Zhao	60	Chair of the Board (Independent)	2022

Hu Li	50	Director (Independent)	2021

*	Mr. Sai (Sam) Wang has been our CFO since 2015 and director since 2016.

Xiqiao Liu, age 44, has over 10 years of experience in investment and asset management. Since July 2017, Mr. Liu has been serving as the Deputy Director of the Board Office overseeing the financing and securities of the Company. From July 2015 to May 2017, Mr. Liu worked as a fund manager at Shanghai Shunjia Industry Co., Ltd., a private equity fund. Mr. Liu has a Bachelor of Arts Degree in Economics from Beijing Materials University specializing in stock options, and an MBA degree from Remin University of China.

Sai (Sam) Wang, age 39, became our Chief Financial Officer in February 2015 and Director since 2016. Mr. Wang has worked for Shineco, Inc. since 2011 where he served as Financial Controller until his appointment as our Chief Financial Officer. Mr. Wang has been the supervisory director of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. since 2014. He has served as the General Manager of Qingdao Yinghuanhai International Logistics Co., Ltd. since 2012. Prior to joining Shineco, he worked for Citibank in Shenzhen from 2008 until 2011, where he served as Manager of Corporate Finance. Mr. Wang obtained a Masters in Commerce with a concentration in applied finance from The University of Queensland in 2010. In 2008, he received a bachelor’s degree in Accounting from Griffith University in Australia. Mr. Wang was chosen as a director because he has profound knowledge of our industry and he is experienced with our financial matters.

Jennifer Zhan, age 36, was a founding partner of Tian ‘Ang capital Beijing Investment Management Co., Ltd., a private equity investment firm, since January 2018. Ms. Zhan was mainly responsible for the firm’ daily operation, team building, business expansion, and its private equity investment in the medical and health field. From December 2017 to December 2018, Ms. Zhan served as Vice President of CEB International, an investment company under China Everbright Bank. She was responsible for daily operation and management, established good cooperative relationships with top domestic and foreign investment banks such as Goldman Sachs, JPMorgan Chase, Guotai Junan, SDIC China Merchants, Sequoia Capital, and established venture capital funds in cooperation with Shandong Yantai and other local governments. From January 2015 to November 2017, Ms. Zhan was Deputy Director of Financial Law Division at Jingshi Law Firm, one of the top five law firms in China with 2,000 practicing lawyers. From January 2010 to December 2014, Ms. Zhan served as Chief Business Officer of Greater China at Japan Mitsubishi Japan Machinery Co., Ltd. Ms. Zhan obtained her bachelors’ degree in Business Administration from Beijing Foreign Studies University in 2010 and is studying in the executive MBA program at ESC Pau Business School, France.

Jin Liu, age 58, has served as Executive Vice-President of China Science & Merchants Investment Management Group since 2014. Mr. Liu has served as an independent director of JLU Communication (Symbol: 300597) since 2017. Mr. Liu has the certificate of independent director of listed company issued by Shenzhen Stock Exchange and has experience in the design and transformation of corporate governance structure, capital restructuring and M&A. Mr. Liu received a Master Degree in economics from Dongbei University of Finance & Economics. Mr. Liu was appointed as a Director of the Company because he is an expert in risk control, information disclosure, financial management of domestic and foreign listed companies.

Aamir Ali Quraishi, age 54, has over 25 years of investment banking experience in Europe, Asia and the Middle East, having worked in both bulge bracket and mid cap institutions. Since April 2021, Ms. Quraishi has been serving as the Non-Executive Chairman of Bowen Fintech PLC, a London based special-purpose acquisition company. She started her career at PricewaterhouseCoopers and after achieving her Associate Chartered Accountant, moved on to work for a number of years in the M&A and Capital Markets divisions at Dresdner Kleinwort Wasserstein from 1996 to 2003 and then Libertas Capital Group Plc from 2003 to 2011. From 2014 to 2018, Ms. Quraishi served as a Managing Director of Teneo Capital LLC, a New York headquartered advisory and investment banking firm where she was responsible for the group’s Gulf Cooperation Council, Africa and Asia coverage. From 2018 to 2020, she served as a Board Director of a privately owned investment holdings company with equity interests in public and private companies across several geographies and industry sectors, including healthcare, mining, consumer and real estate. Ms. Quraishi has completed over USD 20 billion in transactions as of the date of this annual report. She graduated with a bachelor’s degree in Economics from Cambridge University in the UK and remains a member of the Institute of Chartered Accountants in England and Wales.

Mike Zhao, age 60. Since April 2018, Mr. Zhao has served as the Director of New York Hua Yang, Inc., a leading real estate company in New York. From July 2016 to March 2018, Mr. Zhao served as the Chief Executive Officer of TD Holdings, Inc. (NASDAQ stock ticker: GLG. Formerly known as China Commercial Credit Inc.). From September 2011 to July 2016, Mr. Zhao was appointed as the Chief Operating Officer and a director of New York Hua Yang, Inc. Mr. Zhao has more the 20 years of management experience in diverse corporations and financial service institutions, with a proven record of productivity, quality and integrity. Mr. Zhao obtained Master of Business Administration degree with the highest honor from University of Bridgeport in Connecticut in May 2003. Mr. Zhao received the Bachelor of Science degree from China Eastern Normal University in Shanghai, China in July 1985.

Hu Li, age 50, was the chief supervisor of Anhui Yihai Mining Equipment Co., Ltd., a public company in China NEEQ Market (Stock Symbol: 831451) since February 2018. From September 2015 to February 2018, Mr. Li served as the Vice General Manager of Shaanxi Huipu Financial Leasing Co., Ltd. He was responsible for daily operation and management and he carried out asset securitization and financial leasing business. From April 2006 to September 2015, Mr. Li was the manager of international department and board secretary of Bodisen Biotech Inc., an Amex listed company then. He was responsible for the company’s financing and investor relations. From July 2000 to March 2006, Mr. Li served as international trading manager of at Yuan Dong Trading Co., Ltd. From September 1995 to June 2000, Mr. Li worked as a bank clerk under the International Department in China Construction Bank, Xi’an Branch. Mr. Li obtained his master’s degree in Business Administration from Xi’an Technology University in 2008 and bachelor’s degree from Xi’an Fanyi University in 1996.

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

Director	Audit Committee	Compensation Committee	Nominating Committee
Jin Liu	(1)(2)(3)	(1)	(1)

Aamir Ali Quraishi	(1)		(1)(2)

Hu Li	(1)	(1)

Mike Zhao		(1)(2)	(1)

(1)	Committee member

(2)	Committee chair

(3)	Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Jin Liu.

Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the SEC. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended June 30, 2024.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our code of ethics to any person who requests a copy in writing to the Secretary of the Company, including the e-mail address or facsimile number of the requesting party. Any written requests should be mailed to us at Shineco, Inc., Room 1707, Block D, Modern City SOHO, No. 88, Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022.

Item 11.	Executive Compensation

The following table shows the annual compensation paid by us for the years ended June 30, 2024 and 2023 to Ms. Jennifer Zhan and Mr. Sai (Sam) Wang, our principal executive officers. We are required to include the compensation of our CEO, regardless of his or her compensation. On June 11, 2024, the Company announced that commencing June 1, 2024, its chief executive officer and director, Jennifer Zhan, chief operating officer and director, Xiqiao Liu, and chief financial officer and director, Sai (Sam) Wang, willingly waived their compensation, including, but not limited to, salary, bonus, stock awards, option awards and any other compensation, and instead, each would receive a nominal annual salary of $1 until the day the Company’s market capitalization reaches $1 billion.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Jennifer Zhan(CEO)	2024	57,504				5,904	63,407
Jennifer Zhan(CEO)	2023	60,000					60,000
Sai (Sam) Wang(CFO)	2024	88,000					88,000
Sai (Sam) Wang(CFO)	2023	96,000					96,000

(1)	Salaries were paid in RMB.

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

Outstanding Equity Awards

There was no equity awards granted to our officers or directors in the year ended June 30, 2024.

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

Director Compensation

During the year ended June 30, 2024, we paid our independent directors an annual cash retainer of $70,000. In the future, we may also provide stock, option, or other equity-based incentives to our directors for their service, except for Jennifer Zhan, Xiqiao Liu and Sai (Sam) Wang, who have willingly waived their compensation as mentioned above. We also reimbursed our directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended June 30, 2024. Directors who are also officers do not receive any additional compensation for their services as directors.

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

The following table sets forth information, as of September 30, 2024, regarding the beneficial ownership of our common stock by any person known to us to be the beneficial owner of more than 5% of the outstanding common stock, by directors and certain executive officers, and by all of our directors and executive officers as a group. Unless otherwise noted, our officers and directors utilize the following address for correspondence purposes: Shineco, Inc., Room 1707, Block D, Modern City SOHO, No. 88, Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022.

Name and Address(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent (%) of Class(2)
Xiqiao Liu	common	0
Sai (Sam) Wang	common	208,330	0.62%
Jennifer Zhan	common	0
Jin Liu	common	0
Aamir Ali Quraishi	common	0
Mike Zhao	common	0
Hu Li	common	0

All Officers and Directors as a Group (7 individuals in total)	common	208,330	0.62%

5% Shareholders Not Mentioned Above:

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: c/o Shineco, Inc., Shineco, Inc., Room 1707, Block D, Modern City SOHO, No. 88, Jianguo Road, Chaoyang District, Beijing, People’s Republic of China 100022.

(2)	The number and percentage of outstanding shares of common stock is based upon 33,817,606 shares outstanding as of September 30, 2024.

Item 13.	Certain Relationships and Related Transactions, and director independence

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

On May 29, 2023, the Board of the Company approved that we pledged the real estate property as collateral to guarantee a personal loan of Mr. Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. Based on the memorandum entered between us and Yuying Zhang, the related party, the related party is expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property is failed to be released by due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo, for a principal amount of 15,000,000 RMB and with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. On May 23, 2024, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and continue to provide a mortgage guarantee for the repayment of the principal amount. If Yuying Zhang fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. As of June 30, 2024, the net book value of the property was US$1,012,381. A copy of the translated pledge agreement is attached herein as Exhibit 10.97 and a copy of the translated loan agreement and its translated supplementary agreement is attached herein as Exhibit 10.98 and 10.99, respectively.

In addition, the Company’s related parties provide guarantee for the Company’s short-term bank loans (see Note 14).

DUE FROM RELATED PARTIES

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of June 30, 2024 and 2023, the outstanding amounts due from related parties consisted of the following:

	June 30, 2024	June 30, 2023

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$318,041	$-
Chongqing Dream Trading Co., Ltd	41,280	-
Wintus China Limited	412,379	-
Fujian Xinglinchun Health Industry Co., Ltd	24,424	-
Shanghai Gaojing Private Fund Management (a.)	-	396,938
Zhongjian Yijia Health Technology (Qingdao) Co., Ltd. (“Zhongjian Yijia”) (b.)	-	1,441,485
Zhongjian (Qingdao) International Logistics Development Co., Ltd. (“Zhongjian International”) (c.)	-	4,534,211
Subtotal	796,124	6,372,634
Less: allowance for doubtful accounts	(412,379)	(1,838,423)
Total due from related parties, net	383,745	4,534,211
Less: due from related parties, held for discontinued operations	-	(4,534,211)
Due from related parties, held for continuing operations	$383,745	$-

a.	The Company owns 32% equity interest in Shanghai Gaojing. Those loans are due on demand and non-interest bearing. The Company made a full impairment on this investment and fully recorded an allowance for credit loss for the amount due from this related party as of June 30, 2023. On June 28, 2024, the Company entered into a share transfer agreement to transfer its 32% equity interest in Shanghai Gaojing to a third party, and the transaction is expected to be completed by March 31, 2025.

b.

On September 17, 2021, the Company entered into a loan agreement with Zhongjian Yijia to with an amount of US$1,642,355 (RMB 11.0 million) for its working capital for one year, with a maturity date of September 16, 2022. The loans bore a fixed annual interest rate of 6.0% per annum. Upon maturity date, the Company signed a loan extension agreement with this related party to extend the loan repayment by installments, among which, US$206,738 (RMB 1.5 million) was to be paid by September 30, 2022, US$689,128 (RMB 5.0 million) was to be paid by December 31, 2022, and the remaining loan and unpaid interest was to be paid by June 30, 2023. During the year ended June 30, 2023, the Company received payment of US$206,738 (RMB 1.5 million) from this related party. However, due to the impact from COVID-19, the Company did not receive the remaining installment repayment and unpaid interests according to the loan agreements. Hence, the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2023, the total outstanding balance including the principal and interest amounted to US$1,441,485 (approximately 10.5 million) as of June 30, 2023, and the management fully recorded an allowance for credit loss as of June 30, 2023.

Interest income was nil and US$63,519 from discontinued operations for the years ended June 30, 2024 and 2023, respectively.

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

Interest income was US$21,857 and US$258,034 from discontinued operations for the years ended June 30, 2024 and 2023, respectively.

DUE TO RELATED PARTIES

As of June 30, 2024 and 2023, the Company had related party payables of US$2,875,384 and US$48,046, respectively, in relation to the operations of Biowin and Wintus. As of June 30, 2024 and 2023, the Company had related party payables of nil and US$2,431,191, respectively, in relation to its discontinued business operations including Tenet Jove business and VIE structure. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

As of June 30, 2024 and 2023, the outstanding amounts due to related parties consisted of the following:

	June 30, 2024	June 30, 2023

Wang Sai	$58,846	$-
Li Baolin	-	1,930
Zhao Min (a)	-	409,345
Zhou Shunfang	-	2,019,916
Huang Shanchun	444,595	28,651
Liu Fengming	19,908	4,779
Yan Lixia	-	742
Zhan Jiarui	111,528	1,761
Liu Xiqiao	27,319	2,113
Mike Zhao	-	10,000
Lyu Jiajia (b)	478,547	-
Zhao Pengfei	6,880	-
Wang Xiaohui	342,562	-
Chi Keung Yan	614,427	-
Fuzhou Medashan Biotechnology Co., Ltd.	13,297	-
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	412,479	-
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	344,996	-
Total due to related parties	2,875,384	2,479,237
Less: due to related parties, held for discontinued operations	-	(2,431,191)
Due to related parties, held for continuing operations	$2,875,384	$48,046

a.

During the year ended June 30, 2022, the Company entered into a series of loan agreements with Zhao Min to borrow an aggregated amount of US$365,797 (RMB 2.45 million) for the Company’s working capital needs for three months, with a maturity date range between July 2022 to September 2022. The loans bore a fixed annual interest rate of 5.0% per annum. Upon maturity date, the Company signed loan extension agreements with Zhao Min to extend the loan period till no later than December 31, 2023, with the same interest rate of 5.0% per annum. During the year ended June 30, 2023, the Company borrowed an additional loan of US$27,565 (RMB 0.2 million), resulting in a total outstanding balance, including principal and interest, of US$379,217 as of June 30, 2023.

b.

On September 27, 2023, the Company entered into a loan agreement with Lyu Jiajia to borrow US$800,000 as working capital for one year, with a maturity date of September 29, 2024. The loan has a fixed interest rate of 15.0% per annum. The Company repaid totaling $0.4 million during the year ended June 30, 2024. As of June 30, 2024, the total outstanding balance, including principal and interest, amounted to US$478,547.

Interest expenses on loans due to related parties were US$80,018 and nil from continued operations for the years ended June 30, 2024 and 2023, respectively.

Interest expenses on loans due to related parties were US$1,526 and US$21,766 from discontinued operations for the years ended June 30, 2024 and 2023, respectively.

SALES TO A RELATED PARTY

The Company made sales of US$1,706,283 and nil to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the years ended June 30, 2024 and 2023.

LOAN GUARANTEE PROVIDED BY RELATED PARTIES

The Company’s related parties provide a guarantee for the Company’s bank loans (see Note 13).

LOAN GUARANTEE PROVIDED TO A RELATED PARTY

Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”) provided a guarantee that amounted to US$687,999 for a bank loan borrowed by Chongqing Yufan, a related party of the Company till December 28, 2025.

LEASE FROM A RELATED PARTY

The Company entered into a two-year lease agreement for the lease of office space from a related party company, of which the CEO is the Company’s shareholder.

As of June 30, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party were US$80,746 and US$163,306, respectively.

During the years ended June 30, 2024 and 2023, the Company incurred operating lease expenses in leases from the related party of US$83,210 and nil, respectively.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees that were billed for audit and other services provided by Assentsure PAC, our independent accountants, for the fiscal year ended June 30, 2024 and 2023, respectively:

	Fiscal Year Ended June 30,
	2024	2023
Audit Fees(1)	$250,000	$250,000
Audit-related Fees(2)	62,650	9,200
Total	$312,650	$259,200

(1)	Audit Fees –This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following documents are filed herewith:

Number	Exhibit
3.1	Certificate of Incorporation of Shineco, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

3.2	Amended and Restated Bylaws of Shineco, Inc.(Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

4.1	Specimen Common Stock Share Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))

4.2	2016 Share Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

4.3	2022 Equity Incentive Plan (Incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022.)

4.4	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)

4.5	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)

4.6	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)

4.7	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)

4.8	2023 Equity Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)

4.9	2024 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 5, 2024)

4.10*	Amendment to Convertible Promissory Note, dated June 11, 2024

4.11*	Amendment to Convertible Promissory Note, dated June 11, 2024

10.1	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.2	Timely Reporting Agreement between Shineco Inc. and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.3	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong, and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.4	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Liu Yu, Zhou Qi, Yang Chunhong (Shareholders from Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd.), and Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.5	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.6	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.7	Power of Attorney by and between Liu Yu and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.8	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.9	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.10	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Shineco Zhisheng (Beijing) Bio-Technology Co., Ltd. dated February 24, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.11	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.12	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.13	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.14	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.15	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.16	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.17	Power of Attorney by and between Yang Chunhong and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.18	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.19	Power of Attorney by and between Wang Sai and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.20	Power of Attorney by and between Yin Weixing and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Freight Forwarding Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.21	Exclusive Business Cooperation Agreement between Beijing Tenet Jove Technological Development Co., Ltd. and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.22	Timely Reporting Agreement between Shineco Inc. and Yantai Zhisheng International Trade Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.23	Equity Interest Pledge Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.24	Exclusive Option Agreement among Beijing Tenet Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.25	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.26	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.27	Power of Attorney by and between Wang Qiwei and Beijing Tenet Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.28	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.29	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.30	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Zhisheng International Trade Co., Ltd. dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.31	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.32	Timely Reporting Agreement between Shineco Inc. and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.33	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.34	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, Wang Sai, Yin Weixing, Zhang Weisheng, Zhou Qi, Yang Chunhong, and Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.35	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.36	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.37	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.38	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.39	Power of Attorney by and between Zhou Qi and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.40	Power of Attorney by and between Yang Chunhong and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Qingdao Zhihesheng Agricultural Produce Services, Co., Ltd. dated May 24, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.41	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.42	Timely Reporting Agreement between Shineco Inc. and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.43	Guarantee Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Wang Qiwei, and Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.44	Power of Attorney by and between Zhang Weisheng and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.45	Power of Attorney by and between Yin Weixing and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.46	Power of Attorney by and between Wang Sai and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.47	Power of Attorney by and between Wang Qiwei and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Yantai Mouping District Zhisheng Agricultural Produce Cooperative dated June 16, 2011. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.48	Exclusive Business Cooperation Agreement between Beijing Tenet-Jove Technological Development Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.49	Timely Reporting Agreement between Shineco Inc. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated July 3, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.50	Equity Interest Pledge Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.51	Exclusive Option Agreement among Beijing Tenet-Jove Technological Development Co., Ltd., Chen Jiping, Chen Xiaoyan, and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.52	Power of Attorney by and between Chen Xiaoyan and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.53	Power of Attorney by and between Chen Jiping and Beijing Tenet-Jove Technological Development Co., Ltd. regarding shareholding of Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated December 31, 2008. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.54	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Sunsimiao Drugstore Chain Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.55	Summary translation of Cooperation Agreement between Shaanxi Pharmacy Holding Group Xi’an Pharmaceutical Co., Ltd. and Ankang Longevity Pharmaceutical (Group) Co., Ltd. dated September 27, 2012. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.56	Summary translation of Loan Contract between Beijing Tenet-Jove Technological Development Co., Ltd. and Beijing Rural Commercial Bank Co., Ltd. Tiantongyuan Branch dated December 31, 2009. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.57	Summary translation of Project Shares Purchase Contract among Yantai Zhisheng International Freight Forwarding Co., Ltd., Yantai Mouping District Zhisheng Agricultural Produce Cooperative and Zhejiang Zhen’Ai Network Warehousing Services Co., Ltd. dated October 21, 2013. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.58	Summary translation of Contractual Management/Operation Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated March 1, 2013. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.59	Summary translation of Supplementary Agreement between Ankang Longevity Pharmaceutical Group Chain Co., Ltd. and Qiu Haiyin dated February 28, 2014. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))

10.60	Form of Independent Director Engagement Letter (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

10.61	2016 Share Incentive Plan (included in Exhibit 4.2) (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

10.62	Translated Definitive Share Exchange and Acquisition Agreement between Xinjiang Taihe and Western Xinjiang Tiansheng Agricultural Development Co., Ltd., dated December 6, 2017 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2017)

10.63	Common Stock Purchase Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.64	Registration Rights Agreement between the Company and IFG Opportunity Fund LLC, dated January 23, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 26, 2018)

10.65	Termination Agreement between the Company and IFG Opportunity Fund LLC, dated July 3, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 5, 2018)

10.66	Form of Securities Purchase Agreement among the Company and selected investors, dated September 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 28, 2018)

10.67	Form of Securities Purchase Agreement dated December 10, 2020 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 15, 2020)

10.68	Form of Stock Purchase Agreement by and between the Company and the Purchasers dated April 14, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 1, 2021)

10.69	Employment Agreement dated May 6, 2021 by and between Shineco, Inc. and Ou Yang (Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 7, 2021)

10.70	English translation of the Restructuring Agreement, dated June 8, 2021, by and among the Company, Tenet-Jove, Ankang Longevity, the Ankang Shareholders, Guangyuan, and the Guangyuan Shareholders (Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 28, 2022)

10.71	Exclusive Business Cooperation Agreement, dated June 8, 2021, by and between Tenet-Jove and Guangyuan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.72	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.73	Equity Interest Pledge Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.74	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Baolin Li) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.75	Exclusive Option Agreement, dated June 8, 2021, by and among Tenet-Jove, Guangyuan, and the Guangyuan Shareholder (Yufeng Zhang) (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.76	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Baolin Li) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.77	Power of Attorney, dated June 8, 2021, by and between the Guangyuan Shareholder (Yufeng Zhang) and Tenet-Jove (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.78	English translation of the Termination Agreement, dated June 8, 2021, by and among Tenet-Jove, Ankang Longevity, and the Ankang Shareholders (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 11, 2021)

10.79	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.80	Director Offer Letter dated July 14, 2021 by and between Shineco, Inc. and Mike Zhao (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 15, 2021)

10.81	Employment Agreement dated July 15, 2021 by and between Shineco, Inc. and Jennifer Zhan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 16, 2021)

10.82	Convertible Promissory Note dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.83	Convertible Promissory Note #1 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.84	Convertible Promissory Note #2 dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.85	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated June 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.86	Securities Purchase Agreement between Shineco, Inc. and Streeterville Capital, LLC dated July 16, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 21, 2021)

10.87	Convertible Promissory Note dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.88	Securities Purchase Agreement between Shineco, Inc., and Streeterville Capital, LLC dated August 19, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2021)

10.89	Offer Letter dated September 2, 2021, by and between Shineco, Inc., and Mr. Hu Li (Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2021)

10.90	Securities Purchase Agreement between Shineco, Inc., and GHS Investments, LLC, dated December 6, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 6, 2021)

10.91	Form of Share Transfer Agreements by and between Shineco, Inc., and Beijing Qing Chuang Technology Incubator Co., Ltd., Hangzhou Sheng Dou Shi Bio Technology Co., Ltd. and Peng He, respectively, dated January 18, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 19, 2022)

10.92	Form of Securities Purchase Agreement between Shineco, Inc., and Jing Wang dated as of April 11, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 14, 2022)

10.93	Form of Stock Purchase Agreement by and between Shineco, Inc., and the Purchasers dated as of June 13, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 17, 2022)

10.94	2022 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on July 25, 2022)

10.95	Form of Stock Purchase Agreement by and between Shineco, Inc., and the Investors dated as of August 11, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 17, 2022)

10.96	Director Offer Letter dated August 17, 2022, by and between Shineco, Inc., and Aamir Ali Quraishi (Incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2022)

10.97

English translation of the Pledge Agreement dated May 29, 2023, by and between Beijing Shineco Chiongshi Information Consulting Co. Ltd. and Weiqing Guo (Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 28, 2023)

10.98	English translation of the Loan Agreement dated May 24, 2022, by and between Yuying Zhang and Weiqing Guo (Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 28, 2023)

10.99	English translation of the Supplementary Agreement dated May 23, 2023, by and between Yuying Zhang and Weiqing Guo (Incorporated by reference to the Company’s Form 10-K filed with the SEC on September 28, 2023)

14.1	Code of Ethics of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)

21.1*	List of subsidiaries of the Company

23.1*	Consent of Assentsure PAC, current Independent Registered Public Accounting Firm

31.1*	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1**	Certifications of CEO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC. (Registrant)

Date: September 30, 2024	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer

Date: September 30, 2024	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jennifer Zhan	Chief Executive Officer	September 30, 2024
Jennifer Zhan	(Principal Executive Officer)

/s/ Sai (Sam) Wang	Chief Financial Officer and Director	September 30, 2024
Sai (Sam) Wang	(Principal Accounting and Financial Officer)

/s/ Jin Liu	Director	September 30, 2024
Jin Liu

/s/ Xiqiao Liu	Director	September 30, 2024
Xiqiao Liu

/s/ Aamir Ali Quraishi	Director	September 30, 2024
Aamir Ali Quraishi

/s/ Hu Li	Director	September 30, 2024
Hu Li

/s/ Mike Zhao	Chairman	September 30, 2024
Mike Zhao

