Form 10-Q
period 2024-09-30
SHINECO, INC.
filed 2024-11-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(+86) 10-68130220

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

As of November 14, 2024, there were 1,734,245 shares of common stock, par value $0.001 per share, outstanding.

i

On October 21, 2024, the Company’s stockholders approved a reverse stock split of the Company’s common stock, with a par value of $0.001 per share (the “Common Stock”), at a ratio of not less than 1-fo-2 and not more than 1-for-24, subject to the Company’s board of directors’ (the “Board”) authority to determine the ratio, and on October 23, 2024, the Board approved a 1-for-24 reverse stock split of the Common Stock, which became effective on November 12, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each of the twenty-four pre-split shares of the Common Stock outstanding automatically combined and converted to one issued and outstanding share of the Common Stock without any action on the part of the stockholders. Unless otherwise indicated, all share amounts and per share amounts in this report have been presented to give effect to the 1-for-24 reverse stock split of the shares of the Common Stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,033	$366,140
Restricted cash	15,681	28,896
Accounts receivable, net	808,556	1,215,114
Due from related parties	348,737	383,745
Inventories, net	2,431,753	1,588,525
Advances to suppliers, net	16,781,110	10,020,707
Derivative financial assets	6,610	6,380
Other current assets, net	11,052,078	7,294,454
TOTAL CURRENT ASSETS	31,687,558	20,903,961

Property and equipment, net	6,320,643	6,279,759
Land use right, net	616,133	615,607
Intangible assets, net	41,837,606	43,043,733
Goodwill	13,190,284	13,190,284
Operating lease right-of-use assets	161,693	146,035
TOTAL ASSETS	$93,813,917	$84,179,379

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$14,251,420	$14,538,525
Long-term loans - current portion	14,255	632,959
Accounts payable	1,536,368	812,914
Contract liabilities	6,699,226	246,850
Due to related parties	2,315,223	2,875,384
Other payables and accrued expenses	1,880,598	2,528,355
Operating lease liabilities - current	301,980	272,787
Convertible note payable - current	10,562,428	4,194,841
Deferred income	76,541	72,610
Taxes payable	1,355,110	1,387,630
TOTAL CURRENT LIABILITIES	38,993,149	27,562,855

Income tax payable - non-current portion	186,191	186,191
Operating lease liabilities - non-current	25,182	-
Convertible note payable - non-current	-	8,937,173
Long-term loans - non-current	1,753,416	1,080,159
Deferred tax liability	9,526,021	9,835,306
TOTAL LIABILITIES	50,483,959	47,601,684

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 150,000,000 shares authorized; 1,481,197 and 332,215 shares issued and outstanding at September 30, 2024 and June 30, 2024*	1,481	332
Additional paid-in capital	89,182,090	69,476,805
Subscription receivable	(3,855,458)	-
Subscribed common stock	-	6,728,291
Statutory reserve	4,350,297	4,350,297
Accumulated deficit	(56,359,471)	(54,336,629)
Accumulated other comprehensive loss	(38,004)	(218,163)
Total Stockholders’ equity of Shineco, Inc.	33,280,935	26,000,933
Non-controlling interest	10,049,023	10,576,762
TOTAL EQUITY	43,329,958	36,577,695

TOTAL LIABILITIES AND EQUITY	$93,813,917	$84,179,379

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023

REVENUE	$2,174,285	$1,645,857

COST OF REVENUE
Cost of products	1,881,519	1,545,925
Business and sales related tax	925	977
Total cost of revenue	1,882,444	1,546,902

GROSS PROFIT	291,841	98,955

OPERATING EXPENSES
General and administrative expenses	2,636,575	3,259,465
Selling expenses	32,241	47,833
Research and development expenses	13,418	23,698
Total operating expenses	2,682,234	3,330,996

LOSS FROM OPERATIONS	(2,390,393)	(3,232,041)

OTHER INCOME (EXPENSE)
Investment income from derivative financial assets	2,277	2,768
Other income (expenses), net	(51,935)	818
Amortization of debt issuance and other costs	(188,712)	(166,823)
Interest expenses, net	(222,316)	(369,211)
Total other expenses	(460,686)	(532,448)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM CONTINUING OPERATIONS	(2,851,079)	(3,764,489)

BENEFIT FOR INCOME TAXES	(292,951)	(251,366)

NET LOSS FROM CONTINUING OPERATIONS	(2,558,128)	(3,513,123)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	-	(49,455)
Income from disposal of discontinued operations	-	8,904,702
Net income from discontinued operations	-	8,855,247

NET INCOME (LOSS)	(2,558,128)	5,342,124

Net loss attributable to non-controlling interest	(535,286)	(24,071)

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(2,022,842)	$5,366,195

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,558,128)	$5,342,124
Other comprehensive income: foreign currency translation loss	187,706	97,965
Total comprehensive income (loss)	(2,370,422)	5,440,089
Less: comprehensive loss attributable to non-controlling interest	(527,739)	(40,544)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(1,842,683)	$5,480,633

Weighted average number of shares basic and diluted*	862,839	131,678

Basic and diluted earnings (loss) per common share	$(2.34)	$40.75

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(2.34)	(26.50)
Discontinued operations - Basic and Diluted	-	67.25
Net earnings (loss) per common share - basic and diluted	(2.34)	40.75

*	Retrospectively restated for effect of the Reverse Stock Splits on February 16, 2024 and November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	COMMON STOCK		SUBSCRIPTION	COMMON STOCK	ADDITIONAL PAID-IN	STATUTORY	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2023	109,972	$110	$(3,782,362)	$-	$68,873,846	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	41,667	42	-	-	2,299,958	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-		(8,904,702)	-	-	4,880,164	-	(4,024,538)
Issuance of common shares for convertible notes redemption	37,656	38	-	-	1,329,962	-	-	-	-	1,330,000
Common stock issued for management and employees	15,854	16	340,010	-	540,295	-	-	-	-	880,321
Net loss from continuing operations for the period	-	-	-	-	-	-	(3,489,847)	-	(23,276)	(3,513,123)
Net income (loss) from discontinued operation for the period	-	-	-	-	-	-	8,856,042		(795)	8,855,247
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	114,438	(16,473)	97,965
Balance at September 30, 2023	205,149	$206	$(3,442,352)	$-	$64,139,359	$4,198,107	$(26,369,227)	$(108,567)	$12,448,077	$50,865,603

Balance at June 30, 2024	332,215	$332	$-	$6,728,291	$69,476,805	$4,350,297	$(54,336,629)	$(218,163)	$10,576,762	$36,577,695
Stock issuance	760,590	761	(3,855,458)	(6,728,291)	17,010,542	-	-	-	-	6,427,554
Issuance of common shares for convertible notes redemption	377,375	377	-	-	2,554,622	-	-	-	-	2,554,999
Common stock issued for management and employees	11,017	11	-	-	140,121	-	-	-	-	140,132
Net loss from continuing operations for the year	-	-	-	-	-	-	(2,022,842)	-	(535,286)	(2,558,128)
Foreign currency translation gain	-	-	-	-	-	-	-	180,159	7,547	187,706
Balance at September 30, 2024	1,481,197	$1,481	$(3,855,458)	$-	$89,182,090	$4,350,297	$(56,359,471)	$(38,004)	$10,049,023	$43,329,958

*	Retrospectively restated for effect of the Reverse Stock Splits on February 16, 2024 and November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,558,128)	$5,342,124
Net income from discontinued operations, net of tax	-	8,855,247
Net loss from continuing operations	(2,558,128)	(3,513,123)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,344,146	1,044,646
Gain from disposal of property and equipment	(769)	-
Allowance for credit losses and doubtful accounts	548,366	29,670
Reversal of inventory reserve	(30,893)	(26,232)
Deferred tax benefit	(293,432)	(251,366)
Amortization of right of use assets	39,460	17,550
Common stock issued for management and employees	140,132	540,310
Amortization of debt issuance and other costs	188,712	166,823
Accrued interest expense for convertible notes	196,702	233,281
Accrued interest income from third parties	(192,172)	-

Changes in operating assets and liabilities:
Accounts receivable	35,218	3,989,078
Advances to suppliers	(6,411,163)	736,974
Inventories	(739,576)	(24,869)
Other current assets	(119,341)	221,111
Accounts payable	679,982	(5,061,341)
Contract liabilities	6,311,658	87,085
Deferred income	1,289	136,808
Other payables and accrued expenses	(1,161,835)	383,923
Other long-term payable	-	(35,238)
Operating lease liabilities	(6,005)	694
Taxes payable	(57,583)	(16,908)
Net cash used in operating activities from continuing operations	(2,085,232)	(1,341,124)
Net cash used in operating activities from discontinued operations	-	(162,009)
Net cash used in operating activities	(2,085,232)	(1,503,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(16,064)	(4,106)
Proceeds from disposal of property and equipment	869	-
Payment made for loans to third parties	(535,779)	(103,642)
Payment made for loans to related parties	47,826	96,888
Payment for derivative financial assets	(21,873)	(9,121)
Redemption of derivative financial assets	21,873	8,844
Acquisition of subsidiaries, net of cash	-	1,003,678
Prepayment for business acquisition	(2,630,000)	-
Disposal of VIEs - Tenet-Jove, net of cash	-	(13,889,752)
Net cash used in investing activities from continuing operations	(3,133,148)	(12,897,211)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(3,133,148)	(12,897,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,959,924	4,002,118
Repayment of short-term loans	(5,229,438)	(3,631,568)
Proceeds from long-term loans	628,369	-
Repayment of long-term loans	(635,351)	(13,772)
Repayment of loan from third party	(524,464)	-
Repayment of convertible note	(400,000)	-
Proceeds from issuance of common stock	6,427,554	340,010
Repayments of advances from related parties	(160,113)	(83,233)
Net cash provided by financing activities from continuing operations	5,066,481	613,555
Net cash provided by financing activities from discontinued operations	-	292,548
Net cash provided by financing activities	5,066,481	906,103

EFFECT OF EXCHANGE RATE CHANGE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,577	202,508

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(136,322)	(13,291,733)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	395,036	14,166,759

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$258,714	$875,026

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$151,016	$118,851

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$2,554,999	$1,330,000
Issuance of common shares for proceeds received in prior year	$6,728,291	$-
Issuance of common shares for business acquisition	$-	$2,300,000
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$-	$37,705,951
Right-of-use assets obtained in exchange for operating lease obligations	$42,077	$32,666

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

On December 30, 2022, Shineco Life closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Shineco Life. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 13,583 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin. According to the Supplementary Agreement, dated as of December 30, 2022, by and among Shineco Life, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Wintus Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Wintus Sellers 100% of the Company’s equity interest in Tenet-Jove.

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

NOTE 2. GOING CONCERN

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses from continuing operations of US$2.6 million and US$3.5 million, and continuing cash outflow of US$2.1 million and US$1.3 million from operating activities for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and June 30, 2024, the Company had accumulated a deficit of US$56.4 million and US$54.3 million, and as of September 30, 2024, the Company had negative working capital of US$7.3 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders.

Despite those negative financial trends, as of September 30, 2024, the Company had taken the following actions to enhance the Company’s liquidity:

1)	On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

2)	On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of the Common Stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of the Common Stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

3)	On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of September 30, 2024, proceeds of approximately US$4.4 million were received, and the remaining proceeds are expected to be fully received by December 31, 2024.

4)	The Company has borrowed funds from commercial banks and third parties. As of September 30, 2024, the Company had US$14.3 million in short-term loans outstanding and US$1.8 million in long-term loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity needs 12 months from the date of this filing.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2024, which was filed on September 30, 2024.

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, for which the Company is the primary beneficiary, including the Hong Kong-registered entities and PRC-registered entities owned by the Company. The results of subsidiaries acquired or disposed of are recorded in the unaudited condensed consolidated income statements from the effective date of acquisition or up to the effective date of disposal, as appropriate. A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power, or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors or to cast a majority of votes at the meetings of the board of directors or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders. However, if the Company demonstrates its ability to control the VIE through the power to govern the activities that most significantly impact the VIE’s economic performance and is obligated to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, then the entity is consolidated. All intercompany transactions and balances among the Company, its subsidiaries, and the VIE have been eliminated upon consolidation.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	For the three months ended September 30,
	2024	2023
Income from operations	$-	$60,426
Net income	$-	$60,426

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of September 30, 2024 and June 30, 2024, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of September 30, 2024 and June 30, 2024, the allowance for credit losses was US$1,820,083 and US$1,356,873, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of September 30, 2024 and June 30, 2024, the allowance for uncollectible advances to suppliers was US$260,962 and US$111,483, respectively.

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

ASC Topic 326 is also applicable to loans to third parties that are included in the other current assets on the unaudited condensed consolidated balance sheets. Management estimates the allowance for credit losses on loans that do not share similar risk characteristics on an individual basis. The key factors considered when determining the above allowances for credit losses include estimated loan collection schedule, discount rate, and assets and financial performance of the borrowers.

Expected credit losses are recorded as general and administrative expenses on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount previously reserved, the Company will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2024 and June 30, 2024, the inventory reserve was nil and US$30,443, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the three months ended September 30, 2024 and 2023, the Company did not recognize any impairment of its ROU assets.

Lessor accounting

The Company rents out its office to a third party, which is classified as an operating lease in accordance with Topic 842. The revenue from an operating lease is recognized in other income in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) on a straight-line basis over the term of the lease.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the three months ended September 30, 2024 and 2023, the Company did not recognize any impairment of its long-lived assets.

Derivative Financial Assets

Derivative financial assets are measured at fair value and recognized as either assets or liabilities on the unaudited condensed consolidated balance sheets in either other current or non-current assets or other current liabilities or non-current liabilities, depending upon maturity and commitment. Changes in the fair value of derivatives are either recognized periodically in the unaudited condensed consolidated statements of comprehensive income (loss) or in other comprehensive income (loss), depending on the use of the derivatives and whether they qualify for hedge accounting.

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

The outstanding derivative financial assets as of September 30, 2024 and June 30, 2024 were US$6,610 and US$6,380, respectively. Investment income from derivative financial assets was US$2,277 and US$2,768 for the three months ended September 30, 2024 and 2023, and the change in fair value of derivative financial assets was immaterial for the three months ended September 30, 2024 and 2023, respectively.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions as of September 30, 2024 and June 30, 2024. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries as of September 30, 2024, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2022 and thereafter. As of September 30, 2024, the tax years ended December 31, 2019 through December 31, 2023 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, as of September 30, 2024 and June 30, 2024 were translated at 1 RMB to 0.1426 USD and at 1 RMB to 0.1376 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended September 30, 2024 and 2023 were 1 RMB to 0.1396 USD and 1 RMB to 0.1382 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the three months ended September 30, 2024 and 2023, total research and development expense from continuing operations were US$13,418 and US$23,698, respectively. No research and development expense were from discontinued operations for the three months ended September 30, 2024 and 2023.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income. The foreign currency translation gain resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss).

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the three months ended September 30, 2024 and 2023.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
Net loss from continuing operations attributable to Shineco	$(2,022,842)	$(3,489,847)
Net income from discontinued operations attributable to Shineco	-	8,856,042
Net income (loss) attributable to Shineco	(2,022,842)	5,366,195

Weighted average shares outstanding - basic and diluted*	862,839	131,678

Net loss from continuing operations per share of common share
Basic and diluted	$(2.34)	$(26.50)

Net earnings from discontinued operations per share of common share
Basic and diluted	$-	$67.25

Net earnings (loss) per share of common share
Basic and diluted	$(2.34)	$40.75

*	Retrospectively restated for effect of the Reverse Stock Splits on February 16, 2024 and November 12, 2024.

New Accounting Pronouncements

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	September 30, 2024	June 30, 2024

Accounts receivable	$2,628,639	$2,571,987
Less: allowance for credit losses	(1,820,083)	(1,356,873)
Accounts receivable, net	$808,556	$1,215,114

Movement of allowance for credit losses is as follows:

	September 30, 2024	June 30, 2024

Beginning balance	$1,356,873	$8,153,850
Acquisition of subsidiaries	-	173,101
Charge to allowance	405,878	118,499
Less: disposal of VIEs	-	(7,195,304)
Foreign currency translation adjustments	57,332	106,727
Ending balance	$1,820,083	$1,356,873

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	September 30, 2024	June 30, 2024

Raw materials	$298,440	$290,152
Work-in-process	179,097	338,902
Finished goods	1,954,216	989,914
Less: inventory reserve	-	(30,443)
Total inventories, net	$2,431,753	$1,588,525

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

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	September 30, 2024	June 30, 2024

Advances to suppliers	$17,042,072	$10,132,190
Less: allowance for doubtful accounts	(260,962)	(111,483)
Advance to suppliers, net	$16,781,110	$10,020,707

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	September 30, 2024	June 30, 2024

Beginning balance	$111,483	$10,167,448
Acquisition of subsidiaries	-	6,385
Charge to allowance	142,488	102,514
Less: disposal of VIEs	-	(10,325,224)
Foreign currency translation adjustments	6,991	160,360
Ending balance	$260,962	$111,483

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	September 30, 2024	June 30, 2024

Loans to third parties (1)	$10,491,713	$9,445,164
Other receivables (2)	2,593,910	2,464,188
Prepayment for business acquisition (3)	2,630,000	-
Short-term deposits	45,681	39,966
Prepaid expenses	2,873	1,658
Subtotal	15,764,177	11,950,976
Less: allowance for credit losses	(4,712,099)	(4,656,522)
Total other current assets, net	$11,052,078	$7,294,454

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. As of September 30, 2024, loans that amounted to US$1,018,722 were carried forward from fiscal year 2023. On September 20, 2023, the Company lent a loan amounting to US$106,916 to a third party for one year, with a maturity date of September 19, 2024. The loan was extended for one year upon maturity. On December 31, 2023, the Company lent a loan amounting to US$1,478,001 to two third parties for one year, with a maturity date of December 30, 2024. On May 28, 2024, the Company lent a loan amounting to US$2,851,082 to a third party for one year, with a maturity date of May 27, 2025. On June 5, 2024, the Company lent a loan amounting to US$4,233,857 to a third party for one year, with a maturity date of June 4, 2025. For loans entered on May 28, 2024 and June 5, 2024, the Company entered into Debt Transfer Agreements with the borrowers (the “Original Borrowers”) and another third party (the “New Borrower”) on August 20, 2024, pursuant to which the Original Borrowers transferred all their debts to the New Borrower, and the New Borrower agreed to fulfill its repayments obligation to the Company in accordance with the term of the original loan agreements. On July 24, 2024 and September 18, 2024, the Company lent loans amounting to US$114,043 and US$390,160 to two third parties for one year, with a maturity date of July 23, 2025 and September 17, 2025, respectively. In addition, the Company also lent a loan amounting to US$42,766 to a third party during the three months ended September 30, 2024, and the amount is due on demand. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable, and the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of September 30, 2024 and June 30, 2024, the total outstanding balance, including principal and interest, amounted to US$10,491,713 and US$9,445,164, respectively, and the allowance for credit losses was US$2,603,639 and US$2,548,557, respectively. The Company’s management will continue putting effort into the collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses, as well as advances for services to other third party.

3)	The amount pertains to prepaid purchase consideration made for the acquisition of Jiangsu Fuwang Medical Equipment Co., Ltd (“Fuwang Medical”). The Company entered into an Equity Acquisition Framework Agreement with a shareholder of Fuwang Medical for the acquisition of his equity interests in Fuwang Medical, and the Company made partial payment of the consideration during the three months ended September 30, 2024.

Movement of allowance for credit losses is as follows:

	September 30, 2024	June 30, 2024

Beginning balance	$4,656,522	$3,287,793
Acquisition of subsidiaries	-	36,393
Charge to allowance	-	2,248,574
Less: disposal of VIEs	-	(610,751)
Foreign currency translation adjustments	55,577	(305,487)
Ending balance	$4,712,099	$4,656,522

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2024	June 30, 2024

Buildings	$6,324,352	$6,167,928
Machinery and equipment	3,171,944	3,051,688
Motor vehicles	267,456	275,366
Office equipment	101,461	97,882
Fixture and furniture	105,607	101,936
Construction in progress	238,966	230,661
Subtotal	10,209,786	9,925,461
Less: accumulated depreciation and amortization	(3,796,620)	(3,556,394)
Less: accumulated impairment for property and equipment	(92,523)	(89,308)
Total property and equipment, net	$6,320,643	$6,279,759

Depreciation and amortization expense charged to the continuing operations was US$132,208 and US$133,257 for the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization expense charged to the discontinued operations was nil and US$2,403 for the three months ended September 30, 2024 and 2023, respectively.

The Company also provides its customers with specialized testing devices as its customers could only use these devices to generate results from these rapid diagnostic products. The ownership of these specialized testing devices is not transferred to its customers, but remains as the Company’s properties. The specialized testing devices will be returned to the Company when they are no longer required by the customer. As of September 30, 2024 and June 30, 2024, properties with net book values of US$19,491 and US$24,223 were held by the Company’s customers.

On May 29, 2023, the Company’s Board approved the pledge of real estate property as collateral to guarantee a personal loan of Yuying Zhang, the former chairman of the Board and legal representative of Tenet-Jove. This collateral was provided in exchange for the transfer of the real estate title from Yuying Zhang to a subsidiary of the Company. According to the memorandum between the Company and Yuying Zhang, it was anticipated that the loan would be repaid and the pledge would be released before May 31, 2024. The Company retains the right to claim full compensation if the property is not released by the due date. On May 24, 2023, Yuying Zhang entered into a loan agreement with Weiqing Guo for a principal amount of RMB 15,000,000, with a due date of May 23, 2023. On May 23, 2023, Yuying Zhang entered into a supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. On May 23, 2024, Yuying Zhang entered into another supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and the real estate property continued to be pledged until May 23, 2025. If Yuying Zhang fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. As of September 30, 2024 and June 30, 2024, the net book value of the property was US$1,039,868 and US$1,012,381, respectively.

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

	September 30, 2024	June 30, 2024

Land use rights	$718,146	$709,840
Less: accumulated amortization	(102,013)	(94,233)
Total land use rights, net	$616,133	$615,607

Amortization expense charged to the continuing operations was US$4,849 and US$3,314 for the three months ended September 30, 2024 and 2023, respectively.

No amortization expense charged to the discontinued operations for the three months ended September 30, 2024 and 2023, respectively.

The estimated future amortization expenses are as follows:

12 months ending September 30:
2025	$19,492
2026	19,492
2027	19,492
2028	19,492
2029	19,492
Thereafter	518,673
Total	$616,133

NOTE 10 - LEASES

Lessee

The Company leases offices space and warehouse under non-cancelable operating leases, with terms ranging from one to seven and a half years. The lease terms vary from 2 years to 7.5 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

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

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	September 30, 2024	June 30, 2024

ROU lease assets	$161,693	$146,035

Operating lease liabilities – current	301,980	272,787
Operating lease liabilities – non-current	25,182	-
Total operating lease liabilities	$327,162	$272,787

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.11	1.00
Weighted average discount rate	4.33%	4.38%

The components of lease expenses for continuing operations were as follows:

	For the three months ended September 30,
	2024	2023
Lease cost
Amortization of right-of-use assets	$38,174	$15,275
Interest of operating lease liabilities	1,286	2,275
Total lease cost	$39,460	$17,550

Rent expenses totaled US$91,018 and US$40,551 from the continuing operations for the three months ended September 30, 2024 and 2023, respectively.

Rent expenses totaled nil and US$51,778 from the discontinued operations for the three months ended September 30, 2024 and 2023, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024:

Remainder of 2025	$298,650
2026	25,660
2027	6,415
Total lease payments	330,725
Less: imputed interest	(3,563)
Present value of lease liabilities	$327,162

Lessor

On September 21, 2023, the Company entered into a two-year rental agreement with a third party to lease its property for its office space. Rental income of US$15,468 and nil was recorded in other income, net on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2024 and 2023, respectively.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the three months ended September 30, 2024 and 2023.

The Company has included the operating results of Guangyuan in the unaudited condensed consolidated financial statements since the Acquisition Date. nil in net sales and US$12,519 in net loss of Guangyuan were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended September 30, 2023.

Acquisition of Biowin

On October 21, 2022, the Company, through its wholly-owned subsidiary, Shineco Life, entered into a stock purchase agreement with the Seller and Biowin, pursuant to which Shineco Life would acquire 51% of the issued equity interests of Biowin from Seller. On December 30, 2022, Shineco Life closed the acquisition of 51% of the issued equity interests of Biowin. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 13,583 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin, the total consideration of the acquisition was US$12,097,000. According to the Supplementary Agreement, dated as of December 30, 2022, by and among the Shineco Life, the Seller and Biowin, the Seller transferred its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023. The management determined that January 1, 2023 was the acquisition date of Biowin. The acquisition provides a unique opportunity for the Company to step into the Point-of-Care Testing industry.

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

The identifiable goodwill acquired and the carrying value consisted of the following:

	September 30, 2024	June 30, 2024

Goodwill	$6,574,743	$6,574,743
Less: impairment for goodwill	(4,555,996)	(4,555,996)
Goodwill, net	$2,018,747	$2,018,747

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$807,771
Inventories, net	784,336
Other current assets, net	49,979
Property and equipment, net	138,252
Intangible assets	12,683,656
Operating lease right-of-use assets	173,831
Goodwill	6,574,743
Deferred tax assets, net	346,523
Short-term bank loans	(1,594,596)
Accounts payable	(349,989)
Advances from customers	(407,437)
Other current liabilities	(446,729)
Operating lease liabilities - non-current	(45,730)
Deferred tax liabilities	(1,937,804)
Non-controlling interest	(5,301,785)
Total purchase price for acquisition, net of US$621,979 of cash	$11,475,021

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of September 30, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(2,219,640)
Total intangible assets, net	$10,464,016

The amortization expense of intangible assets was US$317,092 and US$317,091 from the continuing operations for the three months ended September 30, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the three months ended September 30, 2024 and 2023.

The Company has included the operating results of Biowin in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$121,865 in net sales and US$343,908 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2024. US$135,127 in net sales and US$296,975 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2023.

Acquisition of Wintus

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. The management determined that July 31, 2023 was the acquisition date of Wintus.

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

The identifiable goodwill acquired and the carrying value consisted of the following:

	September 30, 2024	June 30, 2024

Goodwill	$21,440,360	$21,440,360
Less: impairment for goodwill	(10,268,823)	(10,268,823)
Goodwill, net	$11,171,537	$11,171,537

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$12,507,353
Advances to suppliers, net	3,513,448
Inventories, net	1,782,180
Derivative financial assets	6,212
Other current assets, net	1,426,163
Property and equipment, net	5,407,301
Intangible assets	36,117,041
Operating lease right-of-use assets	1,999
Goodwill	21,440,360
Short-term bank loans	(12,021,992)
Accounts payable	(6,686,700)
Advances from customers	(78,677)
Tax payable	(600,742)
Deferred income	(77,007)
Other current liabilities	(2,277,877)
Long-term bank loans	(2,071,093)
Operating lease liabilities - non-current	(1,847)
Deferred tax liabilities	(9,186,376)
Non-controlling interest	(8,197,473)
Total purchase price for acquisition, net of US$1,003,678 of cash	$41,002,273

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of September 30, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,273	10
Less: accumulated amortization	(4,140,182)
Total intangible assets, net	$31,347,091

The amortization expense of intangible assets was US$887,181 and US$591,455 from the continuing operations for the three months ended September 30, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil and US$779,606 for the three months ended September 30, 2024 and 2023, respectively.

The Company has included the operating results of Wintus in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$2,051,471 in net sales and US$1,388,496 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2024. US$1,510,730 in net sales and US$840,708 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended September 30, 2023.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in.

As of September 30, 2024 and June 30, 2024, the outstanding amounts due from related parties consisted of the following:

	September 30, 2024	June 30, 2024

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$280,668	$318,041
Chongqing Dream Trading Co., Ltd	42,766	41,280
Wintus China Limited	412,379	412,379
Fujian Xinglinchun Health Industry Co., Ltd	25,303	24,424
Subtotal	761,116	796,124
Less: allowance for credit losses	(412,379)	(412,379)
Total due from related parties, net	$348,737	$383,745

Due to Related Parties

As of September 30, 2024 and June 30, 2024, the Company had related party payables of US$2,315,223 and US$2,875,384, respectively, in relation to the operations of Biowin and Wintus. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

As of September 30, 2024 and June 30, 2024, the outstanding amounts due to related parties consisted of the following:

	September 30, 2024	June 30, 2024

Wang Sai	$-	$58,846
Huang Shanchun	-	444,595
Liu Fengming	41,292	19,908
Zhan Jiarui	19,271	111,528
Liu Xiqiao	23,123	27,319
Lyu Jiajia (a)	-	478,547
Zhao Pengfei	7,128	6,880
Wang Xiaohui	360,598	342,562
Chi Keung Yan	630,535	614,427
Fuzhou Medashan Biotechnology Co., Ltd.	6,539	13,297
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	890,703	412,479
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	336,034	344,996
Total due to related parties	$2,315,223	$2,875,384

a.	On September 27, 2023, the Company entered into a loan agreement with Lyu Jiajia to borrow US$800,000 as working capital for one year, with a maturity date of September 29, 2024. The loan has a fixed interest rate of 15.0% per annum. The Company repaid totaling $0.4 million during the year ended June 30, 2024. As of June 30, 2024, the total outstanding balance, including principal and the interest, amounted to US$478,547. During the three months ended September 30, 2024, all of the amounts, including principal and interest due to Lyu Jiajia, were offset with the consideration for shares purchased from the Company.

Interest expenses on loans due to related parties were US$14,450 and nil from continued operations for the three months ended September 30, 2024 and 2023, respectively.

Interest expenses on loans due to related parties were nil and US$1,526 from discontinued operations for the three months ended September 30, 2024 and 2023, respectively.

Sales to a Related Party

The Company made sales of US$391,808 and US$130,801 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the three months ended September 30, 2024 and 2023, respectively.

Loan guarantee provided by related parties

The Company’s related parties provide a guarantee for the Company’s bank loans (see Note 13).

Loan guarantee provided to a related party

As of September 30, 2024 and June 30, 2024, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”) provided a guarantee that amounted to US$712,771 and US$687,999 for a bank loan borrowed by Chongqing Yufan, a related party of the Company until December 28, 2025.

Lease from a related party

The Company entered into a two-year lease agreement for the lease of office space from a related party company, of which the CEO is the Company’s shareholder.

As of September 30, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party were US$63,062 and US$169,977, respectively.

As of June 30, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party were US$80,746 and US$163,306, respectively.

During the three months ended September 30, 2024 and 2023, the Company incurred operating lease expenses in leases from the related party of US$20,946 and US$20,728, respectively.

NOTE 13 – LOANS

Short-term loans

Short-term loans from third parties

During the year ended June 30, 2024, the Company entered into loan agreements with two third parties. These short-term loans from third parties are mainly used for short-term funding to support the Company’s working capital needs. These loans bear interest or no interest and have terms of no more than three months. As of June 30, 2024, the outstanding balance of short-term loans from third parties amounted to US$1,025,930. One of the loans amounting to US$524,464 was fully repaid by the Company during the three months ended September 30, 2024, and the other loan amounted to US$527,450 was extended for another four months with a new maturity date of December 31, 2024.

The Company recorded interest expenses from continuing operations of US$139,890 and nil for the three months ended September 30, 2024 and 2023, respectively.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	September 30, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$427,662	2025/5/21	4.65%
Bank of Jiangsu	419,964	2025/1/20	4.00%
Bank of China(b)	420,535	2024/6/26	4.90%
United Overseas Bank(c)	9,533,450	October 2024- March 2025	4.20%
Industrial and Commercial Bank of China	427,662	2025/06/20	3.75%
Bank of China(d)	427,662	2025/2/7	3.45%
Chongqing Rural Commercial Bank(e)	1,354,264	2025/3/18	4.30%
Industrial and Commercial Bank of China(f)	712,771	2025/9/20	3.10%
Total short-term bank loans	$13,723,970

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

c.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank. As of the date of this report, the Company borrowed additional loans of approximately US$2.5 million under this loan agreement.

d.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China.

e.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank.

f.	The loan is guaranteed by Chongqing Wintus, a subsidiary of the Company. In addition, the Company’s properties with net book values of US$623,712 were pledged as collateral to secure this loan.

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$412,800	2025/5/21	4.65%
Bank of Jiangsu	405,369	2025/1/20	4.00%
Bank of China(b)	405,920	2024/6/26	4.90%
United Overseas Bank(c)	9,536,508	July 2024 - December 2024	4.20%
Industrial and Commercial Bank of China	412,800	2025/06/20	3.75%
Industrial and Commercial Bank of China(d)	619,199	2024/9/22	3.45%
Bank of China(e)	412,800	2025/2/7	3.45%
Chongqing Rural Commercial Bank(f)	1,307,199	2025/3/18	4.30%
Total short-term bank loans	$13,512,595

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Jie Liang. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

c.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank. As of the date of this report, the Company borrowed additional loans of approximately US$4.2 million under this loan agreement.

d.	Guaranteed by the other subsidiary of the Company, Chongqing Wintus. In addition, the Company’s properties with net book values of US$605,195 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

e.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China.

f.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank.

Long-term loans

Long-term bank loans consisted of the following:

Lender	September 30, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$641,494	2026/9/2	3.35%
Bank of Chongqing(b)	1,126,177	2026/7/3	4.00%
Total long-term bank loans	$1,767,671

Long-term bank loans-current	$14,255

Long-term bank loans-non-current	$1,753,416

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$557,560 were pledged as collateral to secure this loan.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,483,124 were pledged as collateral to secure this loan.

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$619,199	2024/9/7	4.85%
Bank of Chongqing(b)	1,093,919	2026/7/3	4.00%
Total long-term bank loans	$1,713,118

Long-term bank loans-current	$632,959

Long-term bank loans-non-current	$1,080,159

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$545,597 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,451,298 were pledged as collateral to secure this loan as of June 30, 2024.

The future maturities of long-term bank loans as of September 30, 2024 were as follows:

Twelve months ending September 30,
2025	$14,255
2026	1,753,416
Total long-term bank loans	$1,767,671

The Company recorded interest expenses from continuing operations of US$150,580 and US$114,136 for the three months ended September 30, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 3.89% and 4.37% for the three months ended September 30, 2024 and 2023, respectively. Interest expenses from discontinued operations were both nil for the three months ended September 30, 2024 and 2023, respectively.

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

For the three months ended September 30, 2024 and 2023, a total of US$188,712 and US$166,823 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively.

As of September 30, 2024, shares of the Company’s common stock totaling 472,875 were issued by the Company to the Investor equaling principal and interests amounted to US$13,843,360, and cash totaling US$1,050,000 was repaid to the Investor. The Notes balance was US$10,562,428, with a carrying value of US$11,023,314, net of deferred financing costs of US$460,886 was recorded in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024.

NOTE 15 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Shineco is incorporated in the United States and has no operating activities. Shineco Life is incorporated in Hong Kong and is subject to profit taxes in Hong Kong at a rate of 8.25% on assessable profits up to HK$2,000,000 and 16.5% on any part of assessable profits over HK$2,000,000. Tenet-Jove and the VIEs are governed by the Income Tax Laws of the PRC, and are currently subject to tax at a statutory rate of 25% on taxable income. Two VIEs receive a full income tax exemption from the local tax authority of the PRC as agricultural enterprises as long as the favorable tax policy remains unchanged. Biowin is subject to corporate income tax at a reduced rate of 15% starting from December 2019, when it was approved by local government as a High and New Technology Enterprises (“HNTEs”), to December 2022. In December 2022, the Company successfully renewed its HNTE certification with local government and will continue to enjoy the reduced income tax rate of 15% for another three years through December 2025. The subsidiaries of Wintus in the PRC are governed by the Income Tax Laws of the PRC and are currently subject to tax at a statutory rate of 25% on taxable income, except certain subsidiaries that are recognized as small low-profit enterprises. According to the relevant PRC tax policies, once an enterprise meets certain requirements and is identified as a small-scale minimal profit enterprise, the taxable income not more than RMB3 million is subject to a reduced effective rate of 5% during the period from January 1, 2023 to December 31, 2024.

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

i) The components of the income tax provision (benefit) were as follows:

	For the three months ended September 30,
	2024	2023
Current income tax provision	$481	$-
Deferred income tax benefit	(293,432)	(251,366)
Total income tax benefit	(292,951)	(251,366)
Less: income tax provision, held for discontinued operations	-	-
Income tax benefit, held for continuing operations	$(292,951)	$(251,366)

ii) The components of the deferred tax liability were as follows:

	September 30, 2024	June 30, 2024
Deferred tax assets:
Allowance for credit loss/doubtful accounts	$505,316	$352,077
Inventory reserve	-	1,522
Net operating loss carry-forwards	1,517,475	1,187,887
Total	2,022,791	1,541,486
Valuation allowance	(1,559,787)	(1,110,668)
Total deferred tax assets	463,004	430,818
Deferred tax liability:
Intangible assets	(9,989,025)	(10,266,124)
Total deferred tax liability	(9,989,025)	(10,266,124)
Deferred tax liability, net	$(9,526,021)	$(9,835,306)

Movement of the valuation allowance:

	September 30, 2024	June 30, 2024

Beginning balance	$1,110,668	$2,471,066
Acquisition of subsidiaries	-	154,481
Disposal of Tenet Jove	-	(2,392,580)
Current year addition	409,130	881,746
Exchange difference	39,989	(4,045)
Valuation allowance	$1,559,787	$1,110,668

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the three months ended September 30, 2024 and 2023, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	September 30, 2024	June 30, 2024

Income tax payable	$1,284,580	$1,268,904
Value added tax payable	254,432	303,739
Business tax and other taxes payable	2,289	1,178
Total tax payable	$1,541,301	$1,573,821

Income tax payable - current portion	$1,355,110	$1,387,630

Income tax payable – non-current portion	$186,191	$186,191

NOTE 16 - STOCKHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of the Common Stock (before the effect of the reverse stock splits mentioned below) at a price of US$4.50 per share for gross proceeds of US$7.7 million and net proceeds of approximately US$5.4 million. The Company’s common shares began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT”.

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of September 30, 2024 and June 30, 2024, the balance of the required statutory reserves was US$4,350,297 and US$4,350,297, respectively.

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

On April 10, 2021, the Company issued 16,134 shares of common stock to selected investors at a price of US$768.00 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was waived by the Company during the year ended June 30, 2024. See Note 18.

On August 30, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) in the aggregate amount of 15,854 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$540,310 based on the fair value of share price US$34.08 at August 30, 2023. The Shares were issued in September 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. (Note 11).

On December 22, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain non-US investors (the “Investors”). Under the Purchase Agreement, the Company agreed to sell to the Investors up to 50,000 shares (the “Shares”) of its common stock at a per share purchase price of US$28.80 for gross proceeds of up to US$1,440,000. The Company has received gross proceeds in full from the Investors, and all of the Shares were issued on December 28, 2023.

On February 1, 2024, the Company’s stockholders approved a 1-for-10 reverse stock split of the shares of the Company’s common stock, with a par value of US$0.001 per share, which became effective on February 16, 2024 (the “First 2024 Reverse Stock Split”). As a result of the First 2024 Reverse Stock Split, each of the ten pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock were issued to any shareholders in connection with the First 2024 Reverse Stock Split. Each shareholder received one share of common stock in lieu of the fractional share that would have resulted from the First 2024 Reverse Stock Split. The number of the Company’s authorized common stock also increased to 150,000,000 shares, and the par value of the common stock following the First 2024 Reverse Stock Split remained at US$0.001 per share. As a result of the First 2024 Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements have been retroactively restated as if the transaction occurred at the beginning of the periods presented.

On June 18, 2024, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) in the aggregate amount of 30,650 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$2,331,852 based on the fair value of the share price of US$76.08 on June 18, 2024. The Shares were issued on June 18, 2024

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of the Common Stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of the Common Stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses. The Company intends to use approximately 50% of the net proceeds from the Offering for mergers and acquisitions, approximately 25% for repaying outstanding convertible notes, and 25% for general corporate purposes.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of September 30, 2024, proceeds of approximately US$4.4 million were received, and the remaining proceeds are expected to be fully received by December 31, 2024.

On October 21, 2024, the Company’s stockholders approved a 1-for-24 reverse stock split of the shares of the Company’s common stock, with a par value of US$0.001 per share, which became effective on November 12, 2024 (the “Second 2024 Reverse Stock Split”). As a result of the Second 2024 Reverse Stock Split, each of the twenty-four pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock were issued to any shareholders in connection with the Second 2024 Reverse Stock Split. Each shareholder received one share of common stock in lieu of the fractional share that would have resulted from the Second 2024 Reverse Stock Split. As a result of the Second 2024 Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements have been retroactively restated as if the transaction occurred at the beginning of the periods presented.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$205,601 and US$336,776 as of September 30, 2024 and June 30, 2024, respectively.

During the three months ended September 30, 2024 and 2023, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the three months ended September 30, 2024, two customers accounted for approximately 33% of the Company’s total sales from the continuing operations. As of September 30, 2024, one customer accounted for approximately 89% of the Company’s accounts receivable.

For the three months ended September 30, 2023, two customers accounted for approximately 26% of the Company’s total sales from the continuing operations.

For the three months ended September 30, 2024, one vendor accounted for approximately 10.4% of the Company’s total purchases from the continuing operations.

For the three months ended September 30, 2023, one vendor accounted for approximately 18% of the Company’s total purchases from the continuing operations.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Group leases offices for operation under operating leases. Future minimum lease payments of US$330,725 under non-cancellable operating leases with initial terms in excess of one year were included in Note 10.

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

The operating company of this segment, Wintus, specializes in producing, processing and distributing agricultural products, such as silk and silk fabrics, as well as fresh fruit. The operations of this segment are located in Chongqing, China. Wintus has established approximately 150,000 acres of mulberry orchards in Fuling District and Wulong District of Chongqing. Wintus operates a silk factory in Liangping District, Chongqing that processes silk products, which are then distributed worldwide through dealers. Its products are sold not only in China but also overseas countries such as the United States, Europe (Germany, France, Italy, Poland), Japan, South Korea, and Southeast Asia (India, Thailand, Indonesia, Bangladesh, and Cambodia), among other countries and regions. In addition to silk products, Wintus also engages in the fruit trading business. It imports fruits from Southeast Asia and other regions, distributing them through dealers to supermarkets and stores nationwide in China.

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

The following table presents summarized information by segment for the three months ended September 30, 2024:

	For the three months ended September 30, 2024
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma
	products	products	products	products	Total
Segment revenue	$121,865	$2,051,471	$949	$-	$2,174,285
Cost of revenue and related business and sales tax	56,917	1,825,278	249	-	1,882,444
Gross profit	64,948	226,193	700	-	291,841
Gross profit %	53.3%	11.0%	73.8%	-	13.4%

The following table presents summarized information by segment for the three months ended September 30, 2023:

	For the three months ended September 30, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma
	products	products	products	products	Total
Segment revenue	$135,127	$1,510,730	$-	$4,439	$1,650,296
Cost of revenue and related business and sales tax	43,776	1,503,126	-	4,183	1,551,085
Gross profit	91,351	7,604	-	256	99,211
Gross profit %	67.6%	0.5%	-	5.8%	6.0%

Total assets as of September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024	June 30, 2024

Other agricultural products	$80,138,418	$70,339,148
Rapid diagnostic and other products	13,603,641	13,750,630
Healthy meals products	71,858	89,601
Total assets	$93,813,917	$84,179,379

NOTE 20 - DISCONTINUED OPERATIONS

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2024 and 2023.

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) consist of the following:

	For the Three Months Ended September 30,
	2024	2023

REVENUE	$-	$4,439

COST OF REVENUE
Cost of products	-	4,178
Business and sales related tax	-	5
Total cost of revenue	-	4,183

GROSS PROFIT	-	256

OPERATING EXPENSES
General and administrative expenses	-	41,033
Selling expenses	-	28,947
Total operating expenses	-	69,980

LOSS FROM OPERATIONS	-	(69,724)

OTHER INCOME
Interest income, net	-	20,269
Total other income	-	20,269

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	(49,455)

BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	-	(49,455)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	-	8,904,702

NET INCOME FROM DISCONTINUED OPERATIONS	-	8,855,247

Net loss attributable to non-controlling interest	-	(795)

NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$-	$8,856,042

NOTE 21 - SUBSEQUENT EVENTS

On October 21, 2024, the Company’s stockholders approved a 1-for-24 reverse stock split of the shares of the Company’s common stock, with a par value of US$0.001 per share, which became effective on November 12, 2024 (the “Second 2024 Reverse Stock Split”). As a result of the Second 2024 Reverse Stock Split, each of the twenty-four pre-split shares of common stock outstanding automatically combined and converted to one issued and outstanding share of common stock without any action on the part of the stockholders. No fractional shares of common stock were issued to any shareholders in connection with the Second 2024 Reverse Stock Split. Each shareholder received one share of common stock in lieu of the fractional share that would have resulted from the Second 2024 Reverse Stock Split. As a result of the Second 2024 Reverse Stock Split, the Company’s shares and per share data as reflected in the unaudited condensed consolidated financial statements have been retroactively restated as if the transaction occurred at the beginning of the periods presented.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 14, 2024, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

On December 30, 2022, Shineco Life Science Group Hong Kong Co., Limited (“Shineco Life”), a company established under the laws of Hong Kong and a wholly owned subsidiary of the Company, closed the acquisition of 51% of the issued equity interests of Changzhou Biowin Pharmaceutical Co., Ltd. (“Biowin”), a company established under the laws of China, pursuant to the previously announced stock purchase agreement, dated as of October 21, 2022, among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., a company established under the laws of China (“Seller”), Biowin, the Company and Shineco Life. As the consideration for the acquisition, the Company paid to Seller US$9,000,000 in cash and the Company issued 13,583 shares of the Company’s common stock, par value US$0.001 per share, to the equity holders of Biowin or any persons designated by Biowin. According to a supplementary agreement, dated as of December 30, 2022, by and among Shineco Life, the Seller and Biowin, the Seller owned 51% of the issued equity interests of Biowin before January 1, 2023, and transferred the 51% of the issued equity interests of Biowin together with its controlling rights of production and operation of Biowin to Shineco Life on January 1, 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Acquisition”). On September 19, 2023, the Company closed the Acquisition. As the consideration for the Acquisition, the Company (a) paid the Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Beijing Tenet-Jove Technological Development Co., Ltd. (“Tenet-Jove Shares”). Following the closing of the Acquisition and the sale of the Tenet-Jove Shares, the Company divested its equity interest in its operating subsidiary Tenet-Jove (“Tenet-Jove Disposal Group”) and thereby terminated its VIE Structure.

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into a new business segment of producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. Meanwhile, our subsidiary, Fuzhou Meida, opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of September 30, 2024, the Company, through its subsidiaries, operates the following main business segments:

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

Tenet-Jove Disposal Group conducts three other business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luobuma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were reclassified as discontinued operations. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended September 30, 2024 and 2023.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the redemption of the notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2025. As of September 30, 2024, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the notes balance was US$4,304,949, with a carrying value of US$4,421,085, net of deferred financing costs of US$116,136 was recorded in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of September 30, 2024, the Notes was fully converted and shares of the Company’s common stock totaling 8,112 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2025. As of September 30, 2024, shares of the Company’s common stock totaling 464,763 were issued by the Company to the Investor equaling principal and interests amounted to US$6,370,722 and cash totaling US$1,050,000 was repaid to the Investor. The notes balance was US$6,257,479, with a carrying value of US$6,602,229, net of deferred financing costs of US$344,750 was recorded in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024.

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of the Common Stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of the Common Stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of September 30, 2024, proceeds of approximately US$4.4 million were received, and the remaining proceeds are expected to be fully received by December 31, 2024.

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

Credit Losses

On July 1, 2023, we adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on our consolidated financial statements as of July 1, 2023.

Our account receivables and other receivables included in other current assets on the unaudited condensed consolidated balance sheets are within the scope of ASC Topic 326. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the accounts receivable and other receivables balances, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. We also provide specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

ASC Topic 326 is also applicable to loans to third parties that are included in the other current assets on the unaudited condensed consolidated balance sheets. Management estimates the allowance for credit losses on loans that do not share similar risk characteristics on an individual basis. The key factors considered when determining the above allowances for credit losses include estimated loan collection schedule, discount rate, and assets and financial performance of the borrowers.

Expected credit losses are recorded as general and administrative expenses on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event we recover amounts previously reserved for, we will reduce the specific allowance for credit losses.

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of September 30, 2024 and June 30, 2024, the inventory reserve was nil and US$30,443, respectively.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Overview

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Variance
	2024	2023	Amount	%
Revenue	$2,174,285	$1,645,857	$528,428	32.11%
Cost of revenue	1,882,444	1,546,902	335,542	21.69%
Gross profit	291,841	98,955	192,886	194.92%
General and administrative expenses	2,636,575	3,259,465	(622,890)	(19.11)%
Selling expenses	32,241	47,833	(15,592)	(32.60)%
Research and development expenses	13,418	23,698	(10,280)	(43.38)%
Loss from operations	(2,390,393)	(3,232,041)	841,648	(26.04)%
Investment income from derivative financial assets	2,277	2,768	(491)	(17.74)%
Other income (expenses), net	(51,935)	818	(52,753)	(6,449.02)%
Amortization of debt issuance and other costs	(188,712)	(166,823)	(21,889)	13.12%
Interest expenses, net	(222,316)	(369,211)	146,895	(39.79)%
Loss before income tax benefit from continuing operations	(2,851,079)	(3,764,489)	913,410	(24.26)%
Benefit for income taxes	(292,951)	(251,366)	(41,585)	16.54%
Net loss from continuing operations	(2,558,128)	(3,513,123)	954,995	(27.18)%
Net income from discontinued operations	-	8,855,247	(8,855,247)	(100.00)%
Net income (loss)	$(2,558,128)	$5,342,124	$(7,900,252)	(147.89)%
Comprehensive income (loss) attributable to Shineco Inc.	$(1,842,683)	$5,480,633	$(7,323,316)	(133.62)%

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

The following table sets forth the breakdown of our revenue for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$121,865	5.61%	$135,127	8.21%	$(13,262)	(9.81)%
Other agricultural products	2,051,471	94.35%	1,510,730	91.79%	540,741	35.79%
Healthy meal products	949	0.04%	-	-	949	100.00%
Total Amount	$2,174,285	100.00%	$1,645,857	100.00%	$528,428	32.11%

For the three months ended September 30, 2024 and 2023, revenue from sales of rapid diagnostic and other products was US$121,865 and US$135,127, respectively, representing a decrease of US$13,262, or 9.81%. The decrease was mainly due to a decline in orders we received from our customers, which resulted from the slow recovery of post pandemic economy in China, as well as a decrease in selling prices as we tried to clear some of our remaining stock during the three months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, revenue from sales of other agricultural products was US$2,051,471 and US$1,510,730, respectively, representing an increase of US$540,741, or 35.79%. The increase was because we had three months of revenue during the three months ended September 30, 2024 as compared to two months of revenue during the same period last year as we completed the acquisition of Wintus on July 31, 2023.

For the three months ended September 30, 2024 and 2023, revenue from sales of healthy meal products was US$949 and nil, respectively, representing an increase of US$949, or 100.00%. The increase was mainly due to revenue generated by our subsidiary, Fuzhou Meida, which only started to generate revenue in October 2023.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$56,550	3.01%	$43,186	2.79%	$13,364	30.95%
Other agricultural products	1,824,720	96.93%	1,502,739	97.15%	321,981	21.43%
Healthy meal products	249	0.01%	-	-	249	100.00%
Business and sales related tax	925	0.05%	977	0.06%	(52)	(5.32)%
Total Amount	$1,882,444	100.00%	$1,546,902	100.00%	$335,542	21.69%

For the three months ended September 30, 2024 and 2023, cost of revenue from sales of rapid diagnostic and other products was US$56,550 and US$43,186, respectively, representing an increase of US$13,364, or 30.95%. The sales of rapid diagnostic and other products decreased; however, cost of revenue from sales of rapid diagnostic and other products increased during the three months ended September 30, 2024, which was mainly due to the clearance of our remaining stock, as discussed in “—Gross Profit ” below.

For the three months ended September 30, 2024 and 2023, cost of revenue from sales of other agricultural products was US$1,824,720 and US$1,502,739, respectively, representing an increase of US$321,981, or 21.43%. The increase was because we had three months of cost during the three months ended September 30, 2024 as compared to two months of cost during the same period last year as we completed the acquisition of Wintus on July 31, 2023.

For the three months ended September 30, 2024 and 2023, cost of revenue from sales of healthy meal products was US$249 and nil, respectively, representing an increase of US$249, or 100.00%. The increase was mainly due to cost of revenue generated by our subsidiary, Fuzhou Meida, which only started to generate revenue in October 2023.

Gross Profit

The following table sets forth the breakdown of the gross profit for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$64,948	22.25%	$91,351	92.32%	$(26,403)	(28.90)%
Other agricultural products	226,193	77.51%	7,604	7.68%	218,589	2,874.66%
Healthy meal products	700	0.24%	-	-	700	100.00%
Total Amount	$291,841	100.00%	$98,955	100.00%	$192,886	194.92%

Gross profit from sales of rapid diagnostic and other products decreased by US$26,403, or 28.90%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in gross profit was due to the decrease in sales as well as the decrease in our selling prices as we tried to clear some of our remaining stock during the three months ended September 30, 2024.

Gross profit from sales of other agricultural products increased by US$218,589, or 2,874.66%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase in gross profit was mainly due to the increase in sales of other agricultural products during the three months ended September 30, 2024.

Gross profit from sales of healthy meal products increased by US$700, or 100.00%, for the three months ended September 30, 2024 as compared to the same period in 2023. The increase was mainly due to gross profit contributed by our subsidiary, Fuzhou Meida, which only started to generate revenue in October 2023.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,				Variance
	2024	%	2023	%	Amount	%
General and administrative expenses	$2,636,575	98.30%	$3,259,465	97.85%	$(622,890)	(19.11)%
Selling expenses	32,241	1.20%	47,833	1.44%	(15,592)	(32.60)%
Research and development expenses	13,418	0.50%	23,698	0.71%	(10,280)	(43.38)%
Total Amount	$2,682,234	100.00%	$3,330,996	100.00%	$(648,762)	(19.48)%

General and Administrative Expenses

For the three months ended September 30, 2024, our general and administrative expenses were US$2,636,575, representing a decrease of US$622,890, or 19.11%, as compared to the same period in 2023. The decrease was mainly due to the decreased professional service fee in relation to the acquisition of Wintus of approximately US$780,000, as well as a decrease in staff compensation in relation to the issuance of restricted shares to the management of approximately US$400,000. The decrease was partially offset by the increased allowance for credit losses and doubtful accounts of approximately US$519,000.

Selling Expenses

For the three months ended September 30, 2024, our selling expenses were US$32,241, representing a decrease of US$15,592, or 32.60%, as compared to the same period in 2023. The decrease was mainly due to the implementation of cost control measurements, as we reduced the number of sales personnel and cut down the spending on selling activities during the three months ended September 30, 2024.

Research and Development Expenses

For the three months ended September 30, 2024, our research and development expenses were US$13,418, representing a decrease of US$10,280, or 43.38%, as compared to the same period in 2023. The decrease was mainly due to less research and development activities towards products development during the three months ended September 30, 2024, as we tried to control our costs during the three months ended September 30, 2024.

Amortization of Debt Issuance and Other Costs

For the three months ended September 30, 2024, our amortization of debt issuance and other costs expenses was US$188,712, representing an increase of US$21,889, or 13.12%, as compared to amortization of debt issuance and other costs expenses of US$166,823 for the same period in 2023. The increase was mainly due to the increased amortization of extension fee as the Company signed certain extension amendments with the investor to extend the maturity date of the convertible notes for one more year.

Interest Expenses, Net

For the three months ended September 30, 2024, our net interest expenses were US$222,316, representing a decrease of US$146,895, or 39.79%, as compared to net interest expenses of US$369,211 in the same period in 2023. The decrease in net interest expenses was mainly attributable to the increased interest income generated from loans to third parties, which was partially offset by the increased interest expenses on short-term and long-term loans borrowed by Wintus. We had three months of interest expenses on loans during the three months ended September 30, 2024 as compared to two months of interest expenses on loans during the same period last year as we completed the acquisition of Wintus on July 31, 2023.

Benefit for Income Taxes

For the three months ended September 30, 2024, our benefit for income taxes was US$292,951, representing an increase of US$41,585, or 16.54%, as compared to benefit for income taxes of US$251,366 in the same period in 2023. The increase in benefit for income taxes was mainly due to the reversal of deferred tax liabilities as a result of the amortization of intangible assets, which are trademarks, patents and land use rights that were revalued upon the acquisition of Wintus.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$2,558,128 for the three months ended September 30, 2024, a decrease of US$954,995, or 27.18%, from net loss from continuing operations of US$3,513,123 in the same period in 2023. The decrease in net loss from continuing operations was primarily a result of the increase in gross profit and a decrease in general and administrative expenses and interest expenses.

Net Income (Loss) from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of nil and US$8,855,247 for the three months ended September 30, 2024 and 2023, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of income (loss) and comprehensive income (loss) is as follows:

	Three Months Ended September 30,
	2024	2023
Revenue	$-	$4,439
Cost of revenue	-	4,183
Gross profit	-	256
Operating expenses	-	69,980
Other income, net	-	20,269
Loss before income tax	-	(49,455)
Provision for income tax	-	-
Net loss from discontinued operations	$-	$(49,455)
Income on disposal of discontinued operations	-	8,904,702
Total net income from discontinued operations	$-	$8,855,247

Net Income (Loss)

Our net loss was US$2,558,128 for the three months ended September 30, 2024, as compared to a net income of US$5,342,124 for the same period in 2023. The increase in net loss was primarily a result of the decreased net income from discontinued operation, partially offset by the decreased net loss from continuing operations, as discussed above.

Comprehensive Income (Loss)

The comprehensive loss was US$2,370,422 for the three months ended September 30, 2024, an increase of US$7,810,511 from a comprehensive income of US$5,440,089 for the three months ended September 30, 2023. After the deduction of non-controlling interest, the comprehensive loss attributable to us was US$1,842,683 for the three months ended September 30, 2024, as compared to a comprehensive income attributable to us in the amount of US$5,480,633 for the three months ended September 30, 2023. The increase in comprehensive loss was due to the increased net loss discussed above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of September 30, 2024 and June 30, 2024, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through advances from our related parties, short-term and long-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of September 30, 2024, we had approximately US$13.7 million in short-term bank loans and US$1.8 million in long-term bank loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

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

For the above-mentioned convertible promissory notes issued, as of September 30, 2024, shares of the Company’s common stock totaling 472,875 were issued by the Company to the Investor equaling principal and interests amounted to US$13,843,360, and cash totaling US$1,050,000 was repaid to the Investor. The Notes balance was US$10,562,428, with a carrying value of US$11,023,314, net of deferred financing costs of US$460,886 was recorded in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024.

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received, and the remaining proceeds were fully received in July 2024, and all of the Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of the Common Stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of the Common Stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “Purchasers”). Pursuant to the SPA, the Purchasers agree to purchase, and the Company agreed to issue and sell to the Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750 (the “Offering”). The SPA, the transaction contemplated thereby, and the issuance of the Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of September 30, 2024, proceeds of approximately US$4.4 million were received, and the remaining proceeds are expected to be fully received by December 31, 2024.

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses from continuing operations of US$2.6 million and US$3.5 million, and cash outflow of US$2.1 million and US$1.3 million from operating activities from continuing operations for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and June 30, 2024, the Company had accumulated a deficit of US$56.4 million and US$54.3 million, and as of September 30, 2024, the Company had negative working capital of US$7.3 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders. The Company’s management believes that the Company’s current access to loans, equity financing as well as financial support from its shareholders will be sufficient to meet its working capital needs for at least the next 12 months. The Company intends to continue to carefully execute its growth plans and manage market risk. If the Company fails to satisfy the Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its common stock. Any continuing failure to remain in compliance with Nasdaq’s continued listing standards and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences and, among other things, substantially impair the Company’s ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for the Company.

Working Capital

The following table provides the information about our working capital as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024

Current assets	$31,687,558	$20,903,961
Current liabilities	38,993,149	27,562,855
Working capital	$(7,305,591)	$(6,658,894)

The working capital decreased slightly by US$646,697, or 9.7%, as of September 30, 2024 from June 30, 2024, primarily as a result of an increase in contract liabilities and current portion of convertible note, partially offset by an increase in advances to suppliers and other current assets, as well as a decrease in other payables and accrued expenses.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of September 30, 2024 and June 30, 2024, we had no other material capital commitments or contingent liabilities.

Contractual Obligations

The Company has no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 10 in the notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Commitments and Arrangements

On May 29, 2023, the Board of the Company approved that we pledged our property as collateral to guarantee a personal loan of a related party, Mr. Yuying Zhang, the legal representative of Tenet-Jove. Based on the memorandum entered between us and Mr. Yuying Zhang, Mr. Yuying Zhang was expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property fails to be released by the due date. On May 23, 2024, Mr. Yuying Zhang entered into another supplementary agreement with Weiqing Guo, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and the real estate property continued to be pledged until May 23, 2025. If Yuying Zhang fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. As of September 30, 2024, the net book value of the property was US$1,039,868.

The Company’s subsidiary, Chongqing Wintus (New Star) Enterprises Group, provided a guarantee amounted to US$712,771 for a bank loan borrowed by Chongqing Yufan Trading Co., Ltd, a related party of the Company until December 28, 2025.

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

Cash Flows

The following table provides detailed information about our cash flows for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(2,085,232)	$(1,503,133)
Net cash used in investing activities	(3,133,148)	(12,897,211)
Net cash provided by financing activities	5,066,481	906,103
Effect of exchange rate changes on cash and cash equivalents	15,577	202,508
Net decrease in cash, cash equivalents and restricted cash	(136,322)	(13,291,733)
Cash, cash equivalents and restricted cash, beginning of the period	395,036	14,166,759
Cash, cash equivalents and restricted cash, end of the period	$258,714	$875,026

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2024 was approximately US$2.1 million, consisting of net loss from continuing operations of US$2.6 million, depreciation and amortization expenses of US$1.3 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$6.4 million, an increase in inventories of US$0.7 million and a decrease in other payables and accrued expenses of US$1.2 million, partially offset by an increase in contract liabilities of US$6.3 million and an increase in accounts payable of US$0.7 million.

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

Investing Activities

For the three months ended September 30, 2024, net cash used in investing activities was US$3.1 million, primarily due to prepayment for business acquisition of US$2.6 million and payment made for loans to third parties of US$0.5 million.

For the three months ended September 30, 2023, net cash used in investing activities was US$12.9 million, primarily due to disposal of Tenet-Jove of US$13.9 million, partially offset by the proceeds of business acquisition of Wintus of US$1.0 million.

Financing Activities

For the three months ended September 30, 2024, net cash provided by financing activities amounted to approximately US$5.1 million, due to proceeds from issuance of common stock of US$6.4 million, proceeds from short-term loans of US$5.0 million, proceeds from long-term loans of US$0.6 million, partially offset by the repayment of short-term loans of US$5.2 million and the repayment of long-term loans of US$0.6 million, repayment of loan from third party of US$0.5 million and repayment of convertible note of US$0.4 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2024. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

The Company participated in a formal mediation with the defendants Lei Zhang and Yan Li on September 18, 2023. As a result of the mediation, the parties were able to reach a settlement agreement in December 2023. The parties executed a Settlement Agreement on December 21, 2023, and the claims by each side were formally dismissed by the court on December 22, 2023. The subscription receivable amounted to US$3,024,000 was waived by the Company, and the Company will not retrieve the shares that were issued to the defendants.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 20, 2024, the Company entered into a securities purchase agreement (the “SPA”) with certain non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “Shares”) at an offering price of US$120.00 per share (the “Offering”). Each Purchaser represented that he or she is not a resident of the United States and is not a “U.S. person” as defined in Rule 902(k) of Regulation S under the Securities Act and is not acquiring the Shares for the account or benefit of any U.S. person. The Company has received gross proceeds of US$7.0 million from the Purchasers, and all of the Shares were issued on July 8, 2024.

The above-mentioned issuance of securities of the Company is deemed to be exempt under the Securities Act by virtue of Section 4(2) thereof as the transaction does not involve any public offering. In addition, the issuance was deemed not to fall within Section 5 under the Securities Act and to be further exempt under Rule 901 and 903 of Regulation S promulgated thereunder by virtue of being the issuance of securities to non-U.S. citizens or residents, conducted outside the United States and not using any element of interstate commerce.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Shineco, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
3.2	Amended and Restated Bylaws of Shineco, Inc.(incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
3.3	Amendment to Certificate of Incorporation of Shineco, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC November 8, 2024)
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
4.2	2016 Share Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2016)
4.3	2022 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022)
4.4	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)
4.5	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)
4.6	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)
4.7	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)
4.8	2023 Equity Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 28, 2023)
4.9	2024 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 5, 2024)
4.10	Amendment to Convertible Promissory Note, dated June 11, 2024 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 30, 2024)
4.11	Amendment to Convertible Promissory Note, dated June 11, 2024 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC September 30, 2024)
4.12	2025 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 25, 2024)
10.1	Stock Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC September 20, 2023)
10.2	Stock Purchase Agreement, dated as of October 21, 2022, by and among Shineco, Inc., Shineco Life Science Research Co., Ltd., Beijing Kanghuayuan Medicine Information Consulting Co., Ltd. and Changzhou Biowin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC January 4, 2023)
10.3	Supplementary Agreement to the Stock Purchase Agreement, dated as of December 30, 2022, by and among Beijing Kanghuayuan Medicine Information Consulting Co., Ltd., Shineco Life Science Research Co., Ltd. and Changzhou Biowin Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC January 4, 2023)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SHINECO, INC.

Dated: November 14, 2024	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

