Form 10-Q
period 2024-12-31
SHINECO, INC.
filed 2025-02-14
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

(+86) 10- 87227366

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

As of February 14, 2025, there were 17,179,844 shares of common stock, par value $0.001 per share, outstanding.

i

On October 21, 2024, the Company’s stockholders approved a reverse stock split of the Company’s common stock, with a par value of $0.001 per share (the “Common Stock”), at a ratio of not less than 1-for-2 and not more than 1-for-24, subject to the Company’s board of directors’ (the “Board”) authority to determine the ratio, and on October 23, 2024, the Board approved a 1-for-24 reverse stock split of the Common Stock, which became effective on November 12, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each of the twenty-four pre-split shares of the Common Stock outstanding automatically combined and converted to one issued and outstanding share of the Common Stock without any action on the part of the stockholders. Unless otherwise indicated, all share amounts and per share amounts in this report have been presented to give effect to the 1-for-24 reverse stock split of the shares of the Common Stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$731,790	$366,140
Restricted cash	15,072	28,896
Accounts receivable, net	1,240,561	1,215,114
Due from related parties	304,616	383,745
Inventories, net	1,696,800	1,588,525
Advances to suppliers, net	20,227,434	10,020,707
Derivative financial assets	6,969	6,380
Other current assets, net	11,987,014	7,294,454
TOTAL CURRENT ASSETS	36,210,256	20,903,961

Property and equipment, net	5,049,753	6,279,759
Land use right, net	605,316	615,607
Intangible assets, net	40,629,540	43,043,733
Goodwill	13,190,284	13,190,284
Operating lease right-of-use assets	112,159	146,035
TOTAL ASSETS	$95,797,308	$84,179,379

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$14,019,459	$14,538,525
Long-term loans - current portion	20,552	632,959
Accounts payable	2,639,895	812,914
Contract liabilities	10,109,224	246,850
Due to related parties	2,303,421	2,875,384
Other payables and accrued expenses	1,669,806	2,528,355
Operating lease liabilities - current	297,775	272,787
Convertible note payable - current	9,548,551	4,194,841
Deferred income	191,821	72,610
Taxes payable	1,371,236	1,387,630
TOTAL CURRENT LIABILITIES	42,171,740	27,562,855

Income tax payable - non-current portion	186,191	186,191
Operating lease liabilities - non-current	12,143	-
Convertible note payable - non-current	-	8,937,173
Long-term loans - non-current	1,678,436	1,080,159
Deferred tax liability	9,253,528	9,835,306
TOTAL LIABILITIES	53,302,038	47,601,684

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 150,000,000 shares authorized; 2,179,844 and 332,215 shares issued and outstanding at December 31, 2024 and June 30, 2024*	2,180	332
Additional paid-in capital	90,496,390	69,476,805
Subscription receivable	(3,522,170)	-
Subscribed common stock	-	6,728,291
Statutory reserve	4,350,297	4,350,297
Accumulated deficit	(57,983,811)	(54,336,629)
Accumulated other comprehensive loss	(231,404)	(218,163)
Total Stockholders’ equity of Shineco, Inc.	33,111,482	26,000,933
Non-controlling interest	9,383,788	10,576,762
TOTAL EQUITY	42,495,270	36,577,695

TOTAL LIABILITIES AND EQUITY	$95,797,308	$84,179,379

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND

COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2024	2023	2024	2023

REVENUE	$5,223,456	$3,952,759	$3,049,171	$2,306,902

COST OF REVENUE
Cost of products	4,808,100	3,534,177	2,926,581	1,988,252
Business and sales related tax	2,055	7,309	1,130	6,332
Total cost of revenue	4,810,155	3,541,486	2,927,711	1,994,584

GROSS PROFIT	413,301	411,273	121,460	312,318

OPERATING EXPENSES
General and administrative expenses	5,300,198	8,851,375	2,663,623	5,591,910
Selling expenses	102,976	132,195	70,735	84,362
Research and development expenses	39,115	45,916	25,697	22,218
Total operating expenses	5,442,289	9,029,486	2,760,055	5,698,490

LOSS FROM OPERATIONS	(5,028,988)	(8,618,213)	(2,638,595)	(5,386,172)

OTHER INCOME (EXPENSE)
Gain from disposal of a subsidiary	114,945	-	114,945	-
Investment income from derivative financial assets	4,239	3,534	1,962	766
Other income, net	270,095	274,883	322,030	274,065
Amortization of debt issuance and other costs	(335,688)	(366,057)	(146,976)	(199,234)
Interest expenses, net	(407,840)	(821,301)	(185,524)	(452,090)
Total other income (expenses)	(354,249)	(908,941)	106,437	(376,493)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM CONTINUING OPERATIONS	(5,383,237)	(9,527,154)	(2,532,158)	(5,762,665)

BENEFIT FOR INCOME TAXES	(535,426)	(957,928)	(242,475)	(706,562)

NET LOSS FROM CONTINUING OPERATIONS	(4,847,811)	(8,569,226)	(2,289,683)	(5,056,103)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	-	(49,455)	-	-
Income from disposal of discontinued operations	-	8,904,702	-	-
Net income from discontinued operations	-	8,855,247	-	-

NET INCOME (LOSS)	(4,847,811)	286,021	(2,289,683)	(5,056,103)

Net loss attributable to non-controlling interest	(1,200,629)	(752,732)	(665,343)	(728,661)

NET INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(3,647,182)	$1,038,753	$(1,624,340)	$(4,327,442)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,847,811)	$286,021	$(2,289,683)	$(5,056,103)
Other comprehensive income: foreign currency translation gain (loss)	(5,586)	138,355	(193,292)	40,390
Total comprehensive income (loss)	(4,853,397)	424,376	(2,482,975)	(5,015,713)
Less: comprehensive loss attributable to non-controlling interest	(1,192,974)	(743,333)	(665,235)	(702,789)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHINECO, INC.	$(3,660,423)	$1,167,709	$(1,817,740)	$(4,312,924)

Weighted average number of shares basic and diluted*	1,329,672	172,714	1,796,506	213,749

Basic and diluted earnings (loss) per common share	$(2.74)	$6.02	$(0.90)	$(20.25)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(2.74)	(45.26)	(0.90)	(20.25)
Discontinued operations - Basic and Diluted	-	51.28	-	-
Net earnings (loss) per common share - basic and diluted	(2.74)	6.02	(0.90)	(20.25)

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

	COMMON STOCK		SUBSCRIPTION	COMMON STOCK	ADDITIONAL PAID-IN	STATUTORY	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	NON- CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2023	109,972	$110	$(3,782,362)	$-	$68,873,846	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	41,667	42	-	-	2,299,958	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-	-	(8,904,702)	-	-	4,880,164	-	(4,024,538)
Stock issuance	50,000	50	-	-	1,439,950	-	-	-	-	1,440,000
Forgiveness of subscription receivable	-	-	3,024,000	-	-	-	-	-	-	3,024,000
Issuance of common shares for convertible notes redemption	49,711	50	-	-	1,595,670	-	-	-	-	1,595,720
Common stock issued for management and employees	15,854	16	580,030	-	540,295	-	-	-	-	1,120,341
Net loss from continuing operations for the period	-	-	-	-	-	-	(7,817,289)	-	(751,937)	(8,569,226)
Net income (loss) from discontinued operation for the period	-	-	-	-	-	-	8,856,042	-	(795)	8,855,247
Foreign currency translation gain	-	-	-	-	-	-	-	128,956	9,399	138,355
Balance at December 31, 2023	267,204	$268	$(178,332)	$-	$65,845,017	$4,198,107	$(30,696,669)	$(94,049)	$11,745,288	$50,819,630

Balance at June 30, 2024	332,215	$332	$-	$6,728,291	$69,476,805	$4,350,297	$(54,336,629)	$(218,163)	$10,576,762	$36,577,695

Stock issuance	760,590	761	(3,522,170)	(6,728,291)	17,010,542	-	-	-	-	6,760,842
Effect of rounding fractional shares into whole shares upon Reverse Stock Split	165,389	165	-	(165)	-	-	-	-	-	-
Issuance of common shares for convertible notes redemption	910,633	911	-	-	3,869,087	-	-	-	-	3,869,998
Common stock issued for management and employees	11,017	11	-	-	140,121	-	-	-	-	140,132
Net loss from continuing operations for the year	-	-	-	-	-	-	(3,647,182)	-	(1,200,629)	(4,847,811)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(13,241)	7,655	(5,586)
Balance at December 31, 2024	2,179,844	$2,180	$(3,522,170)	$-	$90,496,390	$4,350,297	$(57,983,811)	$(231,404)	$9,383,788	$42,495,270

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

							ACCUMULATED
				ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at September 30, 2023	205,149	$206	$(3,442,352)	$64,139,359	$4,198,107	$(26,369,227)	$(108,567)	$12,448,077	$50,865,603

Stock issuance	50,000	50	-	1,439,950	-	-	-	-	1,440,000
Forgiveness of subscription receivable	-	-	3,024,000	-	-	-	-	-	3,024,000
Issuance of common shares for convertible notes redemption	12,055	12	-	265,708	-	-	-	-	265,720
Common stock issued for management and employees	-	-	240,020	-	-	-	-	-	240,020
Net loss from continuing operations for the period	-	-	-	-	-	(4,327,442)	-	(728,661)	(5,056,103)
Foreign currency translation gain	-	-	-	-	-	-	14,518	25,872	40,390
Balance at December 31, 2023	267,204	$268	$(178,332)	$65,845,017	$4,198,107	$(30,696,669)	$(94,049)	$11,745,288	$50,819,630

Balance at September 30, 2024	1,481,197	$1,481	$(3,855,458)	$89,182,090	$4,350,297	$(56,359,471)	$(38,004)	$10,049,023	$43,329,958

Stock issuance		-	333,288	-	-	-	-	-	333,288
Effect of rounding fractional shares into whole shares upon reverse stock split	165,389	165	-	-	(165)	-	-	-	-
Issuance of common shares for convertible notes redemption	533,258	534	-	1,314,465	-	-	-	-	1,314,999
Net loss from continuing operations for the period	-	-	-	-	-	(1,624,340)	-	(665,343)	(2,289,683)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(193,400)	108	(193,292)
Balance at December 31, 2024	2,179,844	$2,180	$(3,522,170)	$90,496,390	$4,350,297	$(57,983,811)	$(231,404)	$9,383,788	$42,495,270

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,847,811)	$286,021
Net income from discontinued operations, net of tax	-	8,855,247
Net loss from continuing operations	(4,847,811)	(8,569,226)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,654,949	2,365,955
Gain from disposal of property and equipment	(767)	-
Allowance for credit losses and doubtful accounts	1,404,254	516,063
Reversal of inventory reserve	(30,825)	(26,288)
Deferred tax benefit	(584,109)	(957,928)
Gain from disposal of a subsidiary	(114,945)	-
Amortization of right of use assets	85,016	37,002
Forgiveness of subscription receivable	-	3,024,000
Common stock issued for management and employees	140,132	540,311
Amortization of debt issuance and other costs	335,688	366,057
Accrued interest expense for convertible notes	350,849	457,056
Accrued interest income from third parties	(387,679)	-

Changes in operating assets and liabilities:
Accounts receivable	(412,221)	5,207,133
Advances to suppliers	(11,775,779)	(4,961,015)
Inventories	(86,121)	164,612
Other current assets	(87,277)	42,536
Accounts payable	1,861,373	(4,353,578)
Contract liabilities	10,030,137	3,062,228
Deferred income	127,970	-
Other payables and accrued expenses	(1,326,817)	528,131
Other long-term payable	-	(35,315)
Operating lease liabilities	(12,261)	(23,083)
Taxes payable	(13,631)	66,725
Net cash used in operating activities from continuing operations	(2,689,875)	(2,548,624)
Net cash used in operating activities from discontinued operations	-	(162,253)
Net cash used in operating activities	(2,689,875)	(2,710,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(16,029)	(33,360)
Proceeds from disposal of property and equipment	867	-
Payment made for loans to third parties	(534,603)	(1,539,715)
Repayment from loan to third parties	330,080	50,000
Payment made for loans to related parties	78,809	490,177
Payment for derivative financial assets	(37,296)	(18,480)
Redemption of derivative financial assets	36,669	21,050
Acquisition of subsidiaries, net of cash	-	1,003,678
Prepayment for business acquisition	(2,630,000)	-
Disposal of a subsidiary, net of cash	(103)	-
Disposal of VIEs - Tenet-Jove, net of cash	-	(13,889,752)
Net cash used in investing activities from continuing operations	(2,771,606)	(13,916,402)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(2,771,606)	(13,916,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	10,392,147	9,807,483
Repayment of short-term loans	(10,283,483)	(8,302,815)
Proceeds from long-term loans	626,990	-
Repayment of long-term loans	(633,956)	(317,444)
Repayment of loan from third party	(573,687)	-
Repayment of convertible note	(400,000)	-
Proceeds from issuance of common stock	6,760,842	2,020,030
Repayments of advances from related parties	(82,661)	(81,966)
Net cash provided by financing activities from continuing operations	5,806,192	3,125,288
Net cash provided by financing activities from discontinued operations	-	293,180
Net cash provided by financing activities	5,806,192	3,418,468

EFFECT OF EXCHANGE RATE CHANGE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,115	229,252

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	351,826	(12,979,559)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of the period	395,036	14,166,759

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of the period	$746,862	$1,187,200

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$313,182	$274,879

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$3,869,998	$1,595,720
Issuance of common shares for proceeds received in prior year	$6,728,291	$-
Issuance of common shares for business acquisition	$-	$2,300,000
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$-	$37,705,951
Right-of-use assets obtained in exchange for operating lease obligations	$41,985	$32,737

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

Pursuant to the VIE Agreements, Tenet-Jove had the exclusive right to provide to the Zhisheng VIEs and Ankang Longevity Group consulting services related to their business operations and management. All the above contractual agreements obligated Tenet-Jove to absorb a majority of the risk of loss from the Zhisheng VIEs and Ankang Longevity Group’s activities and entitled Tenet-Jove to receive a majority of their residual returns. In essence, Tenet-Jove became the primary beneficiary of the operations of the Zhisheng VIEs and Ankang Longevity Group. Therefore, the Zhisheng VIEs and Ankang Longevity Group were treated as variable interest entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation.” Accordingly, the accounts of these entities are consolidated with those of Tenet-Jove.

Since Shineco was effectively controlled by the majority shareholders of the Zhisheng VIEs and Ankang Longevity Group, Shineco owns 100% of Tenet-Jove. Accordingly, Shineco, Tenet-Jove, and the VIEs, the Zhisheng VIEs and Ankang Longevity Group were effectively controlled by the same majority shareholders. Therefore, Shineco, Tenet-Jove, and the VIEs of Tenet-Jove were considered under common control. The consolidation of Tenet-Jove and its VIEs into Shineco was accounted for at historical cost.

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

On May 23, 2023, Life Science established Beijing Shineco Chongshi Information Consulting Co., Ltd (“Chongshi”) as a wholly owned entity with registered capital of RMB0.1 million (approximately US$0.01 million). On November 20, 2024, the Company entered into an agreement to transferred 100% equity interests in Chongshi to a third party. See Note 8.

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

NOTE 2. GOING CONCERN

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses from continuing operations of US$4.8 million and US$8.6 million, and continuing cash outflow of US$2.7 million and US$2.5 million from operating activities for the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and June 30, 2024, the Company had accumulated a deficit of US$58.0 million and US$54.3 million, and as of December 31, 2024, the Company had negative working capital of US$6.0 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders.

Despite those negative financial trends, as of December 31, 2024, the Company had taken the following actions to enhance the Company’s liquidity:

1)	On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “June 2024 Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “June 2024 Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. As of June 30, 2024, proceeds of approximately US$6.4 million were received by the Company, and the remaining proceeds were fully received by the Company in July 2024, and all of the June 2024 Shares were issued on July 8, 2024.

2)	On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of common stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

3)	On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of December 31, 2024, proceeds of approximately US$4.7 million were received by the Company, and the remaining proceeds are expected to be fully received by June 30, 2025.

4)	On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “December 2024 Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. The December 2024 Shares were issued to the December 2024 Purchasers on January 10, 2025.

5)	The Company has borrowed funds from commercial banks and third parties. As of December 31, 2024, the Company had US$14.0 million in short-term loans outstanding and US$1.7 million in long-term loans outstanding. The management expects that the Company will be able to renew its existing bank loans upon their maturity based on past experience and its good credit history. As of the date of this report, the Company has borrowed additional loans of approximately US$2.1 million from United Overseas Bank and renewed two short-term bank loans amounting to approximately US$1.8 million upon maturity.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity needs for at least the 12 months following the date of this filing.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2024	2023	2024	2023
Income from operations	$-	$60,426	$-	$-
Net income	$-	$60,426	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of December 31, 2024 and June 30, 2024, the Company had no cash equivalents.

Under PRC laws, it is generally required that a commercial bank in the PRC that holds third-party cash deposits protect the depositors’ rights over and interests in their deposited money. PRC banks are subject to a series of risk control regulatory standards, and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis. Company monitors the respective financial institutions where they maintain their cash with and has not experienced any problems.

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of December 31, 2024 and June 30, 2024, the allowance for credit losses was US$1,725,867 and US$1,356,873, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of December 31, 2024 and June 30, 2024, the allowance for uncollectible advances to suppliers was US$1,441,757 and US$111,483, respectively.

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

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2024 and June 30, 2024, the inventory reserve was nil and US$30,443, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the six and three months ended December 31, 2024 and 2023, the Company did not recognize any impairment of its ROU assets.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the six and three months ended December 31, 2024 and 2023, the Company did not recognize any impairment of its long-lived assets.

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

The outstanding derivative financial assets as of December 31, 2024 and June 30, 2024 were US$6,969 and US$6,380, respectively. Investment income from derivative financial assets was US$4,239 and US$1,962 for the six and three months ended December 31, 2024, respectively, and US$3,534 and US$766 for the six and three months ended December 31, 2023, respectively. The change in fair value of derivative financial assets was immaterial for the six and three months ended December 31, 2024 and 2023, respectively.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions as of December 31, 2024 and June 30, 2024. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries as of December 31, 2024, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2022 and thereafter. As of December 31, 2024, the tax years ended December 31, 2020 through December 31, 2024 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, as of December 31, 2024 and June 30, 2024 were translated at 1 RMB to 0.1370 USD and at 1 RMB to 0.1376 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the six months ended December 31, 2024 and 2023 were 1 RMB to 0.1393 USD and 1 RMB to 0.1385 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended December 31, 2024 and 2023 were 1 RMB to 0.1390 USD and 1 RMB to 0.1388 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the six months ended December 31, 2024 and 2023, total research and development expense from continuing operations were US$39,115 and US$45,916, respectively. For the three months ended December 31, 2024 and 2023, total research and development expense from continuing operations were US$25,697 and US$22,218, respectively. No research and development expense were from discontinued operations for the six and three months ended December 31, 2024 and 2023.

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

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six and three months ended December 31, 2024 and 2023.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six and three months ended December 31, 2024 and 2023:

	For the six months ended December 31,		For the three months ended December 31,
	2024	2023	2024	2023
Net loss from continuing operations attributable to Shineco	$(3,647,182)	$(7,817,289)	$(1,624,340)	$(4,327,442)
Net income from discontinued operations attributable to Shineco	-	8,856,042	-	-
Net income (loss) attributable to Shineco	(3,647,182)	1,038,753	(1,624,340)	(4,327,442)

Weighted average shares outstanding - basic and diluted*	1,329,672	172,714	1,796,506	213,749

Net loss from continuing operations per share of common share
Basic and diluted	$(2.74)	$(45.26)	$(0.90)	$(20.25)

Net earnings from discontinued operations per share of common share
Basic and diluted	$-	$51.28	$-	$-

Net earnings (loss) per share of common share
Basic and diluted	$(2.74)	$6.02	$(0.90)	$(20.25)

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	December 31, 2024	June 30, 2024

Accounts receivable	$2,966,428	$2,571,987
Less: allowance for credit losses	(1,725,867)	(1,356,873)
Accounts receivable, net	$1,240,561	$1,215,114

Movement of allowance for credit losses is as follows:

	December 31, 2024	June 30, 2024

Beginning balance	$1,356,873	$8,153,850
Acquisition of subsidiaries	-	173,101
Charge to allowance	381,095	118,499
Less: disposal of VIEs	-	(7,195,304)
Foreign currency translation adjustments	(12,101)	106,727
Ending balance	$1,725,867	$1,356,873

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	December 31, 2024	June 30, 2024

Raw materials	$262,896	$290,152
Work-in-process	85,873	338,902
Finished goods	1,348,031	989,914
Less: inventory reserve	-	(30,443)
Total inventories, net	$1,696,800	$1,588,525

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	December 31, 2024	June 30, 2024

Advances to suppliers	$21,669,191	$10,132,190
Less: allowance for doubtful accounts	(1,441,757)	(111,483)
Advance to suppliers, net	$20,227,434	$10,020,707

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	December 31, 2024	June 30, 2024

Beginning balance	$111,483	$10,167,448
Acquisition of subsidiaries	-	6,385
Charge to allowance	1,353,239	102,514
Less: disposal of VIEs	-	(10,325,224)
Foreign currency translation adjustments	(22,965)	160,360
Ending balance	$1,441,757	$111,483

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	December 31, 2024	June 30, 2024

Loans to third parties (1)	$9,986,234	$9,445,164
Other receivables (2)	3,644,993	2,464,188
Prepayment for business acquisition (3)	2,630,000	-
Short-term deposits	43,906	39,966
Prepaid expenses	1,765	1,658
Subtotal	16,306,898	11,950,976
Less: allowance for credit losses	(4,319,884)	(4,656,522)
Total other current assets, net	$11,987,014	$7,294,454

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. As of December 31, 2024, loans that amounted to US$688,642 were carried forward from fiscal year 2023. On September 20, 2023, the Company lent a loan amounting to US$102,761 to a third party for one year, with a maturity date of September 19, 2024. The loan was extended for one year upon maturity. On December 31, 2023, the Company lent a loan amounting to US$1,420,573 to two third parties for one year, with a maturity date of December 30, 2024. On May 28, 2024, the Company lent a loan amounting to US$2,740,304 to a third party for one year, with a maturity date of May 27, 2025. On June 5, 2024, the Company lent a loan amounting to US$4,069,352 to a third party for one year, with a maturity date of June 4, 2025. For loans entered on May 28, 2024 and June 5, 2024, the Company entered into Debt Transfer Agreements with the borrowers (the “Original Borrowers”) and another third party (the “New Borrower”) on August 20, 2024, pursuant to which the Original Borrowers transferred all their debts to the New Borrower, and the New Borrower agreed to fulfil its repayments obligation to the Company in accordance with the term of the original loan agreements. On July 24, 2024 and September 18, 2024, the Company lent loans amounting to US$109,612 and US$375,000 to two third parties for one year, with a maturity date of July 23, 2025 and September 17, 2025, respectively. In addition, the Company also lent a loan amounting to US$41,105 to a third party during the six months ended December 31, 2024, and the amount is due on demand. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable, and the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2024, the total outstanding balance amounted to US$9,445,164, including principal of US$9,387,269 and accrued interests of US$57,895. As of December 31, 2024, the total outstanding balance amounted to US$9,986,234, including principal of US$9,547,349 and accrued interests of US$438,885. As of December 31, 2024 and June 30, 2024, the allowance for credit losses was US$2,211,977 and US$2,548,557, respectively. The Company’s management will continue putting effort into the collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses, as well as advances for services to other third party.

3)	The amount pertains to prepaid purchase consideration made for the acquisition of Jiangsu Fuwang Medical Equipment Co., Ltd (“Fuwang Medical”). The Company entered into an Equity Acquisition Framework Agreement with a shareholder of Fuwang Medical for the acquisition of his equity interests in Fuwang Medical, and the Company made partial payment of the consideration during the six months ended December 31, 2024. The acquisition is expected to be completed by March 31, 2025.

Movement of allowance for credit losses is as follows:

	December 31, 2024	June 30, 2024

Beginning balance	$4,656,522	$3,287,793
Acquisition of subsidiaries	-	36,393
Charge to (reversal of) expense	(330,080)	2,248,574
Less: disposal of VIEs	-	(610,751)
Foreign currency translation adjustments	(6,558)	(305,487)
Ending balance	$4,319,884	$4,656,522

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2024	June 30, 2024

Buildings	$5,104,052	$6,167,928
Machinery and equipment	3,055,195	3,051,688
Motor vehicles	257,827	275,366
Office equipment	97,460	97,882
Fixture and furniture	101,503	101,936
Construction in progress	229,681	230,661
Subtotal	8,845,718	9,925,461
Less: accumulated depreciation and amortization	(3,707,037)	(3,556,394)
Less: accumulated impairment for property and equipment	(88,928)	(89,308)
Total property and equipment, net	$5,049,753	$6,279,759

Depreciation and amortization expense charged to the continuing operations was US$231,091 and US$243,189 for the six months ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense charged to the continuing operations was US$98,883 and US$109,932 for the three months ended December 31, 2024 and 2023, respectively.

Depreciation and amortization expense charged to the discontinued operations was nil and US$2,403 for the six months ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense charged to the discontinued operations was both nil for the three months ended December 31, 2024 and 2023.

The Company also provides its customers with specialized testing devices as its customers could only use these devices to generate results from these rapid diagnostic products. The ownership of these specialized testing devices is not transferred to its customers, but remains as the Company’s properties. The specialized testing devices will be returned to the Company when they are no longer required by the customer. As of December 31, 2024 and June 30, 2024, properties with net book values of US$25,441 and US$24,223 were held by the Company’s customers.

On May 29, 2023, the Company’s Board approved the pledge of real estate property as collateral to guarantee a personal loan of Zhang Yuying, the former chairman of the Board and legal representative of Tenet-Jove. This collateral was provided in exchange for the transfer of the real estate title from Zhang Yuying to Chongshi, a subsidiary of the Company. According to the memorandum between the Company and Zhang Yuying, it was anticipated that the loan would be repaid and the pledge would be released before May 31, 2024. The Company retains the right to claim full compensation if the property is not released by the due date. On May 24, 2022, Zhang Yuying entered into a loan agreement with Guo Weiqing for a principal amount of RMB 15,000,000, with a due date of May 23, 2023. On May 23, 2023, Zhang Yuying entered into a supplementary agreement with Guo Weiqing, wherein the parties agreed to extend the due date of the principal amount from May 23, 2023 to May 23, 2024, and to provide a mortgage guarantee for the repayment of the principal amount. On May 23, 2024, Zhang Yuying entered into another supplementary agreement with Guo Weiqing, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and the real estate property continued to be pledged until May 23, 2025. As of June 30, 2024, the net book value of the property was US$1,012,381. If Zhang Yuying fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. However, Zhang Yuying was unable to repay the loan to Guo Weiqing due to shortage of fund. On November 20, 2024, the Company entered in a supplementary agreement with Zhang Yuying and Guo Weiqing, pursuant to the agreement, the Company agreed to transfer 100% equity interest of Chongshi to Guo Weiqing or other people designated by him as payment for the loan. The consideration for this transfer was RMB 8.0 million (approximately US$1.1 million), which will be paid by Zhang Yuying to the Company by June 30, 2025.

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

	December 31, 2024	June 30, 2024

Land use rights	$708,859	$709,840
Less: accumulated amortization	(103,543)	(94,233)
Total land use rights, net	$605,316	$615,607

Amortization expense charged to the continuing operations was US$9,692 and US$9,355 for the six months ended December 31, 2024 and 2023, respectively. Amortization expense charged to the continuing operations was US$4,844 and US$6,839 for the three months ended December 31, 2024 and 2023, respectively.

No amortization expense charged to the discontinued operations for the six and three months ended December 31, 2024 and 2023, respectively.

The estimated future amortization expenses are as follows:

12 months ending December 31:
2025	$19,307
2026	19,307
2027	19,307
2028	19,307
2029	19,307
Thereafter	508,781
Total	$605,316

NOTE 10 - LEASES

Lessee

The Company leases offices space and warehouse under non-cancellable operating leases, with terms ranging from one to seven and a half years. The lease terms vary from 2 years to 7.5 years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses for lease payment are recognized on a straight-line basis over the lease term. Leases with initial terms of 12 months or less are not recorded on the balance sheet.

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

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	December 31, 2024	June 30, 2024

ROU lease assets	$112,159	$146,035

Operating lease liabilities – current	297,775	272,787
Operating lease liabilities – non-current	12,143	-
Total operating lease liabilities	$309,918	$272,787

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.94	1.00
Weighted average discount rate	4.31%	4.38%

The components of lease expenses for continuing operations were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2024	2023	2024	2023
Lease cost:
Amortization of right-of-use assets	$82,217	$33,949	$44,043	$18,674
Interest of operating lease liabilities	2,799	3,053	1,513	778
Total lease cost	$85,016	$37,002	$45,556	$19,452

Rent expenses totaled US$98,174 and US$86,139 from the continuing operations for the six months ended December 31, 2024 and 2023, respectively. Rent expenses totaled US$51,701 and US$45,588 from the continuing operations for the three months ended December 31, 2024 and 2023, respectively.

Rent expenses totaled nil and US$51,778 from the discontinued operations for the six months ended December 31, 2024 and 2023, respectively. Rent expenses totaled both nil from the discontinued operations for the three months ended December 31, 2024 and 2023.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024:

Remainder of 2025	$287,047
2026	24,663
Total lease payments	311,710
Less: imputed interest	(1,792)
Present value of lease liabilities	$309,918

Lessor

On September 21, 2023, the Company entered into a two-year rental agreement with a third party to lease its property for its office space. Rental income of US$30,867 and US$15,340 was recorded in other income, net on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the six months ended December 31, 2024 and 2023, respectively. Rental income of US$15,399 and US$15,340 was recorded in other income, net on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended December 31, 2024 and 2023, respectively.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the six and three months ended December 31, 2024 and 2023.

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

The identifiable goodwill acquired and the carrying value consisted of the following:

	December 31, 2024	June 30, 2024

Goodwill	$6,574,743	$6,574,743
Less: impairment for goodwill	(4,555,996)	(4,555,996)
Goodwill, net	$2,018,747	$2,018,747

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$807,771
Inventories, net	784,336
Other current assets, net	49,979
Property and equipment, net	138,252
Intangible assets	12,683,656
Operating lease right-of-use assets	173,831
Goodwill	6,574,743
Deferred tax assets, net	346,523
Short-term bank loans	(1,594,596)
Accounts payable	(349,989)
Advances from customers	(407,437)
Other current liabilities	(446,729)
Operating lease liabilities - non-current	(45,730)
Deferred tax liabilities	(1,937,804)
Non-controlling interest	(5,301,785)
Total purchase price for acquisition, net of US$621,979 of cash	$11,475,021

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of December 31, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(2,536,731)
Total intangible assets, net	$10,146,925

The amortization expense of intangible assets was US$634,183 and US$634,182 from the continuing operations for the six months ended December 31, 2024 and 2023, respectively. The amortization expense of intangible assets was US$317,091 and US$317,091 from the continuing operations for the three months ended December 31, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the six and three months ended December 31, 2024 and 2023.

The Company has included the operating results of Biowin in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$217,120 in net sales and US$648,631 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2024. US$95,255 in net sales and US$304,723 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2024. US$299,122 in net sales and US$621,625 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2023. US$163,995 in net sales and US$324,650 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2023.

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

The identifiable goodwill acquired and the carrying value consisted of the following:

	December 31, 2024	June 30, 2024

Goodwill	$21,440,360	$21,440,360
Less: impairment for goodwill	(10,268,823)	(10,268,823)
Goodwill, net	$11,171,537	$11,171,537

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$12,507,353
Advances to suppliers, net	3,513,448
Inventories, net	1,782,180
Derivative financial assets	6,212
Other current assets, net	1,426,163
Property and equipment, net	5,407,301
Intangible assets	36,117,041
Operating lease right-of-use assets	1,999
Goodwill	21,440,360
Short-term bank loans	(12,021,992)
Accounts payable	(6,686,700)
Advances from customers	(78,677)
Tax payable	(600,742)
Deferred income	(77,007)
Other current liabilities	(2,277,877)
Long-term bank loans	(2,071,093)
Operating lease liabilities - non-current	(1,847)
Deferred tax liabilities	(9,186,376)
Non-controlling interest	(8,197,473)
Total purchase price for acquisition, net of US$1,003,678 of cash	$41,002,273

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of December 31, 2024 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,273	10
Less: accumulated amortization	(5,027,364)
Total intangible assets, net	$30,459,909

The amortization expense of intangible assets was US$1,774,363 and US$1,478,636 from the continuing operations for the six months ended December 31, 2024 and 2023, respectively. The amortization expense of intangible assets was US$887,182 and US$887,181 from the continuing operations for the three months ended December 31, 2024 and 2023, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil and US$779,606 for the six months ended December 31, 2024 and 2023, respectively. Acquisition-related costs were nil for the three months ended December 31, 2024 and 2023, respectively.

The Company has included the operating results of Wintus in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$5,005,387 in net sales and US$3,345,672 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2024. US$2,953,916 in net sales and US$1,957,176 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2024. US$3,642,533 in net sales and US$1,138,402 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the six months ended December 31, 2023. US$2,131,803 in net sales and US$1,979,110 in net loss of Wintus were included in the unaudited condensed consolidated financial statements for the three months ended December 31, 2023.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. The receivable are non-interest bearing and due on demand.

As of December 31, 2024 and June 30, 2024, the outstanding amounts due from related parties consisted of the following:

	December 31, 2024	June 30, 2024

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$239,191	$318,041
Chongqing Dream Trading Co., Ltd	41,105	41,280
Wintus China Limited	412,379	412,379
Fujian Xinglinchun Health Industry Co., Ltd	24,320	24,424
Subtotal	716,995	796,124
Less: allowance for credit losses	(412,379)	(412,379)
Total due from related parties, net	$304,616	$383,745

Due to Related Parties

As of December 31, 2024 and June 30, 2024, the Company had related party payables of US$2,303,421 and US$2,875,384, respectively. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

As of December 31, 2024 and June 30, 2024, the outstanding amounts due to related parties consisted of the following:

	December 31, 2024	June 30, 2024

Wang Sai	$-	$58,846
Huang Shanchun	20,818	444,595
Liu Fengming	44,442	19,908
Yan Lixia	81	-
Zhan Jiarui	11,982	111,528
Liu Xiqiao	14,791	27,319
Lyu Jiajia (a)	-	478,547
Zhao Pengfei	6,851	6,880
Wang Xiaohui(b)	577,223	342,562
Chi Keung Yan(b)	852,663	614,427
Fuzhou Meidashan Biotechnology Co., Ltd.	4,928	13,297
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	467,217	412,479
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	302,425	344,996
Total due to related parties	$2,303,421	$2,875,384

a.	On September 27, 2023, the Company entered into a loan agreement with Lyu Jiajia to borrow US$800,000 as working capital for one year, with a maturity date of September 29, 2024. The loan has a fixed interest rate of 15.0% per annum. The Company repaid totaling $0.4 million during the year ended June 30, 2024. As of June 30, 2024, the total outstanding balance, including principal and the interest, amounted to US$478,547. During the six months ended December 31, 2024, all of the amounts, including principal and interest due to Lyu Jiajia, were offset with the consideration for shares purchased from the Company.

b.	The amounts pertain to advances from its related parties for the Company’s working capital during the Company’s normal course of business. These advances are unsecured, non-interest bearing and due on demand.

Interest expenses on loans due to related parties were US$14,450 and nil from continued operations for the six months ended December 31, 2024 and 2023, respectively. Interest expenses on loans due to related parties were both nil from continued operations for the three months ended December 31, 2024 and 2023, respectively.

Interest expenses on loans due to related parties were nil and US$1,526 from discontinued operations for the six months ended December 31, 2024 and 2023, respectively. Interest expenses on loans due to related parties were both nil from discontinued operations for the three months ended December 31, 2024 and 2023.

Sales to a Related Party

The Company made sales of US$678,142 and US$811,131 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the six months ended December 31, 2024 and 2023, respectively. The Company made sales of US$286,334 and US$680,330 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the three months ended December 31, 2024 and 2023, respectively.

Loan guarantee provided by related parties

The Company’s related parties provide a guarantee for the Company’s bank loans (see Note 13).

Loan guarantee provided to a related party

As of December 31, 2024 and June 30, 2024, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”) provided a guarantee that amounted to US$685,076 and US$687,999 for a bank loan borrowed by Chongqing Yufan, a related party of the Company until December 28, 2025.

Lease from a related party

The Company entered into a two-year lease agreement for the lease of office space from a related party company, of which the CEO is the Company’s shareholder.

As of December 31, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party were US$40,615 and US$163,929, respectively.

As of June 30, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party were US$80,746 and US$163,306, respectively.

During the six months ended December 31, 2024 and 2023, the Company incurred operating lease expenses in leases from the related party of US$41,799 and US$41,547, respectively. During the three months ended December 31, 2024 and 2023, the Company incurred operating lease expenses in leases from the related party of US$20,853 and US$20,819, respectively.

NOTE 13 – LOANS

Short-term loans

Short-term loans from third parties

During the year ended June 30, 2024, the Company entered into loan agreements with two third parties. These short-term loans from third parties are mainly used for short-term funding to support the Company’s working capital needs. One of the loans amounting to US$516,811 was borrowed from April 9, 2024 to July 8, 2024 and bear to interest. The loan was fully repaid upon maturity by the Company during the six months ended December 31, 2024. The other loan amounting to US$509,119 was borrowed from June 21, 2024 to August 4, 2024 with an interest rate of 15% per annum, and the loan is guaranteed by a third party. The Company made partial payment for the other loan, and the balance of US$457,420 was extended with a new maturity date of December 31, 2025.

The Company recorded interest expenses from continuing operations of US$48,349 and US$30,247 for the six months ended December 31, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 14.4% and 15.0% for the six months ended December 31, 2024 and 2023, respectively. The Company recorded interest expenses from continuing operations of US$28,815 and US$30,247 for the three months ended December 31, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 15.0% and 15.0% for the three months ended December 31, 2024 and 2023, respectively.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	December 31, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$411,046	2025/5/21	4.65%
Bank of Jiangsu(b)	403,647	2025/1/20	4.00%
Bank of China(c)	404,195	2024/6/26	4.90%
United Overseas Bank(d)	9,534,339	January 2025- June 2025	3.85%-4.20%
Industrial and Commercial Bank of China	411,046	2025/6/20	3.75%
Bank of China(e)	411,046	2025/2/7	3.45%
Chongqing Rural Commercial Bank(f)	1,301,644	2025/3/18	4.30%
Industrial and Commercial Bank of China(g)	685,076	2025/9/20	3.10%
Total short-term bank loans	$13,562,039

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	The Company did not repay the loan upon maturity, as of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Liang Jie. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

d.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank. As of the date of this report, the Company borrowed additional loans of approximately US$2.1 million under this loan agreement.

e.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China. The loan was fully repaid upon maturity.

f.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank. The loan was fully repaid as of the date of this report.

g.	The loan is guaranteed by Chongqing Wintus, a subsidiary of the Company. In addition, the Company’s properties with net book values of US$596,332 were pledged as collateral to secure this loan.

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$412,800	2025/5/21	4.65%
Bank of Jiangsu	405,369	2025/1/20	4.00%
Bank of China(b)	405,920	2024/6/26	4.90%
United Overseas Bank(c)	9,536,508	July 2024 - December 2024	4.20%
Industrial and Commercial Bank of China	412,800	2025/06/20	3.75%
Industrial and Commercial Bank of China(d)	619,199	2024/9/22	3.45%
Bank of China(e)	412,800	2025/2/7	3.45%
Chongqing Rural Commercial Bank(f)	1,307,199	2025/3/18	4.30%
Total short-term bank loans	$13,512,595

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Liang Jie. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

c.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank. As of the date of this report, the Company borrowed additional loans of approximately US$4.2 million under this loan agreement.

d.	Guaranteed by the other subsidiary of the Company, Chongqing Wintus. In addition, the Company’s properties with net book values of US$605,195 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

e.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China.

f.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank.

Long-term loans

Long-term bank loans consisted of the following:

Lender	December 31, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$616,568	2026/9/2	3.35%
Bank of Chongqing(b)	1,082,420	2026/7/3	4.00%
Total long-term bank loans	$1,698,988

Long-term bank loans-current	$20,552

Long-term bank loans-non-current	$1,678,436

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$528,514 were pledged as collateral to secure this loan.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,405,863 were pledged as collateral to secure this loan.

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$619,199	2024/9/7	4.85%
Bank of Chongqing(b)	1,093,919	2026/7/3	4.00%
Total long-term bank loans	$1,713,118

Long-term bank loans-current	$632,959

Long-term bank loans-non-current	$1,080,159

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$545,597 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,451,298 were pledged as collateral to secure this loan as of June 30, 2024.

The future maturities of long-term bank loans as of December 31, 2024 were as follows:

Twelve months ending December 31,
2025	$20,552
2026	1,678,436
Total long-term bank loans	$1,698,988

The Company recorded interest expenses from continuing operations of US$320,814 and US$279,711 for the six months ended December 31, 2024 and 2023, respectively. The Company recorded interest expenses from continuing operations of US$170,234 and US$165,575 for the three months ended December 31, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 4.15% and 4.30% for the six months ended December 31, 2024 and 2023, respectively. The annual weighted average interest rates from continuing operations were 4.21% and 4.32% for the three months ended December 31, 2024 and 2023, respectively. Interest expenses from discontinued operations were both nil for the six and three months ended December 31, 2024 and 2023, respectively.

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

For the six months ended December 31, 2024 and 2023, a total of US$335,688 and US$366,057 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively. For the three months ended December 31, 2024 and 2023, a total of US$146,976 and US$199,234 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss), respectively.

As of December 31, 2024, shares of the Company’s common stock totaling 1,006,133 were issued by the Company to the Investor equaling principal and interests amounted to US$15,158,357, and cash totaling US$1,050,000 was repaid to the Investor. The Notes balance was US$9,548,551, with a carrying value of US$9,862,461, net of deferred financing costs of US$313,910 was recorded in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024.

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

i) The components of the income tax provision (benefit) were as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2024	2023	2024	2023
Current income tax provision	$48,683	$-	$48,202	$-
Deferred income tax benefit	(584,109)	(957,928)	(290,677)	(706,562)
Total income tax benefit	(535,426)	(957,928)	(242,475)	(706,562)
Less: income tax provision, held for discontinued operations	-	-	-	-
Income tax benefit, held for continuing operations	$(535,426)	$(957,928)	$(242,475)	$(706,562)

ii) The components of the deferred tax liability were as follows:

	December 31, 2024	June 30, 2024
Deferred tax assets:
Allowance for credit loss/doubtful accounts	$777,458	$352,077
Inventory reserve	-	1,522
Net operating loss carry-forwards	1,695,651	1,187,887
Total	2,473,109	1,541,486
Valuation allowance	(2,014,474)	(1,110,668)
Total deferred tax assets	458,635	430,818
Deferred tax liability:
Intangible assets	(9,712,163)	(10,266,124)
Total deferred tax liability	(9,712,163)	(10,266,124)
Deferred tax liability, net	$(9,253,528)	$(9,835,306)

Movement of the valuation allowance:

	December 31, 2024	June 30, 2024

Beginning balance	$1,110,668	$2,471,066
Acquisition of subsidiaries	-	154,481
Disposal of Tenet Jove	-	(2,392,580)
Current year addition	908,525	881,746
Exchange difference	(4,719)	(4,045)
Valuation allowance	$2,014,474	$1,110,668

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the six and three months ended December 31, 2024 and 2023, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	December 31, 2024	June 30, 2024

Income tax payable	$1,314,985	$1,268,904
Value added tax payable	240,620	303,739
Business tax and other taxes payable	1,822	1,178
Total tax payable	$1,557,427	$1,573,821

Income tax payable - current portion	$1,371,236	$1,387,630

Income tax payable – non-current portion	$186,191	$186,191

NOTE 16 - STOCKHOLDERS’ EQUITY

Initial Public Offering

On September 28, 2016, the Company completed its initial public offering of 1,713,190 shares of common stock (before the effect of the reverse stock splits mentioned below) at a price of US$4.50 per share for gross proceeds of US$7.7 million and net proceeds of approximately US$5.4 million. The Company’s shares of common stock began trading on September 28, 2016 on the NASDAQ Capital Market under the symbol “TYHT”.

Statutory Reserve

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of December 31, 2024 and June 30, 2024, the balance of the required statutory reserves was US$4,350,297 and US$4,350,297, respectively.

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

On April 10, 2021, the Company issued 16,134 shares of common stock to selected investors at a price of US$768.00 per share. The Company received net proceeds of US$7,981,204 and US$3,024,000 was waived by the Company during the year ended June 30, 2024. (See Note 18)

On August 30, 2023, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) in the aggregate amount of 15,854 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$540,310 based on the fair value of share price US$34.08 at August 30, 2023. The Shares were issued in September 2023.

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner, Wintus and the Wintus Sellers, pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus. As the consideration for the Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Sellers 100% of the Company’s equity interest in Tenet-Jove. (See Note 11).

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

On June 18, 2024, the Board of Directors of the Company approved the issuance of shares of common stock pursuant to the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) in the aggregate amount of 30,650 shares (the “Shares”) to its non-officer employees. The fair value of the Shares was US$2,331,852 based on the fair value of the share price of US$76.08 on June 18, 2024. The Shares were issued on June 18, 2024

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “June 2024 Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “June 2024 Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. In reliance on the June 2024 Purchasers’ representations to the Company, the June 2024 Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received by the Company, and the remaining proceeds were fully received by the Company in July 2024, and all of the June 2024 Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of common stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses. The Company intends to use approximately 50% of the net proceeds from the Offering for mergers and acquisitions, approximately 25% for repaying outstanding convertible notes, and 25% for general corporate purposes.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of December 31, 2024, proceeds of approximately US$4.7 million were received by the Company, and the remaining proceeds are expected to be fully received by June 30, 2025.

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

On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “December 2024 Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The December 2024 Shares were issued to the December 2024 Purchasers on January 10, 2025.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts was US$695,540 and US$336,776 as of December 31, 2024 and June 30, 2024, respectively.

During the six and three months ended December 31, 2024 and 2023, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the six months ended December 31, 2024, three customers accounted for approximately 37% of the Company’s total sales from the continuing operations. For the three months ended December 31, 2024, four customers accounted for approximately 59% of the Company’s total sales from the continuing operations.

For the six months ended December 31, 2023, three customers accounted for approximately 54% of the Company’s total sales from the continuing operations, respectively. For the three months ended December 31, 2023, four customers accounted for approximately 78% of the Company’s total sales from the continuing operations, respectively.

As of December 31, 2024, two customers accounted for approximately 83% of the Company’s accounts receivable. As of June 30, 2024, four customers accounted for approximately 80% of the Company’s accounts receivable from the continuing operations.

For the six months ended December 31, 2024, two vendors accounted for approximately 36% of the Company’s total purchases from the continuing operations. For the three months ended December 31, 2024, two vendors accounted for approximately 67% of the Company’s total purchases from the continuing operations

For the six months ended December 31, 2023, one vendor accounted for approximately 21% of the Company’s total purchases from the continuing operations, respectively. For the three months ended December 31, 2023, one vendor accounted for approximately 32% of the Company’s total purchases from the continuing operations, respectively.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases offices for operation under operating leases. Future minimum lease payments of US$311,710 under non-cancellable operating leases with initial terms in excess of one year were included in Note 10.

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
●	Developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders (“Healthy meals products”):

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

The following table presents summarized information by segment for the six months ended December 31, 2024:

	For the six months ended December 31, 2024
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma
	products	products	products	products	Total
Segment revenue	$217,120	$5,005,387	$949	$-	$5,223,456
Cost of revenue and related business and sales tax	81,376	4,728,530	249	-	4,810,155
Gross profit	135,744	276,857	700	-	413,301
Gross profit %	62.5%	5.5%	73.8%	-	7.9%

The following table presents summarized information by segment for the six months ended December 31, 2023:

	For the six months ended December 31, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma
	products	products	products	products	Total
Segment revenue	$299,122	$3,642,533	$11,104	$4,439	$3,957,198
Cost of revenue and related business and sales tax	115,494	3,406,546	19,446	4,183	3,545,669
Gross profit (loss)	183,628	235,987	(8,342)	256	411,529
Gross profit (loss) %	61.4%	6.5%	(75.1)%	5.8%	10.4%

The following table presents summarized information by segment for the three months ended December 31, 2024:

	For the three months ended December 31, 2024
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma
	products	products	products	products	Total
Segment revenue	$95,255	$2,953,916	$-	$-	$3,049,171
Cost of revenue and related business and sales tax	24,459	2,903,252	-	-	2,927,711
Gross profit	70,796	50,664	-	-	121,460
Gross profit %	74.3%	1.7%	-	-	4.0%

The following table presents summarized information by segment for the three months ended December 31, 2023:

	For the three months ended December 31, 2023
	Continuing Operations			Discontinued Operations
	Rapid diagnostic and other	Other agricultural	Healthy meals	Luobuma
	products	products	products	products	Total
Segment revenue	$163,995	$2,131,803	$11,104	$-	$2,306,902
Cost of revenue and related business and sales tax	71,718	1,903,420	19,446	-	1,994,584
Gross profit (loss)	92,277	228,383	(8,342)	-	312,318
Gross profit (loss) %	56.3%	10.7%	(75.1)%	-	13.5%

Total assets as of December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024	June 30, 2024

Other agricultural products	$82,686,839	$70,339,148
Rapid diagnostic and other products	13,052,813	13,750,630
Healthy meals products	57,656	89,601
Total assets	$95,797,308	$84,179,379

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

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the six and three months ended December 31, 2024 and 2023.

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) consist of the following:

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2024	2023	2024	2023

REVENUE	$-	$4,439	$-	$-

COST OF REVENUE
Cost of products	-	4,178	-	-
Business and sales related tax	-	5	-	-
Total cost of revenue	-	4,183	-	-

GROSS PROFIT	-	256	-	-

OPERATING EXPENSES
General and administrative expenses	-	41,033	-	-
Selling expenses	-	28,947	-	-
Total operating expenses	-	69,980	-	-

LOSS FROM OPERATIONS	-	(69,724)	-	-

OTHER EXPENSE
Interest income, net	-	20,269	-	-
Total other income	-	20,269	-	-

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	(49,455)	-	-

BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	-	(49,455)	-	-

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	-	8,904,702	-	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	8,855,247	-	-

Net loss attributable to non-controlling interest	-	(795)	-	-

NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$-	$8,856,042	$-	$-

NOTE 21 - SUBSEQUENT EVENTS

On February 6, 2025, the Company entered into a loan agreement with Bank of China to borrow US$479,553 (RMB 3.5 million) as working capital for one year, with a maturity date of February 8, 2026. The loan has a fixed interest rate of 2.8% per annum. The loan is guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China.

On February 10, 2025, the Company entered into a loan agreement with Chongqing Rural Commercial Bank to borrow US$1,301,644 (RMB 9.5 million) as working capital for one year, with a maturity date of February 9, 2026. The loan has a fixed interest rate of 4.30% per annum. The loan is guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on February 14, 2025, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by those sections. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “will,” “could,” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Also, following the acquisition of Wintus, we entered into a new business segment of producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. Meanwhile, our subsidiary, Fuzhou Meida, opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of December 31, 2024, the Company, through its subsidiaries, operates the following main business segments:

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

Developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders (“Healthy meals products”): – This segment is conducted through Fuzhou Meida, which specializes in developing healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. Fuzhou Meida recently opened its restaurant in Fuzhou city, Fujian Province. The restaurant features an open kitchen and adopts a modern Chinese style, offering a variety of modern Chinese healthy light meals and metabolism-boosting meal sets. The Company plans to gradually establish additional branches in key cities across China, including Beijing, Shanghai, Guangzhou, and other southeastern coastal regions.

Tenet-Jove Disposal Group conducts three other business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luobuma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. These three business segments were reclassified as discontinued operations. The results of operations of Tenet-Jove Disposal Group have been reclassified to “net income from discontinued operations” in the unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) for the six and three months ended December 31, 2024 and 2023.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the redemption of the notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2025. As of December 31, 2024, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the notes balance was US$4,415,059, with a carrying value of US$4,487,644, net of deferred financing costs of US$72,585 was recorded in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of December 31, 2024, the Notes was fully converted and shares of the Company’s common stock totaling 8,112 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2025. As of December 31, 2024, shares of the Company’s common stock totaling 998,021 were issued by the Company to the Investor equaling principal and interests amounted to US$7,685,719 and cash totaling US$1,050,000 was repaid to the Investor. The notes balance was US$5,133,492, with a carrying value of US$5,374,817, net of deferred financing costs of US$241,325 was recorded in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024.

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “June 2024 Purchasers”), pursuant to which the Company agreed to sell, and the June 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “June 2024 Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. In reliance on the June 2024 Purchasers’ representations to the Company, the June 2024 Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received by the Company, and the remaining proceeds were fully received by the Company in July 2024, and all of the June 2024 Shares were issued on July 8, 2024.

On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of common stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of the common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the Offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of December 31, 2024, proceeds of approximately US$4.7 million were received, and the remaining proceeds are expected to be fully received by June 30, 2025.

On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “December 2024 Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The December 2024 Shares were issued to the December 2024 Purchasers on January 10, 2025.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of December 31, 2024 and June 30, 2024, the inventory reserve was nil and US$30,443, respectively.

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

Results of Operations for the Six Months Ended December 31, 2024 and 2023

Overview

The following table summarizes our results of operations for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,		Variance
	2024	2023	Amount	%
Revenue	$5,223,456	$3,952,759	$1,270,697	32.15%
Cost of revenue	4,810,155	3,541,486	1,268,669	35.82%
Gross profit	413,301	411,273	2,028	0.49%
General and administrative expenses	5,300,198	8,851,375	(3,551,177)	(40.12)%
Selling expenses	102,976	132,195	(29,219)	(22.10)%
Research and development expenses	39,115	45,916	(6,801)	(14.81)%
Loss from operations	(5,028,988)	(8,618,213)	3,589,225	(41.65)%
Gain from disposal of a subsidiary	114,945	-	114,945	100.00%
Investment income from derivative financial assets	4,239	3,534	705	19.95%
Other income, net	270,095	274,883	(4,788)	(1.74)%
Amortization of debt issuance and other costs	(335,688)	(366,057)	30,369	(8.30)%
Interest expenses, net	(407,840)	(821,301)	413,461	(50.34)%
Loss before income tax benefit from continuing operations	(5,383,237)	(9,527,154)	4,143,917	(43.50)%
Benefit for income taxes	(535,426)	(957,928)	422,502	(44.11)%
Net loss from continuing operations	(4,847,811)	(8,569,226)	3,721,415	(43.43)%
Net income from discontinued operations	-	8,855,247	(8,855,247)	(100.00)%
Net income (loss)	$(4,847,811)	$286,021	$(5,133,832)	(1,794.91)%
Comprehensive income (loss) attributable to Shineco Inc.	$(3,660,423)	$1,167,709	$(4,828,132)	(413.47)%

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

The following table sets forth the breakdown of our revenue for the six months ended December 31, 2024 and 2023, respectively:

	Six Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$217,120	4.15%	$299,122	7.57%	$(82,002)	(27.41)%
Other agricultural products	5,005,387	95.83%	3,642,533	92.15%	1,362,854	37.42%
Healthy meal products	949	0.02%	11,104	0.28%	(10,155)	(91.45)%
Total Amount	$5,223,456	100.00%	$3,952,759	100.00%	$1,270,697	32.15%

For the six months ended December 31, 2024 and 2023, revenue from sales of rapid diagnostic and other products was US$217,120 and US$299,122, respectively, representing a decrease of US$82,002, or 27.41%. The decrease was mainly due to a decline in orders we received from our customers during the six months ended December 31, 2024.

For the six months ended December 31, 2024 and 2023, revenue from sales of other agricultural products was US$5,005,387 and US$3,642,533, respectively, representing an increase of US$1,362,854, or 37.42%. The increase was mainly due to increased sales of fresh fruits during the six months ended December 31, 2024. During the six months ended December 31, 2023, we were in the process of obtaining relevant approvals from customs authority, hence, we were unable to import fresh fruits from overseas. After gaining the approvals, we started to import fresh fruits from overseas, and our sales of fresh fruits increased during the six months ended December 31, 2024. The increase was also because we had six months of revenue during the six months ended December 31, 2024 as compared to five months of revenue during the same period last year as we completed the acquisition of Wintus on July 31, 2023.

For the six months ended December 31, 2024 and 2023, revenue from sales of healthy meal products was US$949 and US$11,104, respectively, representing a decrease of US$10,155, or 91.45%. Due to the low market acceptance and high store maintenance cost, we incurred substantial losses in this business segment. Therefore, the management decided to temporarily suspend healthy meal products business, and revenue from sales of healthy meal products decreased during the six months ended December 31, 2024.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the six months ended December 31, 2024 and 2023, respectively:

	Six Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$80,704	1.68%	$114,145	3.22%	$(33,441)	(29.30)%
Other agricultural products	4,727,147	98.27%	3,400,586	96.02%	1,326,561	39.01%
Healthy meal products	249	0.01%	19,446	0.55%	(19,197)	(98.72)%
Business and sales related tax	2,055	0.04%	7,309	0.21%	(5,254)	(71.88)%
Total Amount	$4,810,155	100.00%	$3,541,486	100.00%	$1,268,669	35.82%

For the six months ended December 31, 2024 and 2023, cost of revenue from sales of rapid diagnostic and other products was US$80,704 and US$114,145, respectively, representing a decrease of US$33,441, or 29.30%. The decrease was mainly due to a decline in orders we received from our customers during the six months ended December 31, 2024.

For the six months ended December 31, 2024 and 2023, cost of revenue from sales of other agricultural products was US$4,727,147 and US$3,400,586, respectively, representing an increase of US$1,326,561, or 39.01%. The increase was mainly due to increased sales of fresh fruits as well as more months of revenue generated during the six months ended December 31, 2024 as mentioned above.

For the six months ended December 31, 2024 and 2023, cost of revenue from sales of healthy meal products was US$249 and US$19,446, respectively, representing a decrease of US$19,197, or 98.72%, which was due to the temporary suspension of healthy meal products business during the six months ended December 31, 2024 as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the six months ended December 31, 2024 and 2023, respectively:

	Six Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$135,744	32.84%	$183,628	44.65%	$(47,884)	(26.08)%
Other agricultural products	276,857	66.99%	235,987	57.38%	40,870	17.32%
Healthy meal products	700	0.17%	(8,342)	(2.03)%	9,042	(108.39)%
Total Amount	$413,301	100.00%	$411,273	100.00%	$2,028	0.49%

Gross profit from sales of rapid diagnostic and other products decreased by US$47,884, or 26.08%, for the six months ended December 31, 2024 as compared to the same period in 2023. The decrease in gross profit was due to the decrease in sales during the six months ended December 31, 2024.

Gross profit from sales of other agricultural products increased by US$40,870, or 17.32%, for the six months ended December 31, 2024 as compared to the same period in 2023. The increase in gross profit was mainly due to the increase in sales of other agricultural products during the six months ended December 31, 2024.

Gross profit from sales of healthy meal products increased by US$9,042, or 108.39%, for the six months ended December 31, 2024 as compared to the same period in 2023. As mentioned above, the management decided to temporarily suspend healthy meal products business to avoid further losses, hence, gross profit increased during the six months ended December 31, 2024 as compared to the same period last year.

Expenses

The following table sets forth the breakdown of our operating expenses for the six months ended December 31, 2024 and 2023, respectively:

	Six Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
General and administrative expenses	$5,300,198	97.39%	$8,851,375	98.03%	$(3,551,177)	(40.12)%
Selling expenses	102,976	1.89%	132,195	1.46%	(29,219)	(22.10)%
Research and development expenses	39,115	0.72%	45,916	0.51%	(6,801)	(14.81)%
Total Amount	$5,442,289	100.00%	$9,029,486	100.00%	$(3,587,197)	(39.73)%

General and Administrative Expenses

For the six months ended December 31, 2024, our general and administrative expenses were US$5,300,198, representing a decrease of US$3,551,177, or 40.12%, as compared to the same period in 2023. The decrease was mainly due to the decreased expenses of US$3,024,000 as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case, see more details in “Off-Balance Sheet Commitments and Arrangements”. The decrease was also due to decreased professional service fee in relation to the acquisition of Wintus of approximately US$780,000, as well as a decrease in staff compensation in relation to the issuance of restricted shares to the management of approximately US$400,000. The decrease was partially offset by the increased allowance for credit losses and doubtful accounts of approximately US$888,000.

Selling Expenses

For the six months ended December 31, 2024, our selling expenses were US$102,976, representing a decrease of US$29,219, or 22.10%, as compared to the same period in 2023. The decrease was mainly due to the implementation of cost control measurements, as we reduced the number of sales personnel and cut down the spending on selling activities during the six months ended December 31, 2024.

Research and Development Expenses

For the six months ended December 31, 2024, our research and development expenses were US$39,115, representing a decrease of US$6,801, or 14.81%, as compared to the same period in 2023. The decrease was mainly due to less research and development activities towards products development during the six months ended December 31, 2024, as we tried to control our costs during the six months ended December 31, 2024.

Gain from disposal of a subsidiary

On November 20, 2024, the Company entered into an agreement to transfer 100% equity interests in Chongshi to a third party as payment for a loan. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Report. The consideration for this transfer was RMB 8.0 million (approximately US$1.1 million), and the gain from disposal of Chongshi was US$114,945 during the six months ended December 31, 2024.

Other income, net

Our net other income remained relatively stable with a slight decrease by $4,788, or 1.74%, from $274,883 for the six months ended December 31, 2023 to $270,095 for the six months ended December 31, 2024.

Amortization of Debt Issuance and Other Costs

For the six months ended December 31, 2024, our amortization of debt issuance and other costs expenses was US$335,688, representing a decrease of US$30,369, or 8.30%, as compared to amortization of debt issuance and other costs expenses of US$366,057 for the same period in 2023. The decrease was mainly due to the decreased extension fee to be amortized during the six months ended December 31, 2024 as compared to the same period last year, as our balance of the convertible note decreased, our extension fee decreased when we signed extension amendments with the investor to extend the maturity date of the convertible notes.

Interest Expenses, Net

For the six months ended December 31, 2024, our net interest expenses were US$407,840, representing a decrease of US$413,461, or 50.34%, as compared to net interest expenses of US$821,301 in the same period in 2023. The decrease in net interest expenses was mainly attributable to the increased interest income generated from loans to third parties, and decreased interest expense for convertible notes as a result of decreased balance of the convertible note, which was partially offset by the increased interest expenses on short-term and long-term loans borrowed by Wintus. We had six months of interest expenses on loans during the six months ended December 31, 2024 as compared to five months of interest expenses on loans during the same period last year as we completed the acquisition of Wintus on July 31, 2023.

Benefit for Income Taxes

For the six months ended December 31, 2024, our benefit for income taxes was US$535,426, representing a decrease of US$422,502, or 44.11%, as compared to benefit for income taxes of US$957,928 in the same period last year. During the six months ended December 31, 2023, we recorded deferred income tax benefit upon the recognition of deferred tax assets derived from the net operating loss carry-forwards by Wintus. However, these deferred tax assets were fully allowanced off during the six months ended December 31, 2024, as the management believe it is more likely than not that its deferred tax assets derived from the net operating loss carried forward could not be realized due to uncertainty on future earnings. Hence, resulted in a decreased benefit for income tax during the six months ended December 31, 2024 as compared to the same period last year.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$4,847,811 for the six months ended December 31, 2024, a decrease of US$3,721,415, or 43.43%, from net loss from continuing operations of US$8,569,226 in the same period in 2023. The decrease in net loss from continuing operations was primarily a result of the decrease in general and administrative expenses.

Net Income from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income from discontinued operations of nil and US$8,855,247 for the six months ended December 31, 2024 and 2023, respectively.

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

Net Income (Loss)

Our net loss was US$4,847,811 for the six months ended December 31, 2024, as compared to a net income of US$286,021 for the same period in 2023. The increase in net loss was primarily a result of the decreased net income from discontinued operation, partially offset by the decreased net loss from continuing operations, as discussed above.

Comprehensive Income (Loss)

The comprehensive loss was US$4,853,397 for the six months ended December 31, 2024, an increase of US$5,277,773 from a comprehensive income of US$424,376 for the six months ended December 31, 2023. After the deduction of non-controlling interest, the comprehensive loss attributable to us was US$3,660,423 for the six months ended December 31, 2024, as compared to a comprehensive income attributable to us in the amount of US$1,167,709 for the six months ended December 31, 2023. The increase in comprehensive loss was due to the increased net loss discussed above.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

Overview

The following table summarizes our results of operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Variance
	2024	2023	Amount	%
Revenue	$3,049,171	$2,306,902	$742,269	32.18%
Cost of revenue	2,927,711	1,994,584	933,127	46.78%
Gross profit	121,460	312,318	(190,858)	(61.11)%
General and administrative expenses	2,663,623	5,591,910	(2,928,287)	(52.37)%
Selling expenses	70,735	84,362	(13,627)	(16.15)%
Research and development expenses	25,697	22,218	3,479	15.66%
Loss from operations	(2,638,595)	(5,386,172)	2,747,577	(51.01)%
Gain from disposal of a subsidiary	114,945	-	114,945	100.00%
Investment income from derivative financial assets	1,962	766	1,196	156.14%
Other income, net	322,030	274,065	47,965	17.50%
Amortization of debt issuance and other costs	(146,976)	(199,234)	52,258	(26.23)%
Interest expenses, net	(185,524)	(452,090)	266,566	(58.96)%
Loss before income tax benefit from continuing operations	(2,532,158)	(5,762,665)	3,230,507	(56.06)%
Benefit for income taxes	(242,475)	(706,562)	464,087	(65.68)%
Net loss from continuing operations	(2,289,683)	(5,056,103)	2,766,420	(54.71)%
Net income from discontinued operations	-	-	-	-
Net loss	$(2,289,683)	$(5,056,103)	$2,766,420	(54.71)%
Comprehensive loss attributable to Shineco Inc.	$(1,817,740)	$(4,312,924)	$2,495,184	(57.85)%

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

The following table sets forth the breakdown of our revenue for the three months ended December 31, 2024 and 2023, respectively:

	Three Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$95,255	3.12%	$163,995	7.11%	$(68,740)	(41.92)%
Other agricultural products	2,953,916	96.88%	2,131,803	92.41%	822,113	38.56%
Healthy meal products	-	-	11,104	0.48%	(11,104)	(100.00)%
Total Amount	$3,049,171	100.00%	$2,306,902	100.00%	$742,269	32.18%

For the three months ended December 31, 2024 and 2023, revenue from sales of rapid diagnostic and other products was US$95,255 and US$163,995, respectively, representing a decrease of US$68,740, or 41.92%. The decrease was mainly due to a decline in orders we received from our customers during the three months ended December 31, 2024.

For the three months ended December 31, 2024 and 2023, revenue from sales of other agricultural products was US$2,953,916 and US$2,131,803, respectively, representing an increase of US$822,113, or 38.56%. The increase was due to increased sales of fresh fruits during the three months ended December 31, 2024. During the three months ended December 31, 2023, we were in the process of obtaining relevant approvals from customs authority, hence, we were unable to import fresh fruits from overseas. After gaining the approvals, we started to import fresh fruits from overseas, and our sales of fresh fruits increased during the three months ended December 31, 2024.

For the three months ended December 31, 2024 and 2023, revenue from sales of healthy meal products was US$ nil and US$11,104, respectively, representing a decrease of US$11,104, or 100.00%. Due to the low market acceptance and high store maintenance cost, we incurred substantial losses in this business segment. Therefore, the management decided to temporarily suspend healthy meal products business, and revenue from sales of healthy meal products decreased during the three months ended December 31, 2024.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the three months ended December 31, 2024 and 2023, respectively:

	Three Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$24,154	0.83%	$70,959	3.56%	$(46,805)	(65.96)%
Other agricultural products	2,902,427	99.13%	1,897,847	95.15%	1,004,580	52.93%
Healthy meal products	-	-	19,446	0.97%	(19,446)	(100.00)%
Business and sales related tax	1,130	0.04%	6,332	0.32%	(5,202)	(82.15)%
Total Amount	$2,927,711	100.00%	$1,994,584	100.00%	$933,127	46.78%

For the three months ended December 31, 2024 and 2023, cost of revenue from sales of rapid diagnostic and other products was US$24,154 and US$70,959, respectively, representing a decrease of US$46,805, or 65.96%. The decrease in sales of rapid diagnostic and other products was less than the decrease in cost of revenue from sales of rapid diagnostic and other products during the three months ended December 31, 2024, which was mainly due to improvement of production efficiency, as discussed in “—Gross Profit (Loss)” below.

For the three months ended December 31, 2024 and 2023, cost of revenue from sales of other agricultural products was US$2,902,427 and US$1,897,847, respectively, representing an increase of US$1,004,580, or 52.93%. The increase in sales of other agricultural products was less than the increase in cost of revenue from sales of other agricultural products during the three months ended December 31, 2024, which was mainly due to lower gross margin of fresh fruits, as discussed in “—Gross Profit (Loss)” below.

For the three months ended December 31, 2024 and 2023, cost of revenue from sales of healthy meal products was US$ nil and US$19,446, respectively, representing a decrease of US$19,446, or 100.00%, which was due to the temporary suspension of healthy meal products business during the three months ended December 31, 2024 as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the three months ended December 31, 2024 and 2023, respectively:

	Three Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
Rapid diagnostic and other products	$70,796	58.29%	$92,277	29.54%	$(21,481)	(23.28)%
Other agricultural products	50,664	41.71%	228,383	73.13%	(177,719)	(77.82)%
Healthy meal products	-	-	(8,342)	(2.67)%	8,342	(100.00)%
Total Amount	$121,460	100.00%	$312,318	100.00%	$(190,858)	(61.11)%

Gross profit from sales of rapid diagnostic and other products decreased by US$21,481, or 23.28%, for the three months ended December 31, 2024 as compared to the same period in 2023. The decrease in gross profit was due mainly to the decrease in sales during the three months ended December 31, 2024. During the three months ended December 31, 2024, we reduced the number of workers to improve our production efficiency, hence, our gross margin for rapid diagnostic and other products increased during the three months ended December 31, 2024.

Gross profit from sales of other agricultural products decreased by US$177,719, or 77.82%, for the three months ended December 31, 2024 as compared to the same period in 2023. Despite the increase in sales of other agricultural products, our gross margin decreased during the three months ended December 31, 2024, which was mainly due to the increased sales of fresh fruits that has lower gross profit.

Gross profit from sales of healthy meal products increased by US$8,342, or 100.00%, for the three months ended December 31, 2024 as compared to the same period in 2023. As mentioned above, the management decided to temporarily suspend healthy meal products business to avoid further losses, hence, gross profit increased during the three months ended December 31, 2024 as compared to the same period last year.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2024 and 2023, respectively:

	Three Months Ended December 31,				Variance
	2024	%	2023	%	Amount	%
General and administrative expenses	$2,663,623	96.51%	$5,591,910	98.13%	$(2,928,287)	(52.37)%
Selling expenses	70,735	2.56%	84,362	1.48%	(13,627)	(16.15)%
Research and development expenses	25,697	0.93%	22,218	0.39%	3,479	15.66%
Total Amount	$2,760,055	100.00%	$5,698,490	100.00%	$(2,938,435)	(51.57)%

General and Administrative Expenses

For the three months ended December 31, 2024, our general and administrative expenses were US$2,663,623, representing a decrease of US$2,928,287, or 52.37%, as compared to the same period in 2023. The decrease was mainly due to the decreased expenses of US$3,024,000 as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case, see more details in “Off-Balance Sheet Commitments and Arrangements”. The decrease was partially offset by the increased allowance for credit losses and doubtful accounts of approximately US$369,000.

Selling Expenses

For the three months ended December 31, 2024, our selling expenses were US$70,735, representing a decrease of US$13,627, or 16.15%, as compared to the same period in 2023. The decrease was mainly due to the implementation of cost control measurements, as we reduced the number of sales personnel and cut down the spending on selling activities during the three months ended December 31, 2024.

Research and Development Expenses

For the three months ended December 31, 2024, our research and development expenses were US$25,697, which remained relatively stable with a slight increase of US$3,479, or 15.66%, as compared to the same period in 2023.

Gain from disposal of a subsidiary

On November 20, 2024, the Company entered into an agreement to transfer 100% equity interests in Chongshi to a third party as payment for a loan. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Report. The consideration for this transfer was RMB 8.0 million (approximately US$1.1 million), and the gain from disposal of Chongshi was US$114,945 during the three months ended December 31, 2024.

Other income, Net

For the three ended December 31, 2024, our net other income was US$322,030, representing an increase of US$47,965, or 17.50%, as compared to net other income of US$274,065 in the same period in 2023. The increase in net other income was mainly attributable to other income recognized when certain payables were waived by the creditors during the six months ended December 31, 2024, which was partially offset by the decreased government subsidies received during the three months ended December 31, 2024.

Amortization of Debt Issuance and Other Costs

For the three months ended December 31, 2024, our amortization of debt issuance and other costs expenses was US$146,976, representing a decrease of US$52,258, or 26.23%, as compared to amortization of debt issuance and other costs expenses of US$199,234 for the same period in 2023. The decrease was mainly due to the decreased extension fee to be amortized during the three months ended December 31, 2024 as compared to the same period last year, as our balance of the convertible note decreased, our extension fee decreased when we signed extension amendments with the investor to extend the maturity date of the convertible notes.

Interest Expenses, Net

For the three months ended December 31, 2024, our net interest expenses were US$185,524, representing a decrease of US$266,566, or 58.96%, as compared to net interest expenses of US$452,090 in the same period in 2023. The decrease in net interest expenses was mainly attributable to the increased interest income generated from loans to third parties, and decreased interest expense for convertible notes as a result of decreased balance of the convertible note.

Benefit for Income Taxes

For the three months ended December 31, 2024, our benefit for income taxes was US$242,475, representing a decrease of US$464,087, or 65.68%, as compared to benefit for income taxes of US$706,562 in the same period in 2023. During the three months ended December 31, 2023, we recorded deferred income tax benefit upon recognition of deferred tax assets derived from the net operating loss carry-forwards by Wintus. However, these deferred tax assets were fully allowanced off during the three months ended December 31, 2024, as the management believe it is more likely than not that its deferred tax assets derived from the net operating loss carried forward could not be realized due to uncertainty on future earnings. Hence, resulted in a decreased benefit for income tax during the three months ended December 31, 2024 as compared to the same period last year.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$2,289,683 for the three months ended December 31, 2024, a decrease of US$2,766,420, or 54.71%, from net loss from continuing operations of US$5,056,103 in the same period in 2023. The decrease in net loss from continuing operations was primarily a result of the decrease in general and administrative expenses.

Net Income from Discontinued Operations

As mentioned above, due to the acquisition of Wintus mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments, that are operated by the Tenet-Jove Disposal Group, are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. Net income from discontinued operations were both nil for the three months ended December 31, 2024 and 2023.

Net Loss

Our net loss was US$2,289,683 for the three months ended December 31, 2024, as compared to a net loss of US$5,056,103 for the same period in 2023. The decrease in net loss was a result of the decreased net loss from continuing operations, as discussed above.

Comprehensive Loss

The comprehensive loss was US$2,482,975 for the three months ended December 31, 2024, a decrease of US$ 2,532,738 from a comprehensive loss of US$5,015,713 for the three months ended December 31, 2023. After the deduction of non-controlling interest, the comprehensive loss attributable to us was US$1,817,740 for the three months ended December 31, 2024, as compared to a comprehensive loss attributable to us in the amount of US$4,312,924 for the three months ended December 31, 2023. The decrease in comprehensive loss was due to the decreased net loss discussed above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of December 31, 2024 and June 30, 2024, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through short-term and long-term loans, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of December 31, 2024, we had approximately US$14.0 million in short-term bank loans and US$1.7 million in long-term bank loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

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

For the above-mentioned convertible promissory notes issued, as of December 31, 2024, shares of the Company’s common stock totaling 1,006,133 were issued by the Company to the Investor equaling principal and interests amounted to US$15,158,357, and cash totaling US$1,050,000 was repaid to the Investor. The Notes balance was US$9,548,551, with a carrying value of US$9,862,461, net of deferred financing costs of US$313,910 was recorded in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2024.

On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “June 2024 Purchasers”), pursuant to which the Company agreed to sell, and the June 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “June 2024 Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. In reliance on the June 2024 Purchasers’ representations to the Company, the June 2024 Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. As of June 30, 2024, proceeds of approximately US$6.4 million were received by the Company, and the remaining proceeds were fully received by the Company in July 2024, and all of the June 2024 Shares were issued on July 8, 2024.

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

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of December 31, 2024, proceeds of approximately US$4.7 million were received, and the remaining proceeds are expected to be fully received by June 30, 2025.

On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “December 2024 Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares issued in this offering were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The December 2024 Shares were issued to the December 2024 Purchasers on January 10, 2025.

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

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses from continuing operations of US$4.8 million and US$8.6 million, and cash outflow of US$2.7 million and US$2.5 million from operating activities from continuing operations for the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and June 30, 2024, the Company had accumulated a deficit of US$58.0 million and US$54.3 million, and as of December 31, 2024, the Company had negative working capital of US$6.0 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders. The Company’s management believes that the Company’s current access to loans, equity financing as well as financial support from its stockholders will be sufficient to meet its working capital needs for at least the next 12 months. The Company intends to continue to carefully execute its growth plans and manage market risk. If the Company fails to satisfy the Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its common stock. Any continuing failure to remain in compliance with Nasdaq’s continued listing standards and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences and, among other things, substantially impair the Company’s ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for the Company.

Working Capital

The following table provides the information about our working capital as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024

Current assets	$36,210,256	$20,903,961
Current liabilities	42,171,740	27,562,855
Working capital	$(5,961,484)	$(6,658,894)

The working capital decreased by US$697,410, or 10.5%, as of December 31, 2024 from June 30, 2024, primarily as a result of an increase in contract liabilities and current portion of convertible note, partially offset by an increase in advances to suppliers and other current assets.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of December 31, 2024 and June 30, 2024, we had no other material capital commitments or contingent liabilities.

Contractual Obligations

The Company has no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 10 in the notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Commitments and Arrangements

On May 29, 2023, the Board of the Company approved that we pledged our property as collateral to guarantee a personal loan of a related party, Zhang Yuying, the legal representative of Tenet-Jove. Based on the memorandum entered between us and Zhang Yuying, Zhang Yuying was expected to repay his loan and release the pledge before May 31, 2024, and we have the right to claim full compensation if the property fails to be released by the due date. On May 23, 2024, Zhang Yuying entered into another supplementary agreement with Guo Weiqing, wherein the parties agreed to extend the due date of the principal amount from May 23, 2024 to May 23, 2025, and the real estate property continued to be pledged until May 23, 2025. If Zhang Yuying fails to repay the loan and the property is executed by the Court, the Company has the right to pursue compensation from Zhang Yuying based on the market value of the property. However, Zhang Yuying was unable to repay the loan to Guo Weiqing due to shortage of fund. On November 20, 2024, the Company entered in a supplementary agreement with Zhang Yuying and Guo Weiqing, pursuant to the agreement, the Company agreed to transfer 100% equity interest of Chongshi to Guo Weiqing or other people designated by him as payment for the loan. The consideration for this transfer was RMB 8.0 million (approximately US$1.1 million), which will be paid by Zhang Yuying to the Company by June 30, 2025.

The Company’s subsidiary, Chongqing Wintus (New Star) Enterprises Group, provided a guarantee amounted to US$685,076 for a bank loan borrowed by Chongqing Yufan Trading Co., Ltd, a related party of the Company until December 28, 2025.

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

Cash Flows

The following table provides detailed information about our cash flows for the six months ended December 31, 2024 and 2023, respectively:

	Six Months Ended December 31,
	2024	2023

Net cash used in operating activities	$(2,689,875)	$(2,710,877)
Net cash used in investing activities	(2,771,606)	(13,916,402)
Net cash provided by financing activities	5,806,192	3,418,468
Effect of exchange rate changes on cash and cash equivalents	7,115	229,252
Net increase (decrease) in cash, cash equivalents and restricted cash	351,826	(12,979,559)
Cash, cash equivalents and restricted cash, beginning of the period	395,036	14,166,759
Cash, cash equivalents and restricted cash, end of the period	$746,862	$1,187,200

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2024 was approximately US$2.7 million, consisting of net loss from continuing operations of US$4.8 million, depreciation and amortization expenses of US$2.7 million, allowance for credit losses and doubtful accounts of US$1.4 million, deferred tax benefit of US$0.6 million, and net changes in our operating assets and liabilities, which mainly included an increase in advances to suppliers of US$11.8 million and a decrease in other payables and accrued expenses of US$1.3 million, partially offset by an increase in contract liabilities of US$10.0 million and an increase in accounts payable of US$1.9 million.

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

Investing Activities

For the six months ended December 31, 2024, net cash used in investing activities was US$2.8 million, primarily due to prepayment for business acquisition of US$2.6 million and payment made for loans to third parties of US$0.5 million, partially offset by the repayment from loan to third parties of US$0.3 million.

For the six months ended December 31, 2023, net cash used in investing activities was US$13.9 million, primarily due to disposal of Tenet-Jove of US$13.9 million, partially offset by the proceeds of business acquisition of Wintus of US$1.0 million.

Financing Activities

For the six months ended December 31, 2024, net cash provided by financing activities amounted to approximately US$5.8 million, due to proceeds from issuance of common stock of US$6.8 million, proceeds from short-term loans of US$10.4 million, proceeds from long-term loans of US$0.6 million, partially offset by the repayment of short-term loans of US$10.3 million, repayment of long-term loans of US$0.6 million, repayment of loan from third party of US$0.6 million and repayment of convertible note of US$0.4 million.

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

Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report due to following material weaknesses:

●	a lack of full-time U.S. GAAP personnel in the accounting department to monitor the recording of the transactions;

●	a lack of segregation of duties for accounting personnel who prepared and reviewed the journal entries; and

●	a lack of inadequate control procedures and policies on pre-loan preliminary credit risk evaluation and loan approval.

In order to address the above material weaknesses, our management has taken the following steps:

●	recruiting sufficient qualified professionals with appropriate levels of knowledge and experience to assist in reviewing and resolving accounting issues in routine or complex transactions. To mitigate the reporting risks, we engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

●	improving the communication between management, board of directors, and the Chief Financial Officer;

●	obtaining proper approval for other significant and non-routine transactions from the board of directors; and

●	implementing stringent written documentation and information to capture the borrower’s credit risk adequately and proper controls and policies on the company’s money lending procedures.

We are committed to monitoring the effectiveness of these measures and making any changes that are necessary and appropriate.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended December 31, 2024. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than ordinary routine litigation (of which we are not currently involved), we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company except as disclosed in the Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2024.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended December 31, 2024 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Shineco, Inc.
3.2	Amended and Restated Bylaws of Shineco, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 2015 (Registration No. 333-202803))
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
4.2	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.3	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.4	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.5	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.6	Amendment to Convertible Promissory Note, dated June 11, 2024 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024)
4.7	Amendment to Convertible Promissory Note, dated June 11, 2024 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024)
10.1	2016 Share Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016)
10.2	2022 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022)
10.3	2023 Equity Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
10.4	2024 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 5, 2024)
10.5	2025 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 25, 2024)
10.6	Form of the Distribution Agreement, dated July 9, 2024, by and among Fuzhou Media Health Management Co., Ltd. and four distributors (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024)
10.7	Underwriting agreement, dated July 11, 2024, by and between the Company and EF Hutton LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024)
10.8	Form of the Securities Purchase Agreement, dated August 22, 2024, by and among the Company and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024)
10.9	Form of the Securities Purchase Agreement, dated December 24, 2024, by and among the Company and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024)
10.10*	Director Offer letter dated December 3, 2024, by and between the Company and Mr. Jun Fu.
17.1*	Correspondence on departure of the former independent director Mr. Aamir Ali Quraishi, dated as of December 2, 2024.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** This certification is deemed furnished, and not filed, for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHINECO, INC.

Dated: February 14, 2025	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2025	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

