Form 10-Q
period 2025-03-31
SHINECO, INC.
filed 2025-05-15
CIK 1300734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37776

SHINECO, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2175898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1707, Block D, Modern City SOHO

No. 88, Jianguo Road, Chaoyang District,

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

As of May 15, 2025, there were 20,745,846 shares of common stock, par value $0.001 per share, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHINECO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2025	2024
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$192,735	$151,881
Accounts receivable, net	317	357
Due from related parties, net	24,456	24,424
Inventories, net	204,470	279,969
Advances to suppliers, net	1,011	33,863
Other current assets, net	12,132,571	6,916,051
Current assets held for discontinued operations	22,363,220	13,497,416
TOTAL CURRENT ASSETS	34,918,780	20,903,961

Property and equipment, net	73,008	1,120,318
Intangible assets, net	9,849,888	10,809,460
Goodwill	2,018,747	2,018,747
Operating lease right-of-use assets	68,729	145,323
Non-current assets held for discontinued operations	38,573,393	49,181,570
TOTAL ASSETS	$85,502,545	$84,179,379

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loans	$1,747,681	$2,250,019
Accounts payable	78,715	104,136
Advances from customers	26,958	28,932
Due to related parties	254,125	1,160,920
Other payables and accrued expenses	4,685,444	1,956,609
Operating lease liabilities - current	306,236	272,787
Convertible note payable	9,741,322	4,194,841
Deferred income	-	3,810
Taxes payable	662,587	665,782
Current liabilities held for discontinued operations	31,099,110	16,925,019
TOTAL CURRENT LIABILITIES	48,602,178	27,562,855

Income tax payable - noncurrent portion	186,191	186,191
Operating lease liabilities - non-current	6,137	-
Convertible note payable - non-current	-	8,937,173
Deferred tax liability	1,000,597	1,188,718
Non-current liabilities held for discontinued operations	9,646,807	9,726,747
TOTAL LIABILITIES	59,441,910	47,601,684

Commitments and contingencies	-	-

EQUITY:
Common stock; par value $0.001, 150,000,000 shares authorized;
17,345,846 and 332,215 shares issued and outstanding at March 31, 2025 and June 30, 2024*	17,346	332
Additional paid-in capital	123,281,225	69,476,805
Subscription receivable	(36,192,350)	-
Subscribed common stock	-	6,728,291
Statutory reserve	4,350,297	4,350,297
Accumulated deficit	(73,102,508)	(54,336,629)
Accumulated other comprehensive loss	(189,035)	(218,163)
Total Stockholders’ equity of Shineco, Inc.	18,164,975	26,000,933
Non-controlling interest	7,895,660	10,576,762
TOTAL EQUITY	26,060,635	36,577,695

TOTAL LIABILITIES AND EQUITY	$85,502,545	$84,179,379

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024

REVENUE	$259,040	$459,572	$40,971	$149,346

COST OF REVENUE
Cost of products	135,852	211,192	54,899	77,601
Business and sales related tax	855	1,941	183	592
Total cost of revenue	136,707	213,133	55,082	78,193

GROSS INCOME (LOSS)	122,333	246,439	(14,111)	71,153

OPERATING EXPENSES
General and administrative expenses	5,069,621	7,474,070	3,710,940	1,081,331
Selling expenses	88,030	157,654	20,113	61,216
Research and development expenses	54,602	77,811	15,487	31,895
Total operating expenses	5,212,253	7,709,535	3,746,540	1,174,442

LOSS FROM OPERATIONS	(5,089,920)	(7,463,096)	(3,760,651)	(1,103,289)

OTHER INCOME (EXPENSE)
Gain from disposal of a subsidiary	114,945	-	-	-
Other income, net	3,505	79,520	25,553	24,696
Amortization of debt issuance costs	(482,664)	(612,072)	(146,976)	(246,015)
Interest expenses, net	(318,001)	(770,898)	(262,239)	(250,899)
Total other expenses	(682,215)	(1,303,450)	(383,662)	(472,218)

LOSS BEFORE PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS	(5,772,135)	(8,766,546)	(4,144,313)	(1,575,507)

BENEFIT FOR INCOME TAXES	(187,854)	(152,646)	(62,170)	(51,892)

NET LOSS FROM CONTINUING OPERATIONS	(5,584,281)	(8,613,900)	(4,082,143)	(1,523,615)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of taxes	(15,874,674)	(4,373,509)	(12,529,001)	(2,845,113)
Income from disposal of discontinued operations	-	8,904,702	-	-
Net income (loss) from discontinued operations	(15,874,674)	4,531,193	(12,529,001)	(2,845,113)

NET LOSS	(21,458,955)	(4,082,707)	(16,611,144)	(4,368,728)

Net loss attributable to non-controlling interest	(2,693,076)	(1,772,714)	(1,492,447)	(1,019,982)

NET LOSS ATTRIBUTABLE TO SHINECO, INC.	$(18,765,879)	$(2,309,993)	$(15,118,697)	$(3,348,746)

COMPREHENSIVE LOSS
Net loss	$(21,458,955)	$(4,082,707)	$(16,611,144)	$(4,368,728)
Other comprehensive income (loss): foreign currency translation income (loss)	41,102	105,780	46,688	(32,575)
Total comprehensive loss	(21,417,853)	(3,976,927)	(16,564,456)	(4,401,303)
Less: comprehensive loss attributable to non-controlling interest	(2,681,102)	(1,777,309)	(1,488,128)	(1,033,976)

COMPREHENSIVE LOSS ATTRIBUTABLE TO SHINECO, INC.	$(18,736,751)	$(2,199,618)	$(15,076,328)	$(3,367,327)

Weighted average number of shares basic and diluted	6,048,079	204,157	15,694,600	267,734

Basic and diluted loss per common share	$(3.10)	$(11.32)	$(0.96)	$(12.51)

Earnings (loss) per common share
Continuing operations - Basic and Diluted	(0.84)	(39.50)	(0.25)	(5.03)
Discontinued operations - Basic and Diluted	(2.26)	28.18	(0.71)	(7.48)
Net loss per common share - basic and diluted	(3.10)	(11.32)	(0.96)	(12.51)

* Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHINECO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

								ACCUMULATED
				COMMON	ADDITIONAL			OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	STOCK	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at June 30, 2023	109,972	$110	$(3,782,362)	$-	$68,873,846	$4,198,107	$(31,735,422)	$(4,992,381)	$4,291,148	$36,853,046

Acquisition of Wintus	41,667	42	-	-	2,299,958	-	-	(110,788)	8,197,473	10,386,685
Disposal of Tenet-Jove	-	-	-	-	(8,904,702)	-	-	4,880,164	-	(4,024,538)
Stock issuance	50,000	50	-	-	1,439,950	-	-	-	-	1,440,000
Effect of rounding fractional shares into whole shares upon Reverse Stock Split	1,378	1	-	-	(1)	-	-	-	-	-
Proceeds received from investors for subscription of common stock	-	-	-	285,714	-	-	-	-	-	285,714
Forgiveness of subscription receivable	-	-	3,024,000	-	-	-	-	-	-	3,024,000
Issuance of common shares for convertible notes redemption	49,711	50	-	-	1,595,670	-	-	-	-	1,595,720
Common stock issued for management and employees	15,854	16	580,030	-	540,295	-	-	-	-	1,120,341
Net loss from continuing operations for the period	-	-	-	-	-	-	(8,063,476)	-	(550,424)	(8,613,900)
Net income (loss) from discontinued operation for the period	-	-	-	-	-	-	5,753,483	-	(1,222,290)	4,531,193
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	110,375	(4,595)	105,780
Balance at March 31, 2024	268,582	$269	$(178,332)	$285,714	$65,845,016	$4,198,107	$(34,045,415)	$(112,630)	$10,711,312	$46,704,041

Balance at June 30, 2024	332,215	$332	$-	$6,728,291	$69,476,805	$4,350,297	$(54,336,629)	$(218,163)	$10,576,762	$36,577,695

Stock issuance	15,760,590	15,761	(36,192,350)	(6,728,291)	49,695,542	-	-	-	-	6,790,662
Effect of rounding fractional shares into whole shares upon Reverse Stock Split	165,389	165	-	-	(165)	-	-	-	-	-
Issuance of common shares for convertible notes redemption	1,076,635	1,077	-	-	3,968,922	-	-	-	-	3,969,999
Common stock issued for management and employees	11,017	11	-	-	140,121	-	-	-	-	140,132
Net loss from continuing operations for the year	-	-	-	-	-	-	(5,082,075)	-	(502,206)	(5,584,281)
Net loss from discontinued operation for the period	-	-	-	-	-	-	(13,683,804)	-	(2,190,870)	(15,874,674)
Foreign currency translation gain	-	-	-	-	-	-	-	29,128	11,974	41,102
Balance at March 31, 2025	17,345,846	$17,346	$(36,192,350)	$-	$123,281,225	$4,350,297	$(73,102,508)	$(189,035)	$7,895,660	$26,060,635

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

				COMMON	ADDITIONAL			ACCUMULATED OTHER	NON-
	COMMON STOCK		SUBSCRIPTION	STOCK	PAID-IN	STATUTORY	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES*	AMOUNT	RECEIVABLE	SUBSCRIBED	CAPITAL	RESERVE	DEFICIT	LOSS	INTEREST	EQUITY
Balance at December 31, 2023	267,204	$268	$(178,332)	$-	$65,845,017	$4,198,107	$(30,696,669)	$(94,049)	$11,745,288	$50,819,630

Effect of rounding fractional shares into whole shares upon Reverse Stock Split	1,378	1	-	-	(1)	-	-	-	-	-
Proceeds received from investors for subscription of common stock	-	-	-	285,714	-	-	-	-	-	285,714
Net loss from continuing operations for the period	-	-	-	-	-	-	(1,346,876)	-	(176,739)	(1,523,615)
Net loss from discontinued operation for the period	-	-	-	-	-	-	(2,001,870)	-	(843,243)	(2,845,113)
Foreign currency translation loss	-	-	-	-	-	-	-	(18,581)	(13,994)	(32,575)
Balance at March 31, 2024	268,582	$269	$(178,332)	$285,714	$65,845,016	$4,198,107	$(34,045,415)	$(112,630)	$10,711,312	$46,704,041

Balance at December 31, 2024	2,179,844	$2,180	$(3,522,170)	$-	$90,496,390	$4,350,297	$(57,983,811)	$(231,404)	$9,383,788	$42,495,270

Stock issuance	15,000,000	15,000	(32,670,180)	-	32,685,000	-	-	-	-	29,820
Issuance of common shares for convertible notes redemption	166,002	166	-	-	99,835	-	-	-	-	100,001
Net loss from continuing operations for the period	-	-	-	-	-	-	(3,897,188)	-	(184,955)	(4,082,143)
Net loss from discontinued operation for the period	-	-	-	-	-	-	(11,221,509)	-	(1,307,492)	(12,529,001)
Foreign currency translation loss	-	-	-	-	-	-	-	42,369	4,319	46,688
Balance at March 31, 2025	17,345,846	$17,346	$(36,192,350)	$-	$123,281,225	$4,350,297	$(73,102,508)	$(189,035)	$7,895,660	$26,060,635

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHINECO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,458,955)	$(4,082,707)
Net income (loss) from discontinued operations, net of tax	(15,874,674)	4,531,193
Net loss from continuing operations	(5,584,281)	(8,613,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004,266	1,019,419
Allowance for (net recovery of) credit losses and doubtful accounts	(302,781)	95,770
Reversal of inventory reserve	(30,690)	(26,362)
Deferred tax benefit	(187,854)	(152,647)
Gain from disposal of a subsidiary	(114,945)	-
Amortization of right of use assets	129,008	56,721
Forgiveness of subscription receivable	-	3,024,000
Common stock issued for management and employees	140,132	540,310
Amortization of debt issuance and other costs	482,664	612,072
Accrued interest expense for convertible notes	496,644	682,003
Accrued interest expense for loans and others	322,098	-
Accrued interest income from third parties	(576,800)	(17,949)

Changes in operating assets and liabilities:
Accounts receivable	4,734	12,256
Advances to suppliers	1,128	(33,057)
Inventories	107,029	19,941
Other current assets	(380,361)	(24,914)
Accounts payable	(25,732)	(84,454)
Contract liabilities	(2,025)	-
Deferred income	2,561	-
Other payables and accrued expenses	1,954,038	647,941
Other long-term payable	-	(36,107)
Operating lease liabilities	(12,207)	(25,182)
Taxes payable	(3,223)	(13,942)
Net cash used in operating activities from continuing operations	(2,576,597)	(2,318,081)
Net cash used in operating activities from discontinued operations	(543,619)	(743,939)
Net cash used in operating activities	(3,120,216)	(3,062,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	-	(34,127)
Payment made for loans to third parties	(532,251)	(1,544,006)
Repayment from loan to third parties	330,080	50,000
Repayments of loans to related parties	-	(27,428)
Investment in unconsolidated entity	-	(26,039)
Prepayment for business acquisition	(2,630,000)	-
Disposal of a subsidiary, net of cash	(103)	-
Disposal of VIEs - Tenet-Jove, net of cash	-	(13,889,752)
Net cash used in investing activities from continuing operations	(2,832,274)	(15,471,352)
Net cash used in investing activities from discontinued operations	(152,168)	1,531,635
Net cash used in by investing activities	(2,984,442)	(13,939,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	1,216,623
Repayment of short-term loans	-	(416,623)
Proceeds from loan from third party	62,423	-
Repayment of loan from third party	(571,163)	-
Repayment of convertible note	(400,000)	-
Proceeds from issuance of common stock	6,790,661	2,020,030
Proceeds received from investors for subscription of common stock	-	276,929
Proceeds from (repayments of) advances from related parties	(431,795)	569,715
Net cash provided by financing activities from continuing operations	5,450,126	3,666,674
Net cash provided by (used in) financing activities from discontinued operations	545,690	(481,726)
Net cash provided by financing activities	5,995,816	3,184,948

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	936	215,513

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107,906)	(13,601,276)

CASH AND CASH EQUIVALENTS - Beginning of the period	395,036	14,166,759

CASH AND CASH EQUIVALENTS - End of the period	$287,130	$565,483

Less: cash and cash equivalents of discontinued operations - Ended of the period	94,395	168,712

Cash and cash equivalents of continuing operations - Ended of the period	$192,735	$396,771

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$473,981	$436,081

SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common shares for convertible notes redemption	$3,969,999	$1,595,720
Issuance of common shares for proceeds received in prior year	$6,728,291	$-
Issuance of common shares for business acquisition	$-	$2,300,000
Transferal of equity interest of Tenet Jove for business acquisition of Wintus	$-	$37,705,951
Right-of-use assets obtained in exchange for operating lease obligations	$41,800	$32,828

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

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Wintus Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Wintus Acquisition”). As the consideration for the Wintus Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Wintus Sellers 100% of the Company’s equity interest in Tenet-Jove.

On January 9, 2025, Shineco Life established Beijing Shineco Chonggao Technology Co., Ltd. (“Chonggao”) as a wholly foreign-owned entity with registered capital of RMB1.0 million (approximately US$0.14 million).

On March 20, 2025, Shineco Life entered into a stock purchase agreement with Yi Yang (the “Seller”), a current and only shareholder of FuWang (HK) International Company Limited (“FuWang (HK)”), a company limited by shares incorporated in Hong Kong. Pursuant to the agreement, the Seller sold 75% of the equity interests in FuWang (HK) to Shineco Life (“FuWang Acquisition”). In consideration of the FuWang Acquisition, (a) Shineco Life paid the Seller RMB 63.89 million in cash, (b) the Company issued and transferred 3,400,000 shares of the Company’s common stock, par value $0.001 per share to the Seller, and (c) the Company transferred its 71.42% equity interests in Dream Partner to the Seller. The Company obtained the controlling rights of production and operation of FuWang (HK) on April 1, 2025.

The Company, through its subsidiaries, currently operates two main business segments: 1) Biowin specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases (“Rapid Diagnostic and Other Products”); and (2) Fuzhou Meida operates a health-oriented chain restaurant that specializes in developing healthy meals for people with slow metabolic health and those in recovery from metabolic disorders. Due to the Wintus Acquisition and FuWang Acquisition mentioned above, the Company’s business segments, that were operated by Tenet-Jove and its subsidiaries, Guangyuan and Zhisheng VIEs which Tenet-Jove is the primary beneficiary of (the “Tenet-Jove Disposal Group”) and Wintus, are classified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. These business segments are: 1) Tenet-Jove is engaged in manufacturing and selling Bluish Dogbane and related products, also known in Chinese as “Luobuma,” including therapeutic clothing and textile products made from Luobuma; 2) Qingdao Zhihesheng and Guangyuan are engaged in planting, processing, and distributing green agricultural produce; (“Agricultural Products”); 3) Zhisheng Freight is providing domestic and international logistic services (“Freight Services”); and 4) Wintus is engaged in producing, processing and distribution of agricultural products, such as silk and silk fabrics as well as trading of fresh fruit (“Other Agricultural Products”).

NOTE 2. GOING CONCERN

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses from continuing operations of US$5.6 million and US$8.6 million, and continuing cash outflow of US$2.6 million and US$2.3 million from operating activities for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and June 30, 2024, the Company had accumulated a deficit of US$73.1 million and US$54.3 million, and as of March 31, 2025, the Company had negative working capital of US$13.7 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders.

Despite those negative financial trends, as of March 31, 2025, the Company had taken the following actions to enhance the Company’s liquidity:

1)	On June 20, 2024, the Company entered into a securities purchase agreement with certain non-U.S. investors (the “June 2024 Purchasers”), pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 58,333 shares of common stock of the Company (the “June 2024 Shares”) at an offering price of US$120.00 per share for gross proceeds of up to US$7.0 million. As of June 30, 2024, proceeds of approximately US$6.4 million were received by the Company, and the remaining proceeds were fully received by the Company in July 2024, and all of the June 2024 Shares were issued on July 8, 2024.

2)	On July 11, 2024, the Company entered into an Underwriting Agreement with EF Hutton LLC, as the representative for several underwriters, relating to the underwritten public offering (the “Offering”) of 77,882 shares of common stock at a public offering price of US$25.68 per share, for aggregate gross proceeds of approximately US$2.0 million, prior to deducting underwriting discounts and other offering expenses. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 11,683 shares of common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Offering closed on July 15, 2024, and the 45-day option expired on August 30, 2024. The net proceeds from the offering were approximately US$1.7 million, after deducting the estimated underwriting discounts and commissions and estimated offering expenses.

3)	On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of March 31, 2025, proceeds of approximately US$4.7 million were received by the Company, and the remaining proceeds are expected to be fully received by June 30, 2025.

4)	On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The Shares were issued to the Purchasers on January 10, 2025, and the proceeds of approximately US$27.6 million were received in April 2025. The remaining proceeds are expected to be fully received by June 30, 2025.

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

The carrying amount of the VIEs and their subsidiaries’ consolidated income information held for discontinued operations were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2025	2024	2025	2024
Income from operations	$-	$60,426	$-	$-
Net income	$-	$60,426	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash on deposit, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the PRC. As of March 31, 2025 and June 30, 2024, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for credit losses, as necessary. As of March 31, 2025 and June 30, 2024, the allowance for credit losses from the continuing operations was US$950,552 and US$953,956, respectively, and the allowance for credit losses from the discontinued operations was US$582,942 and US$402,917, respectively. Accounts are written off against the allowance after efforts at collection prove unsuccessful.

Advances to Suppliers, Net

Advances to suppliers consist of payments to suppliers for materials that have not been received. As of March 31, 2025 and June 30, 2024, the allowance for uncollectible advances to suppliers from the continuing operations was US$37,008 and US$5,225, respectively. As of March 31, 2025 and June 30, 2024, the allowance for uncollectible advances to suppliers from the discontinued operations was US$5,212,862 and US$106,258, respectively.

Credit Losses

On July 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of the adoption date.

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

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to the Company’s products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. The Company periodically evaluates its inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2025 and June 30, 2024, the inventory reserve from the continuing operations was nil and US$30,443, respectively. As of March 31, 2025 and June 30, 2024, the inventory reserve from the discontinued operations was both nil.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and includes initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expenses for minimum lease payments are recognized on a straight-line basis over the lease term. All operating lease ROU assets are reviewed for impairment annually. For the nine and three months ended March 31, 2025 and 2024, the Company did not recognize any impairment of its ROU assets.

Lessor accounting

The Company rents out its office to a third party, which is classified as an operating lease in accordance with Topic 842. The revenue from an operating lease is recognized in other income (expenses) in the unaudited condensed consolidated statements of loss and comprehensive loss on a straight-line basis over the term of the lease.

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

Long-lived Assets

Finite-lived assets and intangibles are reviewed for impairment testing when circumstances require. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company that are subject to evaluation consist primarily of property and equipment, land use rights, ROU assets and investments. For the nine and three months ended March 31, 2025 and 2024, the Company did not recognize any impairment of its long-lived assets.

Derivative Financial Assets

Derivative financial assets are measured at fair value and recognized as either assets or liabilities on the unaudited condensed consolidated balance sheets in either other current or non-current assets or other current liabilities or non-current liabilities, depending upon maturity and commitment. Changes in the fair value of derivatives are either recognized periodically in the unaudited condensed consolidated statements of loss and comprehensive loss, depending on the use of the derivatives and whether they qualify for hedge accounting.

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in prices of raw materials for silk products. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company does not engage in derivative instruments for speculative or trading purposes. The Company’s derivative financial assets are not qualified for hedge accounting. Thus, changes in fair value are recognized in “Investment income from derivative financial assets” under discontinued operations in the unaudited condensed consolidated statements of loss and comprehensive loss. The cash flows of derivative financial assets are classified in the same category as the cash flows from the items subject to the economic hedging relationships. The estimated fair value of the derivatives is determined based on relevant market information.

Derivative financial assets are presented as net if rights of setoff exist, with all of the following conditions met: (a) each of the two parties owes the other determinable amounts; (b) the reporting party has the right to set off the amount owed with the amount owed by the other party; (c) the reporting party intends to set off; and (d) the right of setoff is enforceable at law.

The derivative financial assets from the continuing operations were both nil as of March 31, 2025 and June 30, 2024. The outstanding derivative financial assets from the discontinued operations as of March 31, 2025 and June 30, 2024 were US$3,357 and US$6,380, respectively. Investment income (loss) from derivative financial assets from the discontinued operations was US$1,635 and US$(2,604) for the nine and three months ended March 31, 2025, respectively, and US$4,240 and US$706 for the nine and three months ended March 31, 2024, respectively. The change in fair value of derivative financial assets from the discontinued operations was immaterial for the nine and three months ended March 31, 2025 and 2024, respectively.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company did not have any uncertain tax positions as of March 31, 2025 and June 30, 2024. The Company had not provided deferred taxes for undistributed earnings of non-U.S. subsidiaries as of March 31, 2025, as it is the Company’s policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The statute of limitations for the Company’s U.S. federal income tax returns and certain state income tax returns remains open for tax year 2022 and thereafter. As of March 31, 2025, the tax years ended December 31, 2020 through December 31, 2024 for the Company’s PRC subsidiaries remained open for statutory examination by PRC tax authorities.

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

The balance sheet amounts, with the exception of equity, as of March 31, 2025 and June 30, 2024 were translated at 1 RMB to 0.1378 USD and at 1 RMB to 0.1376 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the nine months ended March 31, 2025 and 2024 were 1 RMB to 0.1387 USD and 1 RMB to 0.1389 USD, respectively. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2025 and 2024 were 1 RMB to 0.1375 USD and 1 RMB to 0.1397 USD, respectively.

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

Research and Development Expenses

Research and development costs relating to the development of new processes and significant improvements and refinements to existing processes are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The research and development costs primarily comprise employee costs, consultant fees, materials and testing costs, and depreciation to property and equipment used in the research and development activities and other miscellaneous expenses. For the nine months ended March 31, 2025 and 2024, total research and development expense from continuing operations were US$54,602 and US$77,811, respectively. For the three months ended March 31, 2025 and 2024, total research and development expense from continuing operations were US$15,487 and US$31,895, respectively. No research and development expense were from discontinued operations for the nine and three months ended March 31, 2025 and 2024.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). The foreign currency translation gain resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of loss and comprehensive loss.

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., outstanding convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the nine and three months ended March 31, 2025 and 2024.

The following table presents a reconciliation of basic and diluted loss per share for the nine and three months ended March 31, 2025 and 2024:

	For the nine months ended March 31,		For the three months ended March 31,
	2025	2024	2025	2024
Net loss from continuing operations attributable to Shineco	$(5,082,075)	$(8,063,476)	$(3,897,188)	$(1,346,876)
Net income (loss) from discontinued operations attributable to Shineco	(13,683,804)	5,753,483	(11,221,509)	(2,001,870)
Net loss attributable to Shineco	(18,765,879)	(2,309,993)	(15,118,697)	(3,348,746)

Weighted average shares outstanding - basic and diluted*	6,048,079	204,157	15,694,600	267,734

Net loss from continuing operations per share of common share
Basic and diluted	$(0.84)	$(39.50)	$(0.25)	$(5.03)

Net earnings (loss) from discontinued operations per share of common share
Basic and diluted	$(2.26)	$28.18	$(0.71)	$(7.48)

Net loss per share of common share
Basic and diluted	$(3.10)	$(11.32)	$(0.96)	$(12.51)

*	Retrospectively restated for effect of the Reverse Stock Split on November 12, 2024.

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM), and an amount and description of other segment items, in both annual and interim periods. The Company’s fiscal year beginning July 1, 2024, is subject to the provisions of ASU 2023-07. As a result, the Company is required to adopt the enhanced segment disclosure requirements beginning with the interim period ending March 31, 2025. While the Company has made significant progress in updating its internal reporting and system processes to comply with the new standard, it was not practicable to complete implementation in time for inclusion in this quarterly report. The Company expects to complete the implementation during the fourth fiscal quarter and will include all required segment disclosures under ASU 2023-07 in its annual report on Form 10-K for the fiscal year ending June 30, 2025.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

The accounts receivable, net consisted of the following:

	March 31, 2025	June 30, 2024

Accounts receivable	$3,211,401	$2,571,987
Less: allowance for credit losses	(1,533,494)	(1,356,873)
Accounts receivable, net	1,677,907	1,215,114
Less: accounts receivable, net held for discontinued operations	(1,677,590)	(1,214,757)
Accounts receivable, net held for continuing operations	$317	$357

Movement of allowance for credit losses is as follows:

	March 31, 2025	June 30, 2024

Beginning balance	$1,356,873	$8,153,850
Acquisition of subsidiaries	-	173,101
Charge to allowance	176,020	118,499
Less: disposal of VIEs	-	(7,195,304)
Foreign currency translation adjustments	601	106,727
Ending balance	$1,533,494	$1,356,873

NOTE 5 – INVENTORIES, NET

The inventories, net consisted of the following:

	March 31, 2025	June 30, 2024

Raw materials	$213,444	$290,152
Work-in-process	156,562	338,902
Finished goods	860,300	989,914
Less: inventory reserve	-	(30,443)
Total inventories, net	1,230,306	1,588,525
Less: inventories, net, held for discontinued operations	(1,025,836)	(1,308,556)
Inventories, net, held for continuing operations	$204,470	$279,969

NOTE 6 – ADVANCES TO SUPPLIERS, NET

The advances to suppliers, net consisted of the following:

	March 31, 2025	June 30, 2024

Advances to suppliers	$24,330,480	$10,132,190
Less: allowance for doubtful accounts	(5,249,870)	(111,483)
Advance to suppliers, net	19,080,610	10,020,707
Less: advance to supplier, net, held for discontinued operations	(19,079,599)	(9,986,844)
Advance to supplier, net, held for continuing operations	$1,011	$33,863

Advances to suppliers consist of mainly payments to suppliers for raw materials or products that have not been received.

Movement of allowance for doubtful accounts is as follows:

	March 31, 2025	June 30, 2024

Beginning balance	$111,483	$10,167,448
Acquisition of subsidiaries	-	6,385
Charge to allowance	5,173,172	102,514
Less: disposal of VIEs	-	(10,325,224)
Foreign currency translation adjustments	(34,785)	160,360
Ending balance	$5,249,870	$111,483

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets, net consisted of the following:

	March 31, 2025	June 30, 2024

Loans to third parties (1)	$10,227,757	$9,445,164
Other receivables (2)	3,755,950	2,464,188
Prepayment for business acquisition (3)	2,630,000	-
Short-term deposits	44,152	39,966
Prepaid expenses	51,408	1,658
Subtotal	16,709,267	11,950,976
Less: allowance for credit losses	(4,328,478)	(4,656,522)
Total other current assets, net	12,380,789	7,294,454
Less: other current assets, net, held for discontinued operations	(248,218)	(378,403)
Other current assets, net, held for continuing operations	$12,132,571	$6,916,051

1)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners or employees of the Company. These loans bear interest or no interest and have terms of no more than one year. As of March 31, 2025, loans that amounted to US$688,642 were carried forward from fiscal year 2023. On September 20, 2023, the Company lent a loan amounting to US$103,336 to a third party for one year, with a maturity date of September 19, 2024. The loan was extended for one year upon maturity. On December 31, 2023, the Company lent a loan amounting to US$1,428,517 to two third parties for one year, with a maturity date of December 30, 2024. On May 28, 2024, the Company lent a loan amounting to US$2,755,626 to a third party for one year, with a maturity date of May 27, 2025. On June 5, 2024, the Company lent a loan amounting to US$4,092,104 to a third party for one year, with a maturity date of June 4, 2025. For loans entered on May 28, 2024 and June 5, 2024, the Company entered into Debt Transfer Agreements with the borrowers (the “Original Borrowers”) and another third party (the “New Borrower”) on August 20, 2024, pursuant to which the Original Borrowers transferred all their debts to the New Borrower, and the New Borrower agreed to fulfil its repayments obligation to the Company in accordance with the term of the original loan agreements. On July 24, 2024 and September 18, 2024, the Company lent loans amounting to US$110,225 and US$377,097 to two third parties for one year, with a maturity date of July 23, 2025 and September 17, 2025, respectively. In addition, the Company also lent a loan amounting to US$41,334 to a third party during the nine months ended March 31, 2025, and the amount is due on demand. The Company periodically reviewed the loans to third parties as to whether their carrying values remain realizable, and the Company recorded allowance according to the Company’s accounting policy based on its best estimates. As of June 30, 2024, the total outstanding balance amounted to US$9,445,164, including principal of US$9,387,269 and accrued interests of US$57,895. As of March 31, 2025, the total outstanding balance amounted to US$10,227,757, including principal of US$9,596,881 and accrued interests of US$630,876. As of March 31, 2025 and June 30, 2024, the allowance for credit losses was US$2,220,494 and US$2,548,557, respectively. The Company’s management will continue putting effort into the collection of overdue loans to third parties.

2)	Other receivable are mainly business advances to officers and staffs represent advances for business travel and sundry expenses, as well as advances for services to other third party.

3)	The amount pertains to prepaid purchase consideration made for the FuWang Acquisition. The Company made a partial payment of the consideration during the nine months ended March 31, 2025. The acquisition was completed on May 12, 2025.

Movement of allowance for credit losses is as follows:

	March 31, 2025	June 30, 2024

Beginning balance	$4,656,522	$3,287,793
Acquisition of subsidiaries	-	36,393
Charge to (reversal of) expense	(330,080)	2,248,574
Less: disposal of VIEs	-	(610,751)
Foreign currency translation adjustments	2,036	(305,487)
Ending balance	$4,328,478	$4,656,522

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2025	June 30, 2024

Buildings	$5,122,394	$6,167,928
Machinery and equipment	3,071,342	3,051,688
Motor vehicles	236,154	275,366
Office equipment	98,014	97,882
Fixture and furniture	102,071	101,936
Construction in progress	495,713	230,661
Subtotal	9,125,688	9,925,461
Less: accumulated depreciation and amortization	(3,784,952)	(3,556,394)
Less: accumulated impairment for property and equipment	(89,426)	(89,308)
Total property and equipment, net	5,251,310	6,279,759
Less: property and equipment, net, held for discontinued operations	(5,178,302)	(5,159,441)
Property and equipment, net held for continuing operations	$73,008	$1,120,318

Depreciation and amortization expense charged to the continuing operations was US$44,598 and US$68,041 for the nine months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense charged to the continuing operations was US$11,030 and US$25,598 for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization expense charged to the discontinued operations was US$267,334 and US$290,038 for the nine months ended March 31, 2025 and 2024, respectively. Depreciation and amortization expense charged to the discontinued operations was US$69,811 and US$86,889 for the three months ended March 31, 2025 and 2024, respectively.

The Company also provides its customers with specialized testing devices as its customers could only use these devices to generate results from these rapid diagnostic products. The ownership of these specialized testing devices is not transferred to its customers, but remains as the Company’s properties. The specialized testing devices will be returned to the Company when they are no longer required by the customer. As of March 31, 2025 and June 30, 2024, properties with net book values of US$22,993 and US$24,223 were held by the Company’s customers.

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

	March 31, 2025	June 30, 2024

Land use rights	$710,143	$709,840
Less: accumulated amortization	(108,838)	(94,233)
Total land use rights, net	601,305	615,607
Less: land use rights, net, held for discontinued operations	(601,305)	(615,607)
Land use rights, net, held for continuing operations	$-	$-

No amortization expense charged to the continuing operations for the nine and three months ended March 31, 2025 and 2024.

Amortization expense charged to the discontinued operations was US$14,523 and US$14,982 for the nine months ended March 31, 2025 and 2024, respectively. Amortization expense charged to the discontinued operations was US$4,831 and US$5,627 for the three months ended March 31, 2025 and 2024, respectively.

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

The table below presents the operating lease related assets and liabilities held for continuing operations recorded on the balance sheets.

	March 31, 2025	June 30, 2024

ROU lease assets	$68,729	$145,323

Operating lease liabilities – current	306,236	272,787
Operating lease liabilities – non-current	6,137	-
Total operating lease liabilities	$312,373	$272,787

The weighted average remaining lease terms and discount rates for all of operating leases held for continuing operations were as follows as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.90	0.96
Weighted average discount rate	4.27%	4.36%

The components of lease expenses for continuing operations were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2025	2024	2025	2024
Lease cost:
Amortization of right-of-use assets	$125,494	$52,508	$43,994	$19,076
Interest of operating lease liabilities	3,514	4,213	715	1,203
Total lease cost	$129,008	$56,721	$44,709	$20,279

The table below presents the operating lease related assets and liabilities held for discontinued operations recorded on the balance sheets.

	March 31, 2025	June 30, 2024

ROU lease assets	$-	$712
-
Operating lease liabilities – current	-	-
Operating lease liabilities – non-current	-	-
Total operating lease liabilities	$-	$-

The weighted average remaining lease terms and discount rates for all of operating leases held for discontinued operations were as follows as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	-	0.58
Weighted average discount rate	-	4.75%

The components of lease expenses for discontinued operations were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2025	2024	2025	2024
Lease cost:
Amortization of right-of-use assets	$717	$859	$-	$342
Interest of operating lease liabilities	-	50	-	7
Total lease cost	$717	$909	$-	$349

Rent expenses totaled US$125,681 and US$131,083 from the continuing operations for the nine months ended March 31, 2025 and 2024, respectively. Rent expenses totaled US$40,547 and US$45,539 from the continuing operations for the three months ended March 31, 2025 and 2024, respectively.

Rent expenses totaled US$19,115 and US$52,730 from the discontinued operations for the nine months ended March 31, 2025 and 2024, respectively. Rent expenses totaled US$6,075 and US$357 from the discontinued operations for the three months ended March 31, 2025 and 2024, respectively.

The following is a schedule, by years, of maturities of lease liabilities held for continuing operations as of March 31, 2025:

Remainder of 2025	$288,652
2026	24,801
Total lease payments	313,453
Less: imputed interest	(1,080)
Present value of lease liabilities	$312,373

Lessor

On September 21, 2023, the Company’s continuing operations entered into a two-year rental agreement with a third party to lease its property for its office space. Rental income of US$30,867 and US$30,766 was recorded in other income, net from the continuing operations on the unaudited condensed consolidated statements of loss and comprehensive loss for the nine months ended March 31, 2025 and 2024, respectively. Rental income of nil and US$15,426 was recorded in other income, net from the continuing operations on the unaudited condensed consolidated statements of income loss and comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. No such lease contract was entered into by the Company’s discontinued operations during the nine and three months ended March 31, 2025 and 2024.

NOTE 11 - ACQUISITIONS

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the nine and three months ended March 31, 2025 and 2024.

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

The identifiable goodwill acquired and the carrying value consisted of the following:

	March 31, 2025	June 30, 2024

Goodwill	$6,574,743	$6,574,743
Less: impairment for goodwill	(4,555,996)	(4,555,996)
Goodwill, net	2,018,747	2,018,747
Less: goodwill, net held for discontinued operations	-	-
Goodwill, net held for continuing operations	$2,018,747	$2,018,747

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$807,771
Inventories, net	784,336
Other current assets, net	49,979
Property and equipment, net	138,252
Intangible assets	12,683,656
Operating lease right-of-use assets	173,831
Goodwill	6,574,743
Deferred tax assets, net	346,523
Short-term bank loans	(1,594,596)
Accounts payable	(349,989)
Advances from customers	(407,437)
Other current liabilities	(446,729)
Operating lease liabilities - non-current	(45,730)
Deferred tax liabilities	(1,937,804)
Non-controlling interest	(5,301,785)
Total purchase price for acquisition, net of US$621,979 of cash	$11,475,021

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of March 31, 2025 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$12,683,656	10
Less: accumulated amortization	(2,853,823)
Total intangible assets, net	9,829,833
Less: intangible assets, net held for discontinued operation	-
Intangible assets, net held for continuing operations	$9,829,833

The amortization expense of intangible assets was US$951,275 and US$951,273 from the continuing operations for the nine months ended March 31, 2025 and 2024, respectively. The amortization expense of intangible assets was US$317,092 and US$317,091 from the continuing operations for the three months ended March 31, 2025 and 2024, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil for the nine and three months ended March 31, 2025 and 2024.

The Company has included the operating results of Biowin in continuing operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$258,091 in net sales and US$1,002,687 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2025. US$40,971 in net sales and US$354,056 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2025. US$441,927 in net sales and US$916,377 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2024. US$142,805 in net sales and US$294,752 in net loss of Biowin were included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024.

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

The management performed an evaluation on the impairment of goodwill, and due to the lower-than-expected revenue and profit and unfavorable business environment, our management recorded an impairment loss on the goodwill of Wintus, which amounted to US$10,268,823 during the year ended June 30, 2024 and US$7,950,478 during the nine and three months ended March 31, 2025.

The identifiable goodwill acquired and the carrying value consisted of the following:

	March 31, 2025	June 30, 2024

Goodwill	$21,440,360	$21,440,360
Less: impairment for goodwill	(18,219,301)	(10,268,823)
Goodwill, net	3,221,059	11,171,537
Less: goodwill, net held for discontinued operations	(3,221,059)	(11,171,537)
Goodwill, net held for continuing operations	$-	$-

The following table summarizes the allocation of estimated fair values of net assets acquired and liabilities assumed:

Accounts receivable, net	$12,507,353
Advances to suppliers, net	3,513,448
Inventories, net	1,782,180
Derivative financial assets	6,212
Other current assets, net	1,426,163
Property and equipment, net	5,407,301
Intangible assets	36,117,041
Operating lease right-of-use assets	1,999
Goodwill	21,440,360
Short-term bank loans	(12,021,992)
Accounts payable	(6,686,700)
Advances from customers	(78,677)
Tax payable	(600,742)
Deferred income	(77,007)
Other current liabilities	(2,277,877)
Long-term bank loans	(2,071,093)
Operating lease liabilities - non-current	(1,847)
Deferred tax liabilities	(9,186,376)
Non-controlling interest	(8,197,473)
Total purchase price for acquisition, net of US$1,003,678 of cash	$41,002,273

The fair value of identified intangible assets, which are trademarks and patents, and its estimated useful lives as of March 31, 2025 is as follows:

		Average
		Useful Life
		(in Years)

Intangible assets	$35,487,273	10
Less: accumulated amortization	(5,914,546)
Total intangible assets, net	29,572,727
Less: intangible assets, net held for discontinued operation	(29,572,727)
Intangible assets, net held for continuing operations	$-

The amortization expense of intangible assets was US$2,661,545 and US$2,365,819 from discontinued operations for the nine months ended March 31, 2025 and 2024, respectively. The amortization expense of intangible assets was US$887,182 and US$887,183 from discontinued operations for the three months ended March 31, 2025 and 2024, respectively.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. Acquisition-related costs were nil and US$779,606 for the nine months ended March 31, 2025 and 2024, respectively. Acquisition-related costs were nil for the three months ended March 31, 2025 and 2024.

The Company has included the operating results of Wintus in discontinued operations in its unaudited condensed consolidated financial statements since the Acquisition Date. US$7,633,705 in net sales and US$15,874,674 in net loss of Wintus were included in discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2025. US$2,628,318 in net sales and US$12,529,002 in net loss of Wintus were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended March 31, 2025. US$4,844,587 in net sales and US$3,771,648 in net loss of Wintus were included in discontinued operations in the unaudited condensed consolidated financial statements for the nine months ended March 31, 2024. US$1,202,054 in net sales and US$2,633,246 in net loss of Wintus were included in discontinued operations in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties, Net

The Company has made temporary advances to certain stockholders and senior management of the Company and to other entities that are either owned by family members of those stockholders or to other entities that the Company has investments in. The receivable are non-interest bearing and due on demand.

As of March 31, 2025 and June 30, 2024, the outstanding amounts due from related parties consisted of the following:

	March 31, 2025	June 30, 2024

Chongqing Yufan Trading Co., Ltd (“Chongqing Yufan”)	$192,891	$318,041
Chongqing Dream Trading Co., Ltd	41,334	41,280
Wintus China Limited	412,379	412,379
Fujian Xinglinchun Health Industry Co., Ltd	24,456	24,424
Subtotal	671,060	796,124
Less: allowance for credit losses	(412,379)	(412,379)
Total due from related parties, net	258,681	383,745
Less: due from related parties, held for discontinued operations	(234,225)	(359,321)
Due from related parties, held for continuing operations	$24,456	$24,424

Due to Related Parties

As of March 31, 2025 and June 30, 2024, the Company had related party payables of US$254,125 and US$1,160,920 from continuing operation, respectively. As of March 31, 2025 and June 30, 2024, the Company had related party payables of US$2,449,279 and US$1,714,464 from discontinued operation, respectively. These related party obligations are primarily owed to the principal stockholders or certain relatives of the stockholders, and senior management of the Company, who provide funds for the Company’s operations. The payables are unsecured, non-interest bearing, and due on demand.

As of March 31, 2025 and June 30, 2024, the outstanding amounts due to related parties consisted of the following:

	March 31, 2025	June 30, 2024

Wang Sai	$-	$58,846
Huang Shanchun	158,126	444,595
Liu Fengming	50,914	19,908
Yan Lixia	1,619	-
Zhan Jiarui	16,665	111,528
Liu Xiqiao	14,791	27,319
Lyu Jiajia (a)	-	478,547
Zhao Pengfei	6,889	6,880
Wang Xiaohui(b)	491,361	342,562
Chi Keung Yan(b)	1,201,884	614,427
Fuzhou Meidashan Biotechnology Co., Ltd.	5,121	13,297
Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd	472,585	412,479
Chongqing Huajian Housing Development Co., Ltd (“Chongqing Huajian”)	283,449	344,996
Total due to related parties	2,703,404	2,875,384
Less: due to related parties, held for discontinued operations	(2,449,279)	(1,714,464)
Due to related parties, held for continuing operations	$254,125	$1,160,920

a.	On September 27, 2023, the Company entered into a loan agreement with Lyu Jiajia to borrow US$800,000 as working capital for one year, with a maturity date of September 29, 2024. The loan has a fixed interest rate of 15.0% per annum. The Company repaid totaling $0.4 million during the year ended June 30, 2024. As of June 30, 2024, the total outstanding balance, including principal and the interest, amounted to US$478,547. During the nine months ended March 31, 2025, all of the amounts, including principal and interest due to Lyu Jiajia, were offset with the consideration for shares purchased from the Company.

b.	The amounts pertain to advances from its related parties for the Company’s working capital during the Company’s normal course of business. These advances are unsecured, non-interest bearing and due on demand.

Interest expenses on loans due to related parties were US$14,450 and nil from continuing operations for the nine months ended March 31, 2025 and 2024, respectively. Interest expenses on loans due to related parties were both nil from continuing operations for the three months ended March 31, 2025 and 2024.

Interest expenses on loans due to related parties were nil and US$1,526 from discontinued operations for the nine months ended March 31, 2025 and 2024, respectively. Interest expenses on loans due to related parties were both nil from discontinued operations for the three months ended March 31, 2025 and 2024.

Sales to a Related Party

The Company’s discontinued operation, Wintus, made sales of US$678,142 and US$797,506 to its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the nine months ended March 31, 2025 and 2024, respectively. The Company made no sales its related party, Chongqing Fuling District Renyi Zhilu Silk Industry Co., Ltd, for the three months ended March 31, 2025 and 2024.

Loan guarantee provided by related parties

The Company’s related parties provide a guarantee for the Company’s bank loans (see Note 13).

Loan guarantee provided to a related party

As of March 31, 2025 and June 30, 2024, Chongqing Wintus (New Star) Enterprises Group (“Chongqing Wintus”) provided a guarantee that amounted to US$688,906 and US$687,999 for a bank loan borrowed by Chongqing Yufan, a related party of the Company until December 28, 2025.

Lease from a related party

The Company entered into a two-year lease agreement for the lease of office space from a related party company, of which the CEO is the Company’s shareholder.

As of March 31, 2025, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party held for continuing operation were US$20,526 and US$165,196, respectively.

As of June 30, 2024, the operating lease right-of-use assets and corresponding operating lease liabilities of leases from the related party held for continuing operation were US$80,746 and US$163,306, respectively.

During the nine months ended March 31, 2025 and 2024, the Company’s continuing operations incurred operating lease expenses in leases from the related party of US$62,423 and US$62,493, respectively. During the three months ended March 31, 2025 and 2024, the Company’s continuing operations incurred operating lease expenses in leases from the related party of US$20,624 and US$20,946, respectively.

NOTE 13 – LOANS

Short-term loans

Short-term loans from third parties

During the year ended June 30, 2024, the Company entered into loan agreements with two third parties. These short-term loans from third parties are mainly used for short-term funding to support the Company’s working capital needs. One of the loans amounting to US$516,811 was borrowed from April 9, 2024 to July 8, 2024 and bear to interest. The loan was fully repaid upon maturity by the Company during the nine months ended March 31, 2025. The other loan amounting to US$509,119 was borrowed from June 21, 2024 to August 4, 2024 with an interest rate of 15% per annum, and the loan is guaranteed by a third party. The Company made partial payment for the other loan, and the balance of US$459,977 was extended with a new maturity date of December 31, 2025. In addition, the Company also borrowed a loan amounting to US$62,002 from a third party during the nine months ended March 31, 2025, and the loan bears no interest and is due on demand.

The Company recorded interest expenses from continuing operations of US$65,265 and US$60,164 for the nine months ended March 31, 2025 and 2024, respectively. The annual weighted average interest rates from continuing operations were 14.5% and 15.0% for the nine months ended March 31, 2025 and 2024, respectively. The Company recorded interest expenses from continuing operations of US$16,916 and US$29,917 for the three months ended March 31, 2025 and 2024, respectively. The annual weighted average interest rates from continuing operations were 14.5% and 15.0% for the three months ended March 31, 2025 and 2024, respectively.

Short-term bank loans

Short-term bank loans consisted of the following:

Lender	March 31, 2025	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$413,344	2025/5/21	4.65%
Bank of Jiangsu(b)	405,904	2025/1/20	4.00%
Bank of China(c)	406,455	2024/6/26	4.90%
United Overseas Bank(d)	9,227,642	April 2025 - September 2025	3.85%-4.10%
Industrial and Commercial Bank of China	413,344	2025/6/20	3.75%
Bank of China(e)	482,234	2026/2/8	2.80%
Chongqing Rural Commercial Bank(f)	1,308,922	2026/2/9	4.30%
Industrial and Commercial Bank of China(g)	688,906	2025/9/20	3.10%
Total short-term bank loans	13,346,751
Less: short-term bank loans, held for discontinued operations	(12,121,049)
Short-term bank loans, held for continuing operations	$1,225,702

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	The Company did not repay the loan upon maturity, Bank of Jiangsu commenced a lawsuit against the Company’s subsidiary, Biowin. (see Note 18).

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Liang Jie. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

d.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank.

e.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China.

f.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank.

g.	The loan is guaranteed by Chongqing Wintus, a subsidiary of the Company. In addition, the Company’s properties with net book values of US$596,503 were pledged as collateral to secure this loan.

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Jiangnan Rural Commercial Bank(a)	$412,800	2025/5/21	4.65%
Bank of Jiangsu(b)	405,369	2025/1/20	4.00%
Bank of China(c)	405,920	2024/6/26	4.90%
United Overseas Bank(d)	9,536,508	July 2024 - December 2024	4.20%
Industrial and Commercial Bank of China	412,800	2025/06/20	3.75%
Industrial and Commercial Bank of China(e)	619,199	2024/9/22	3.45%
Bank of China(f)	412,800	2025/2/7	3.45%
Chongqing Rural Commercial Bank(g)	1,307,199	2025/3/18	4.30%
Total short-term bank loans	13,512,595
Less: short-term bank loans, held for discontinued operations	(12,288,506)
Short-term bank loans, held for continuing operations	$1,224,089

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, Beijing Kanghuayuan Technology, one of the shareholders of the Company and pledged by the patent rights of the Company.

b.	The Company did not repay the loan upon maturity, Bank of Jiangsu commenced a lawsuit against the Company’s subsidiary, Biowin. (see Note 18).

c.	Guaranteed by Mr. Liu Fengming, the former CEO of the Company, and his wife, Ms. Liang Jie. Upon the maturity of the loan, the bank offered the Company an extension, however, the Company failed to sign the extension agreement due to an administrative issue. As of the date of this report, the Company has not received any notice from the bank for repayment, and it expects to continue using this bank facility.

d.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui, Chongqing Huajian, Chongqing Yufan and Chongqing Yiyao Electromechanical Co., Ltd. In addition, Chongqing Huajian and Chongqing Yufan also pledged their properties as collateral to guarantee the Company’s loans from United Overseas Bank. As of the date of this report, the Company borrowed additional loans of approximately US$4.2 million under this loan agreement.

e.	Guaranteed by the other subsidiary of the Company, Chongqing Wintus. In addition, the Company’s properties with net book values of US$605,195 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

f.	Guaranteed by Ms. Wang Xiaohui and her family member, as well as the other subsidiary of the Company, Chongqing Wintus. In addition, Chongqing Huajian and another third party pledged their properties to guarantee the Company’s loan from Bank of China. The loan was fully repaid upon maturity.

g.	Guaranteed by Ms. Wang Xiaohui, one of the shareholders of the Company, her family members, and Chongqing Huajian. The loan is also guaranteed by other subsidiaries of the Company, Wulong Wintus Silk Co., Ltd (“Wulong Wintus”), Chongqing Hongsheng Silk Co., Ltd and Chongqing Liangping Wintus Textile Ltd (“Liangping Wintus”). In addition, Chongqing Huajian pledged its properties to guarantee the Company’s loan from Chongqing Rural Commercial Bank. The loan was fully repaid upon maturity.

Long-term loans

Long-term bank loans consisted of the following:

Lender	March 31, 2025	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$620,016	2026/9/2	3.35%
Bank of Chongqing(b)	1,088,472	2026/7/3	4.00%
Total long-term bank loans	1,708,488
Less: long-term bank loans, held for discontinued operations	(1,708,488)
Long-term bank loans, held for continuing operations	$-

Long-term bank loans-current, held for discontinued operations	$20,667

Long-term bank loans-non-current, held for discontinued operations	$1,687,821

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$524,046 were pledged as collateral to secure this loan.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,393,980 were pledged as collateral to secure this loan.

Lender	June 30, 2024	Maturity Date	Int. Rate/Year
Chongqing Rural Commercial Bank(a)	$619,199	2024/9/7	4.85%
Bank of Chongqing(b)	1,093,919	2026/7/3	4.00%
Total long-term bank loans	1,713,118
Less: long-term bank loans, held for discontinued operations	(1,713,118)
Long-term bank loans, held for continuing operations	$-

Long-term bank loans-current, held for discontinued operations	$632,959

Long-term bank loans-non-current, held for discontinued operations	$1,080,159

The loans outstanding were guaranteed by the following properties, entities or individuals:

a.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family member of Ms. Wang Xiaohui. The loan is also guaranteed by other subsidiaries of the Company, Chongqing Wintus and Wulong Wintus. In addition, Liangping Wintus’s properties with net book values of US$545,597 were pledged as collateral to secure this loan as of June 30, 2024. The loan was fully repaid upon maturity.

b.	Guaranteed by Ms. Wang Xiaohui and Mr. Chi Keung Yan, two of the shareholders of the Company, and the family members of Ms. Wang Xiaohui. In addition, the Company’s properties with net book values of US$1,451,298 were pledged as collateral to secure this loan as of June 30, 2024.

The Company recorded interest expenses from continuing operations of US$39,630 and US$39,069 for the nine months ended March 31, 2025 and 2024, respectively. The Company recorded interest expenses from continuing operations of US$12,901 and US$13,130 for the three months ended March 31, 2025 and 2024, respectively.

The annual weighted average interest rates from continuing operations were 4.28% and 4.16% for the nine months ended March 31, 2025 and 2024, respectively. The annual weighted average interest rates from continuing operations were 4.23% and 4.24% for the three months ended March 31, 2025 and 2024, respectively.

The Company recorded interest expenses from discontinued operations of US$432,848 and US$401,673 for the nine months ended March 31, 2025 and 2024, respectively. The Company recorded interest expenses from discontinued operations of US$138,763 and US$147,901 for the three months ended March 31, 2025 and 2024, respectively.

The annual weighted average interest rates from discontinued operations were 4.10% and 4.30% for the nine months ended March 31, 2025 and 2024, respectively. The annual weighted average interest rates from discontinued operations were 3.40% and 4.24% for the three months ended March 31, 2025 and 2024, respectively.

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

For the nine months ended March 31, 2025 and 2024, a total of US$482,664 and US$612,072 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively. For the three months ended March 31, 2025 and 2024, a total of US$146,976 and US$246,015 in amortization of the debt issuance and other costs from continuing operations was recorded on the unaudited condensed consolidated statements of loss and comprehensive loss, respectively.

As of March 31, 2025, shares of the Company’s common stock totaling 1,172,135 were issued by the Company to the Investor equaling principal and interests amounted to US$15,258,357, and cash totaling US$1,050,000 was repaid to the Investor. The Notes balance was US$9,741,322, with a carrying value of US$9,908,256, net of deferred financing costs of US$166,934 was recorded in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025.

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

i) The components of the income tax provision (benefit) were as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2025	2024	2025	2024
Current income tax provision (benefit)	$36,814	$5,744	$(11,869)	$5,744
Deferred income tax provision (benefit)	(875,456)	(465,783)	(291,347)	492,145
Total income tax provision (benefit)	(838,642)	(460,039)	(303,216)	497,889
Less: income tax provision (benefit), held for discontinued operations	650,788	307,393	241,046	(549,781)
Income tax benefit, held for continuing operations	$(187,854)	$(152,646)	$(62,170)	$(51,892)

ii) The components of the deferred tax liability were as follows:

	March 31, 2025	June 30, 2024
Deferred tax assets:
Allowance for credit loss/doubtful accounts	$1,674,480	$352,077
Inventory reserve	-	1,522
Net operating loss carry-forwards	2,827,814	1,187,887
Total	4,502,294	1,541,486
Valuation allowance	(4,026,576)	(1,110,668)
Total deferred tax assets	475,718	430,818
Deferred tax liability:
Intangible assets	(9,435,301)	(10,266,124)
Total deferred tax liability	(9,435,301)	(10,266,124)
Deferred tax liability, net	(8,959,583)	(9,835,306)
Less: deferred tax liability, net, held for discontinued operations	(7,958,986)	(8,646,588)
Deferred tax liability, net, held for continuing operations	$(1,000,597)	$(1,188,718)

	March 31, 2025	June 30, 2024

Beginning balance	$1,110,668	$2,471,066
Acquisition of subsidiaries	-	154,481
Disposal of Tenet Jove	-	(2,392,580)
Current year addition	2,914,444	881,746
Exchange difference	1,464	(4,045)
Valuation allowance	4,026,576	1,110,668
Less: valuation allowance, held for discontinued operations	(3,666,103)	(902,285)
Valuation allowance, held for continuing operations	$360,473	$208,383

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

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and the penalty will be expensed in the period if and when a determination is made by the tax authorities. There were no assessed penalties during the nine and three months ended March 31, 2025 and 2024, respectively.

(c) Taxes Payable

Taxes payable consisted of the following:

	March 31, 2025	June 30, 2024

Income tax payable	$1,306,024	$1,268,904
Value added tax payable	318,884	303,739
Business tax and other taxes payable	819	1,178
Total tax payable	1,625,727	1,573,821
Less: tax payable, held for discontinued operations	(776,949)	(721,848)
Tax payable, held for continuing operations	$848,778	$851,973

Income tax payable - current portion	$1,439,536	$1,387,630
Less: income tax payable - current portion, held for discontinued operations	(776,949)	(721,848)
Income tax payable - current portion, held for continuing operations	$662,587	$665,782

Income tax payable - noncurrent portion	$186,191	$186,191
Less: income tax payable - noncurrent portion, held for discontinued operations	-	-
Income tax payable - noncurrent portion, held for continuing operations	$186,191	$186,191

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

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors. As of March 31, 2025 and June 30, 2024, the balance of the required statutory reserves was US$4,350,297 and US$4,350,297, respectively.

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

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of March 31, 2025, proceeds of approximately US$4.7 million were received by the Company, and the remaining proceeds are expected to be fully received by June 30, 2025.

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

On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The Shares were issued to the Purchasers on January 10, 2025, and the proceeds of approximately US$27.6 million received in April 2025. The remaining proceeds are expected to be fully received by June 30, 2025.

NOTE 17 - CONCENTRATIONS AND RISKS

The Company maintains principally all bank accounts in the PRC. The cash balance held in the PRC bank accounts from the continuing operations was US$143,144 and US$100,948 as of March 31, 2025 and June 30, 2024, respectively. The cash balance held in the PRC bank accounts from the discontinued operations was US$87,107 and US$235,828 as of March 31, 2025 and June 30, 2024, respectively.

During the nine and three months ended March 31, 2025 and 2024, almost 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenue was derived from its subsidiaries and VIEs located in the PRC.

For the nine months ended March 31, 2025, two customers accounted for approximately 40% of the Company’s total sales from the continuing operations. For the three months ended March 31, 2025, four customers accounted for approximately 57% of the Company’s total sales from the continuing operations.

For the nine months ended March 31, 2025, no customer accounted for more than 10% of the Company’s total sales from the discontinued operations. For the three months ended March 31, 2025, four customers accounted for approximately 57% of the Company’s total sales from the discontinued operations.

For the nine months ended March 31, 2024, three customers accounted for approximately 42% of the Company’s total sales from the continuing operations. For the three months ended March 31, 2024, three customers accounted for approximately 46% of the Company’s total sales from the continuing operations.

For the nine months ended March 31, 2024, four customers accounted for approximately 58% of the Company’s total sales from the discontinued operations. For the three months ended March 31, 2024, two customers accounted for approximately 72% of the Company’s total sales from the discontinued operations.

As of March 31, 2025, one customer accounted for approximately 100% of the Company’s accounts receivable from the continuing operations. As of March 31, 2025, three customers accounted for approximately 95% of the Company’s accounts receivable from the discontinued operations.

As of June 30, 2024, one customer accounted for approximately 89% of the Company’s accounts receivable from the continuing operations. As of June 30, 2024, two customers accounted for approximately 91% of the Company’s accounts receivable from the discontinued operations.

For the nine months ended March 31, 2025, one vendor accounted for approximately 93% of the Company’s total purchases from the continuing operations. For the three months ended March 31, 2025, no vendor accounted for more than 10% of the Company’s total purchases from the continuing operations.

For the nine months ended March 31, 2025, two vendors accounted for approximately 35% of the Company’s total purchases from the discontinued operations. For the three months ended March 31, 2025, four vendors accounted for approximately 92% of the Company’s total purchases from the discontinued operations.

For the nine months ended March 31, 2024, two vendors accounted for approximately 35% of the Company’s total purchases from the continuing operations. For the three months ended March 31, 2024, four vendors accounted for approximately 82% of the Company’s total purchases from the continuing operations.

For the nine months ended March 31, 2024, two vendors accounted for approximately 36% of the Company’s total purchases from the discontinued operations. For the three months ended March 31, 2024, one vendor accounted for approximately 99% of the Company’s total purchases from the discontinued operations.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company leases offices for operation under operating leases. Future minimum lease payments of US$313,453 under non-cancellable operating leases with initial terms in excess of one year were included in Note 10.

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

Introduced by a business partner (the “Party A”) of Life Science, Life Science entered into a loan agreement with an individual (the “the Plaintiff”) on April 15, 2024 (the Party A, Life Science and the Plaintiff are collectively called the “Three Parties”). Pursuant to the loan agreement, Life Science would obtain a loan in the amount of RMB 25.0 million (approximately US$ 3.4 million) with a term of 90 days, at the interest rate of 30.0%, and the loan was to be used exclusively as working capital for Life Science’s future merger and acquisition projects. To prevent the misuse of the loan, the Three Parties orally agreed that the loan would first be transferred by the Plaintiff to the bank accounts of the Party A, and upon the completion of merger and acquisition project, the Party A would then transfer the loan to bank accounts designated by Life Science. While this oral agreement was not explicitly stated in the written agreement, the Three Parties mutually agreed and fully understood their rights and obligations. Upon signing the loan agreement, the Plaintiff transferred a total of RMB 15.0 million (approximately US$2.1 million) to the Party A. However, the Party A failed to transfer the RMB 15.0 million (the “Fund”) to the bank accounts designated by Life Science as agreed, resulting in the failure to proceed with the merger and acquisition project. On October 31, 2024, the Plaintiff submitted a civil complaint to the Beijing Chaoyang District People’s Court against Life Science and the Party A (the “Civil Complaint”). The Civil Complaint requested that Life Science and the Party A make the compensation to the Plaintiff for the outstanding loans plus interests and the liquidated damages. However, Life Science contended that the Party A’s unauthorized withholding of the funds constituted a fundamental breach of contract, and the related liability should be borne by the Party A personally. Life Science will vigorously defend itself and plans to initiate legal proceedings against the Party A, demanding the return of the Fund to the Plaintiff and compensation for any losses, including the principal of the loan, interest and other penalty fees. As of March 31, 2025, Life Science recorded approximately RMB 22.0 million (US$3.0 million) payable due to the Plaintiff, including the principal of the loan, interest and other penalty fees.

On November 8, 2024, Zhejiang Shijin Packaging Co., Ltd. (“the Plaintiff”) submitted a civil complaint to the People’s Court of Deqing County, Zhejiang Province (the “Court”) against the Company’s subsidiary Biowin. The complaint requested that Biowin make the compensation to the Plaintiff for the outstanding trade payable plus interests and the litigation fee in this case shall be borne by Biowin. On December 5, 2024, the Court issued a judgement that Biowin shall pay the Plaintiff the outstanding trade payable, the litigation fee, and the interest expense if payments are not made according to the schedule. As of March 31, 2025, Biowin recorded RMB 121,447 (US$16,733) trade account payable due to the Plaintiff, and the compensation claimed by the Plaintiff was RMB 54,723 (US$7,540).

On April 16, 2025, Bank of Jiangsu (“the Plaintiff”) commenced a lawsuit against the Company’s subsidiary, Biowin, in the Jiangsu Changzhou High-Tech Industrial Development Zone People’s Court. The Plaintiff alleged that Biowin entered into a loan agreement with the Plaintiff on June 27, 2024, pursuant to which Biowin obtained a loan in the amount of RMB2,946,000 (US$405,904) with a term from June 27, 2024 to January 20, 2025, at the interest rate of 4.00%. However, Biowin failed to make monthly payment of interests, the Plaintiff, in accordance with the loan contract terms, declared the loan due and payable in advance. The loan was matured on January 20, 2025, but Biowin had not fulfilled its repayment obligations, therefore, the Plaintiff alleged that Biowin breached the loan agreement and seek the repayment of the principal, interests, penalty interests and the litigation fee against Biowin. As of March 31, 2025, Biowin recorded RMB 2,946,000 (US$405,904) loan payable due to the Plaintiff, and the interests and compensation claimed by the Plaintiff was RMB 254,322 (US$35,041).

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

●	Producing, processing and distribution of agricultural products, such as silk and silk fabrics, as well as trading of fresh fruit (“Other agricultural products”), which are reclassified as discontinued operations:

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

The following table presents summarized information by segment for the nine months ended March 31, 2025:

	For the nine months ended March 31, 2025
	Continuing Operations		Discontinued Operations
	Rapid diagnostic and other	Healthy meals	Other agricultural	Luobuma
	products	products	products	products	Total
Segment revenue	$258,091	$949	$7,633,705	$-	$7,892,745
Cost of revenue and related business and sales tax	136,458	249	7,303,612	-	7,440,319
Gross profit	121,633	700	330,093	-	452,426
Gross profit %	47.1%	73.8%	4.3%	-	5.7%

The following table presents summarized information by segment for the nine months ended March 31, 2024:

	For the nine months ended March 31, 2024
	Continuing Operations		Discontinued Operations
	Rapid diagnostic and other	Healthy meals	Other agricultural	Luobuma
	products	products	products	products	Total
Segment revenue	$441,927	$17,645	$4,844,587	$4,439	$5,308,598
Cost of revenue and related business and sales tax	169,954	43,179	4,488,086	4,183	4,705,402
Gross profit (loss)	271,973	(25,534)	356,501	256	603,196
Gross profit (loss) %	61.5%	(144.7)%	7.4%	5.8%	11.4%

The following table presents summarized information by segment for the three months ended March 31, 2025:

	For the three months ended March 31, 2025
	Continuing Operations		Discontinued Operations
	Rapid diagnostic and other	Healthy meals	Other agricultural	Luobuma
	products	products	products	products	Total
Segment revenue	$40,971	$-	$2,628,318	$-	$2,669,289
Cost of revenue and related business and sales tax	55,082	-	2,575,082	-	2,630,164
Gross profit (loss)	(14,111)	-	53,236	-	39,125
Gross profit (loss) %	(34.4)%	-	2.0%	-	1.5%

The following table presents summarized information by segment for the three months ended March 31, 2024:

	For the three months ended March 31, 2024
	Continuing Operations		Discontinued Operations
	Rapid diagnostic and other	Healthy meals	Other agricultural	Luobuma
	products	products	products	products	Total
Segment revenue	$142,805	$6,541	$1,202,054	$-	$1,351,400
Cost of revenue and related business and sales tax	54,460	23,733	1,081,540	-	1,159,733
Gross profit (loss)	88,345	(17,192)	120,514	-	191,667
Gross profit (loss) %	61.9%	(262.8)%	10.0%	-	14.2%

Total assets as of March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025	June 30, 2024

Other agricultural products	$72,905,256	$70,339,148
Rapid diagnostic and other products	12,562,560	13,750,630
Healthy meals products	34,729	89,601
Total assets	85,502,545	84,179,379
Less: total assets held for discontinued operations	(60,936,613)	(62,678,986)
Total assets, held for continuing operations	$24,565,932	$21,500,393

NOTE 20 - DISCONTINUED OPERATIONS

On May 29, 2023, Shineco Life entered into a stock purchase agreement with Dream Partner Limited, a BVI corporation (“Dream Partner”), Chongqing Wintus Group, a corporation incorporated under the laws of mainland China (“Wintus”), and certain shareholders of Dream Partner (the “Wintus Sellers”), pursuant to which Shineco Life shall acquire 71.42% equity interest in Wintus (the “Wintus Acquisition”). As the consideration for the Wintus Acquisition, the Company (a) paid the Wintus Sellers an aggregate cash consideration of US$2,000,000; (b) issued certain shareholders, as listed in the agreement, an aggregate of 41,667 shares of the Company’s restricted Common Stock; and (c) transferred and sold to the Wintus Sellers 100% of the Company’s equity interest in Tenet-Jove.

On March 20, 2025, Shineco Life entered into a stock purchase agreement (the “SPA”) with Yi Yang (the “Seller”), a current and only shareholder of FuWang (HK) International Company Limited (“FuWang (HK)”), a company limited by shares incorporated in Hong Kong. Pursuant to the SPA, the Seller sold 75% of the equity interests in FuWang (HK) (“FuWang Acquisition”) to Shineco Life. In consideration of the FuWang Acquisition, (a) Shineco Life paid the Seller RMB 63.89 million in cash, (b) the Company issued and transferred 3,400,000 shares of the Company’s common stock, par value $0.001 per share to the Seller, and (c) the Company transferred its 71.42% equity interests in Dream Partner to the Seller. The Company obtained the controlling rights of production and operation of FuWang (HK) on April 1, 2025.

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes benefit, shall be reported as a component of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The assets and liabilities of the Tenet-Jove Disposal Group and Wintus have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2025 and the consolidated balance sheet as of June 30, 2024. The results of operations of Tenet-Jove Disposal Group and Wintus have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2025 and 2024.

The carrying amount of the major classes of assets and liabilities of discontinued operations as of March 31, 2025 and June 30, 2024 consist of the following:

	March 31, 2025	June 30, 2024
Assets of discontinued operation:
Current assets:
Cash	$79,239	$214,259
Restricted cash	15,156	28,896
Accounts receivables, net	1,677,590	1,214,757
Due from related parties	234,225	359,321
Inventories, net	1,025,836	1,308,556
Advances to suppliers, net	19,079,599	9,986,844
Derivative financial assets	3,357	6,380
Other current assets, net	248,218	378,403
Total current assets of discontinued operation	22,363,220	13,497,416

Property and equipment, net	5,178,302	5,159,441
Land use right, net of accumulated amortization	601,305	615,607
Intangible assets, net	29,572,727	32,234,273
Goodwill	3,221,059	11,171,537
Operating lease right-of-use assets	-	712
Total assets of discontinued operation	$60,936,613	$62,678,986

Liabilities of discontinued operation:
Current liabilities:
Short-term loans	$12,121,049	$12,288,506
Long-term loans - current portion	20,667	632,959
Accounts payable	4,358,856	708,778
Advances from customers	10,776,154	217,918
Due to related parties	2,449,279	1,714,464
Other payables and accrued expenses	403,262	571,746
Deferred income	192,894	68,800
Taxes payable	776,949	721,848
Total current liabilities of discontinued operation	31,099,110	16,925,019

Long-term loans - non-current	1,687,821	1,080,159
Deferred tax liability	7,958,986	8,646,588
Total liabilities of discontinued operation	$40,745,917	$26,651,766

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of loss and comprehensive loss consist of the following:

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024

REVENUE	$7,633,705	$4,849,026	$2,628,318	$1,202,054

COST OF REVENUE
Cost of products	7,301,782	4,484,838	2,574,635	1,080,074
Business and sales related tax	1,830	7,431	447	1,466
Total cost of revenue	7,303,612	4,492,269	2,575,082	1,081,540

GROSS PROFIT	330,093	356,757	53,236	120,514

OPERATING EXPENSES
General and administrative expenses	8,625,011	4,722,764	4,683,494	2,223,095
Selling expenses	54,597	84,925	19,538	20,221
Total operating expenses	8,679,608	4,807,689	4,703,032	2,243,316

LOSS FROM OPERATIONS	(8,349,515)	(4,450,932)	(4,649,796)	(2,122,802)

OTHER EXPENSE
Impairment loss on goodwill	(7,950,478)	-	(7,950,478)	-
Investment income (loss) from derivative financial assets	1,635	4,240	(2,604)	706
Other income (expenses), net	290,513	214,458	(1,630)	(5,601)
Interest expenses, net	(517,617)	(448,668)	(165,539)	(167,635)
Total other expenses	(8,175,947)	(229,970)	(8,120,251)	(172,530)

LOSS BEFORE BENEFIT FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(16,525,462)	(4,680,902)	(12,770,047)	(2,295,332)

PROVISION (BENEFIT) FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	(650,788)	(307,393)	(241,046)	549,781

LOSS FROM DISCONTINUED OPERATIONS, NET OFF TAX	(15,874,674)	(4,373,509)	(12,529,001)	(2,845,113)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	-	8,904,702	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(15,874,674)	4,531,193	(12,529,001)	(2,845,113)

Net loss attributable to non-controlling interest	(2,190,870)	(1,222,290)	(1,307,492)	(843,243)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO SHINECO, INC.	$(13,683,804)	$5,753,483	$(11,221,509)	$(2,001,870)

NOTE 21 - SUBSEQUENT EVENTS

On April 22, 2025, Shineco Life entered into a share purchase agreement (the “SPA”) with Dr. Lim Kah Meng (the “Seller”), the sole shareholder of InfiniClone Limited, a company incorporated under the laws of Hong Kong (“InfiniClone”). Pursuant to the SPA, the Seller shall sell 51% of the equity interests in InfiniClone Limited that he holds (the “InfiniClone Shares”) to Shineco Life. In consideration of the sale of the InfiniClone Shares, Shineco Life shall pay the Seller US$19,895,600 in cash, and the Company will issue and transfer 3,450,000 shares of the Company’s common stock, par value $0.001 per share to the Seller within 90 days after the execution of the SPA. The transaction contemplated thereby and the issuance of the Shares has been approved by the Company’s board of directors, and the acquisition is expected to be completed in May 2025.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on May 15, 2025, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

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

On March 20, 2025, Shineco Life entered into a stock purchase agreement with Yi Yang (the “Seller”), a current and only shareholder of FuWang (HK) International Company Limited (“FuWang (HK)”), a company limited by shares incorporated in Hong Kong. Pursuant to the agreement, the Seller sold 75% of the equity interests in FuWang (HK) to Shineco Life (“FuWang Acquisition”). In consideration of the FuWang Acquisition, (a) Shineco Life paid the Seller RMB 63.89 million in cash, (b) the Company issued and transferred 3,400,000 shares of the Company’s common stock, par value $0.001 per share to the Seller, and (c) the Company transferred its 71.42% equity interests in Wintus to the Seller. The Company obtained the controlling rights of production and operation of FuWang (HK) on April 1, 2025.

We used our subsidiaries’ vertically and horizontally integrated production, distribution, and sales channels to provide health and well-being focused plant-based products. Through our subsidiary, Biowin, which specializes in the development, production and distribution of innovative rapid diagnostic products and related medical devices for the most common diseases, we also stepped into the Point-of-Care Testing industry. Meanwhile, our subsidiary, Fuzhou Meida, opened its restaurant, which is a health-oriented chain restaurant that focuses on the concept of “improving metabolism through diet.” As of March 31, 2025, the Company, through its subsidiaries, operates the following main business segments:

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

Tenet-Jove Disposal Group conducts three other business segments. First, developing, manufacturing, and distributing specialized fabrics, textiles, and other by-products derived from an indigenous Chinese plant Apocynum Venetum, known in Chinese as “Luobuma” or “Bluish Dogbane,” as well as Luobuma raw materials processing; this segment is conducted through our wholly owned subsidiary, Tenet-Jove. Second, planting, processing and distributing green and organic agricultural produce, growing and cultivation of yew trees, as well as planting fast-growing bamboo willows and scenic greening trees; this segment is conducted through Qingdao Zhihesheng and Guangyuan. Third, providing domestic air and overland freight forwarding services by outsourcing these services to a third party; this segment is conducted through Zhisheng Freight. Meanwhile, Wintus is engaged in producing, processing and distributing agricultural products, such as silk, silk fabrics and fresh fruit. The business segments conducted by Tenet-Jove Disposal Group and Wintus were reclassified as discontinued operations. The assets and liabilities of the Tenet-Jove Disposal Group and Wintus have been reclassified as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2025 and the consolidated balance sheet as of June 30, 2024. The results of operations of Tenet-Jove Disposal Group and Wintus have been reclassified to “net income (loss) from discontinued operations” in the unaudited condensed consolidated statements of loss and comprehensive loss for the nine and three months ended March 31, 2025 and 2024.

Financing Activities

On June 16, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued an unsecured convertible promissory note with a one-year maturity term to an institutional accredited investor, Streeterville Capital, LLC (“Investor”). The note had an original principal amount of US$3,170,000 and Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor would not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On January 18, 2023, the Investor re-started the redemption of the notes. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to June 17, 2025. As of March 31, 2025, no share of the Company’s common stock under this agreement was issued by the Company to the Investor, and the notes balance was US$4,523,722, with a carrying value of US$4,552,756, net of deferred financing costs of US$29,034 was recorded in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025.

On July 16, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor two unsecured convertible promissory notes each with a one-year maturity term. The first convertible promissory note had an original principal amount of US$3,170,000 and the Investor gave consideration of US$3.0 million, reflecting original issue discount of US$150,000 and Investor’s legal fee of US$20,000. The second convertible promissory note has the original principal amount of US$4,200,000 and Investor gave consideration of US$4.0 million, reflecting original issue discount of US$200,000. Interest accrues on the outstanding balance of the Notes at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. As of March 31, 2025, the Notes was fully converted and shares of the Company’s common stock totaling 8,112 were issued by the Company to the Investor equaling principal and interests amounted to US$7,472,638.

On August 19, 2021, the Company entered into another securities purchase agreement with the Investor, pursuant to which the Company issued the Investor an unsecured convertible promissory note with a one-year maturity term. The note has an original principal amount of US$10,520,000 and Investor gave consideration of US$10.0 million, reflecting original issue discount of US$500,000 and Investor’s legal fee of US$20,000. Interest accrues on the outstanding balance of the note at 6% per annum. The Company has received the principal in full from the Investor and used the proceeds for general working capital purposes. On September 7, 2022, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2023. On October 21, 2022, the Company signed a standstill agreement with the Investor, pursuant to which the Investor will not seek to redeem any portion of the note during the period from October 21, 2022 to January 20, 2023. On June 15, 2023, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2024. On December 21, 2023, the Company entered into a preliminary agreement with the Investor, pursuant to which the Investor would not seek repayment of any portion of the note during the period from December 22, 2023 to April 16, 2024. On June 11, 2024, the Company signed an extension amendment with the Investor to extend the maturity date to August 23, 2025. As of March 31, 2025, shares of the Company’s common stock totaling 1,164,023 were issued by the Company to the Investor equaling principal and interests amounted to US$7,785,719 and cash totaling US$1,050,000 was repaid to the Investor. The notes balance was US$5,217,600, with a carrying value of US$5,355,500, net of deferred financing costs of US$137,900 was recorded in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025.

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

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of March 31, 2025, proceeds of approximately US$4.7 million were received, and the remaining proceeds are expected to be fully received by June 30, 2025.

On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The Shares were issued to the Purchasers on January 10, 2025, and the proceeds of approximately US$27.6 million received in April 2025. The remaining proceeds are expected to be fully received by June 30, 2025.

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

Credit Losses

On July 1, 2023, we adopted Accounting Standards Update 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on our consolidated financial statements as of the date of adoption.

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

Inventories, Net

Inventories, which are stated at the lower of cost or net realizable value, consist of raw materials, work-in-progress, and finished goods related to our products. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost is determined using the weighted average method. We periodically evaluate our inventory and records an inventory reserve for certain inventories that may not be saleable or whose cost exceeds net realizable value. As of March 31, 2025 and June 30, 2024, the inventory reserve from the continuing operations was nil and US$30,443, respectively. As of March 31, 2025 and June 30, 2024, the inventory reserve from the discontinued operations was both nil.

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

Results of Operations for the Nine Months Ended March 31, 2025 and 2024

Overview

The following table summarizes our results of operations for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,		Variance
	2025	2024	Amount	%
Revenue	$259,040	$459,572	$(200,532)	(43.63)%
Cost of revenue	136,707	213,133	(76,426)	(35.86)%
Gross profit	122,333	246,439	(124,106)	(50.36)%
General and administrative expenses	5,069,621	7,474,070	(2,404,449)	(32.17)%
Selling expenses	88,030	157,654	(69,624)	(44.16)%
Research and development expenses	54,602	77,811	(23,209)	(29.83)%
Loss from operations	(5,089,920)	(7,463,096)	2,373,176	(31.80)%
Gain from disposal of a subsidiary	114,945	-	114,945	100.00%
Other income, net	3,505	79,520	(76,015)	(95.59)%
Amortization of debt issuance and other costs	(482,664)	(612,072)	129,408	(21.14)%
Interest expenses, net	(318,001)	(770,898)	452,897	(58.75)%
Loss before income tax benefit from continuing operations	(5,772,135)	(8,766,546)	2,994,411	(34.16)%
Benefit for income taxes	(187,854)	(152,646)	(35,208)	23.07%
Net loss from continuing operations	(5,584,281)	(8,613,900)	3,029,619	(35.17)%
Net income (loss) from discontinued operations	(15,874,674)	4,531,193	(20,405,867)	(450.34)%
Net loss	$(21,458,955)	$(4,082,707)	$(17,376,248)	425.61%
Comprehensive loss attributable to Shineco Inc.	$(18,736,751)	$(2,199,618)	$(16,537,133)	751.82%

Revenue

Currently, we, through our PRC subsidiaries, have two major business segments from continuing operations. First, developing, producing and distributing innovative rapid diagnostic and other products and related medical devices for the most common diseases; this segment is conducted through Biowin. Second, developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders; this segment is conducted through Fuzhou Meida.

The following table sets forth the breakdown of our revenue for the nine months ended March 31, 2025 and 2024, respectively:

	Nine Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
Rapid diagnostic and other products	$258,091	99.63%	$441,927	96.16%	$(183,836)	(41.60)%
Healthy meal products	949	0.37%	17,645	3.84%	(16,696)	(94.62)%
Total Amount	$259,040	100.00%	$459,572	100.00%	$(200,532)	(43.63)%

For the nine months ended March 31, 2025 and 2024, revenue from sales of rapid diagnostic and other products was US$258,091 and US$441,927, respectively, representing a decrease of US$183,836, or 41.60%. The decrease was mainly due to a decline in orders we received from our customers during the nine months ended March 31, 2025.

For the nine months ended March 31, 2025 and 2024, revenue from sales of healthy meal products was US$949 and US$17,645, respectively, representing a decrease of US$16,696, or 94.62%. Due to the low market acceptance and high store maintenance cost, we incurred substantial losses in this business segment. Therefore, the management decided to temporarily suspend healthy meal products business, and revenue from sales of healthy meal products decreased during the nine months ended March 31, 2025.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the nine months ended March 31, 2025 and 2024, respectively:

	Nine Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
Rapid diagnostic and other products	$135,603	99.19%	$168,023	78.84%	$(32,420)	(19.29)%
Healthy meal products	249	0.18%	43,169	20.25%	(42,920)	(99.42)%
Business and sales related tax	855	0.63%	1,941	0.91%	(1,086)	(55.95)%
Total Amount	$136,707	100.00%	$213,133	100.00%	$(76,426)	(35.86)%

For the nine months ended March 31, 2025 and 2024, cost of revenue from sales of rapid diagnostic and other products was US$135,603 and US$168,023, respectively, representing a decrease of US$32,420, or 19.29%. The decrease was mainly due to a decline in orders we received from our customers, which was partially offset by the increased stock written off as we wrote off certain damaged inventories during the nine months ended March 31, 2025.

For the nine months ended March 31, 2025 and 2024, cost of revenue from sales of healthy meal products was US$249 and US$43,169, respectively, representing a decrease of US$42,920, or 99.42%, which was due to the temporary suspension of healthy meal products business during the nine months ended March 31, 2025 as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the nine months ended March 31, 2025 and 2024, respectively:

	Nine Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
Rapid diagnostic and other products	$121,633	99.43%	$271,973	110.36%	$(150,340)	(55.28)%
Healthy meal products	700	0.57%	(25,534)	(10.36)%	26,234	(102.74)%
Total Amount	$122,333	100.00%	$246,439	100.00%	$(124,106)	(50.36)%

Gross profit from sales of rapid diagnostic and other products decreased by US$150,340, or 55.28%, for the nine months ended March 31, 2025 as compared to the same period in 2024. The decrease in gross profit was due to the decrease in sales, which was partially offset by the increased stock written off as mentioned above during the nine months ended March 31, 2025.

Gross profit from sales of healthy meal products increased by US$26,234, or 102.74%, for the nine months ended March 31, 2025 as compared to the same period in 2024. As mentioned above, the management decided to temporarily suspend healthy meal products business to avoid further losses, hence, gross profit increased during the nine months ended March 31, 2025 as compared to the same period last year.

Expenses

The following table sets forth the breakdown of our operating expenses for the nine months ended March 31, 2025 and 2024, respectively, respectively:

	Nine Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
General and administrative expenses	$5,069,621	97.26%	$7,474,070	96.95%	$(2,404,449)	(32.17)%
Selling expenses	88,030	1.69%	157,654	2.04%	(69,624)	(44.16)%
Research and development expenses	54,602	1.05%	77,811	1.01%	(23,209)	(29.83)%
Total Amount	$5,212,253	100.00%	$7,709,535	100.00%	$(2,497,282)	(32.39)%

General and Administrative Expenses

For the nine months ended March 31, 2025, our general and administrative expenses were US$5,069,621, representing a decrease of US$2,404,449, or 32.17%, as compared to the same period in 2024. The decrease was mainly due to the decreased expenses of US$3,024,000 as a result of the forgiveness of the subscription receivable upon settlement of the Company’s legal case; see more details in “Off-Balance Sheet Commitments and Arrangements.” The decrease was also due to decreased professional service fee in relation to the acquisition of Wintus of approximately US$780,000, a decrease in staff compensation in relation to the issuance of restricted shares to the management of approximately US$400,000, a deceased allowance for credit losses and doubtful accounts of approximately US$399,000, as well as decreased general and administrative expenses of approximately US$158,000 by Fuzhou Meida due to the temporary suspension of its business operation as mentioned above. The decrease was partially offset by increased compensation expense of approximately US$2,788,000 in relation to the Company’s legal case; see more details in “Off-Balance Sheet Commitments and Arrangements.”

Selling Expenses

For the nine months ended March 31, 2025, our selling expenses were US$88,030, representing a decrease of US$69,624, or 44.16%, as compared to the same period in 2024. The decrease was mainly due to the implementation of cost control measurements, as we reduced the number of sales personnel and cut down the spending on selling activities during the nine months ended March 31, 2025.

Research and Development Expenses

For the nine months ended March 31, 2025, our research and development expenses were US$54,602, representing a decrease of US$23,209, or 29.83%, as compared to the same period in 2024. The decrease was mainly due to less research and development activities towards products development as we tried to control our costs during the nine months ended March 31, 2025.

Gain from disposal of a subsidiary

On November 20, 2024, the Company entered into an agreement to transfer 100% equity interests in Chongshi to a third party as payment for a loan. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Report. The consideration for this transfer was RMB 8.0 million (approximately US$1.1 million), and the gain from disposal of Chongshi was US$114,945 during the nine months ended March 31, 2025.

Other income, net

For the nine ended March 31, 2025, our net other income was US$3,505, representing a decrease of US$76,015, or 95.59%, as compared to net other income of US$79,520 in the same period in 2024. The decrease in net other income was mainly attributable to other income recognized when certain payables were waived by the creditors during the nine months ended March 31, 2025 as well as decreased rental income and government subsidies received during the nine months ended March 31, 2025.

Amortization of Debt Issuance and Other Costs

For the nine months ended March 31, 2025, our amortization of debt issuance and other costs expenses was US$482,664, representing a decrease of US$129,408, or 21.14%, as compared to amortization of debt issuance and other costs expenses of US$612,072 for the same period in 2024. The decrease was mainly due to the decreased extension fee to be amortized during the nine months ended March 31, 2025 as compared to the same period last year, as our balance of the convertible note decreased, our extension fee decreased when we signed extension amendments with the investor to extend the maturity date of the convertible notes.

Interest Expenses, Net

For the nine months ended March 31, 2025, our net interest expenses were US$318,001, representing a decrease of US$452,897, or 58.75%, as compared to net interest expenses of US$770,898 in the same period in 2024. The decrease in net interest expenses was mainly attributable to the increased interest income generated from loans to third parties and decreased interest expense for convertible notes as a result of the decreased balance of the convertible note, which was partially offset by the increased interest expense accrued for outstanding amount payable in related to the Company’s legal case, see more details in “Off-Balance Sheet Commitments and Arrangements”.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$5,584,281 for the nine months ended March 31, 2025, a decrease of US$3,029,619, or 35.17%, from net loss from continuing operations of US$8,613,900 in the same period in 2024. The decrease in net loss from continuing operations was primarily a result of the decrease in general and administrative expenses and interest expenses.

Net Income from Discontinued Operations

As mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments that are operated by the Tenet-Jove Disposal Group and Wintus are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. We had a total net income (loss) from discontinued operations of US$(15,874,674) and US$4,531,193 for the nine months ended March 31, 2025 and 2024, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of loss and comprehensive loss is as follows:

	Nine Months Ended March 31,
	2025	2024
Revenue	$7,633,705	$4,849,026
Cost of revenue	7,303,612	4,492,269
Gross profit	330,093	356,757
Operating expenses	8,679,608	4,807,689
Other expenses, net	(8,175,947)	(229,970)
Loss before income tax	(16,525,462)	(4,680,902)
Benefit for income taxes	(650,788)	(307,393)
Net loss from discontinued operations	$(15,874,674)	$(4,373,509)
Income on disposal of discontinued operations	-	8,904,702
Total net income (loss) from discontinued operations	$(15,874,674)	$4,531,193

Net Loss

Our net loss was US$21,458,955 for the nine months ended March 31, 2025, as compared to a net loss of US$4,082,707 for the same period in 2024. The increase in net loss was primarily a result of the increased net loss from discontinued operation, partially offset by the decreased net loss from continuing operations, as discussed above.

Comprehensive Loss

The comprehensive loss was US$21,417,853 for the nine months ended March 31, 2025, an increase of US$17,440,926 from a comprehensive loss of US$3,976,927 for the nine months ended March 31, 2024. After the deduction of non-controlling interest, the comprehensive loss attributable to us was US$18,736,751 for the nine months ended March 31, 2025, as compared to a comprehensive loss attributable to us in the amount of US$2,199,618 for the nine months ended March 31, 2024. The increase in comprehensive loss was due to the increased net loss from discontinued operations, partially offset by the decreased net loss from continuing operations, as discussed above.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Overview

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Variance
	2025	2024	Amount	%
Revenue	$40,971	$149,346	$(108,375)	(72.57)%
Cost of revenue	55,082	78,193	(23,111)	(29.56)%
Gross profit (loss)	(14,111)	71,153	(85,264)	(119.83)%
General and administrative expenses	3,710,940	1,081,331	2,629,609	243.18%
Selling expenses	20,113	61,216	(41,103)	(67.14)%
Research and development expenses	15,487	31,895	(16,408)	(51.44)%
Loss from operations	(3,760,651)	(1,103,289)	(2,657,362)	240.86%
Other income, net	25,553	24,696	857	3.47%
Amortization of debt issuance and other costs	(146,976)	(246,015)	99,039	(40.26)%
Interest expenses, net	(262,239)	(250,899)	(11,340)	(4.52)%
Loss before income tax benefit from continuing operations	(4,144,313)	(1,575,507)	(2,568,806)	163.05%
Benefit for income taxes	(62,170)	(51,892)	(10,278)	19.81%
Net loss from continuing operations	(4,082,143)	(1,523,615)	(2,558,528)	167.92%
Net loss from discontinued operations	(12,529,001)	(2,845,113)	(9,683,888)	340.37%
Net loss	$(16,611,144)	$(4,368,728)	$(12,242,416)	280.23%
Comprehensive loss attributable to Shineco Inc.	$(15,076,328)	$(3,367,327)	$(11,709,001)	347.72%

Revenue

Currently, we, through our PRC subsidiaries, have two major business segments from continuing operations. First, developing, producing and distributing innovative rapid diagnostic and other products and related medical devices for the most common diseases; this segment is conducted through Biowin. Second, developing and selling healthy meals for people with slow metabolic health and those in recovery from metabolic disorders; this segment is conducted through Fuzhou Meida.

The following table sets forth the breakdown of our revenue for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
Rapid diagnostic and other products	$40,971	100.00%	$142,805	95.62%	$(101,834)	(71.31)%
Healthy meal products	-	-	6,541	4.38%	(6,541)	(100.00)%
Total Amount	$40,971	100.00%	$149,346	100.00%	$(108,375)	(72.57)%

For the three months ended March 31, 2025 and 2024, revenue from sales of rapid diagnostic and other products was US$40,971 and US$142,805, respectively, representing a decrease of US$101,834, or 71.31%. The decrease was mainly due to a decline in orders we received from our customers during the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, revenue from sales of healthy meal products was US$ nil and US$6,541, respectively, representing a decrease of US$6,541, or 100.00%. Due to the low market acceptance and high store maintenance cost, we incurred substantial losses in this business segment. Therefore, the management decided to temporarily suspend healthy meal products business, and revenue from sales of healthy meal products decreased during the three months ended March 31, 2025.

Cost of Revenue and Related Tax

The following table sets forth the breakdown of the cost of revenue for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
Rapid diagnostic and other products	$54,899	99.67%	$53,878	68.90%	$1,021	1.90%
Healthy meal products	-	0.00	23,723	30.34%	(23,723)	(100.00)%
Business and sales related tax	183	0.33%	592	0.76%	(409)	(69.09)%
Total Amount	$55,082	100.00%	$78,193	100.00%	$(23,111)	(29.56)%

For the three months ended March 31, 2025 and 2024, cost of revenue from sales of rapid diagnostic and other products was US$54,899 and US$53,878, respectively, representing an increase of US$1,021, or 1.90%. The increase was mainly due to the increased stock written off as we wrote off certain damaged inventories, which was partially offset by the decline in orders we received from our customers during the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, cost of revenue from sales of healthy meal products was US$ nil and US$23,723, respectively, representing a decrease of US$23,723, or 100.00%, which was due to the temporary suspension of healthy meal products business during the three months ended March 31, 2025 as mentioned above.

Gross Profit (Loss)

The following table sets forth the breakdown of the gross profit (loss) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
Rapid diagnostic and other products	$(14,111)	100.00%	$88,345	124.16%	$(102,456)	(115.97)%
Healthy meal products	-	-	(17,192)	(24.16)%	17,192	(100.00)%
Total Amount	$(14,111)	100.00%	$71,153	100.00%	$(85,264)	(119.83)%

Gross profit from sales of rapid diagnostic and other products decreased by US$102,456, or 115.97%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in gross profit was due to the decrease in sales as well as the increase in stock written off as mentioned above during the three months ended March 31, 2025.

Gross loss from sales of healthy meal products decreased by US$17,192, or 100.00%, for the three months ended March 31, 2025 as compared to the same period in 2024. As mentioned above, the management decided to temporarily suspend healthy meal products business to avoid further losses, hence, gross loss decreased during the three months ended March 31, 2025 as compared to the same period last year.

Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,				Variance
	2025	%	2024	%	Amount	%
General and administrative expenses	$3,710,940	99.05%	$1,081,331	92.07%	$2,629,609	243.18%
Selling expenses	20,113	0.54%	61,216	5.21%	(41,103)	(67.14)%
Research and development expenses	15,487	0.41%	31,895	2.72%	(16,408)	(51.44)%
Total Amount	$3,746,540	100.00%	$1,174,442	100.00%	$2,572,098	219.01%

General and Administrative Expenses

For the three months ended March 31, 2025, our general and administrative expenses were US$3,710,940, representing an increase of US$2,629,609, or 243.18%, as compared to the same period in 2024. The increase was mainly due to increased compensation expense of approximately US$2,788,000 in relation to the Company’s legal case; see more details in “Off-Balance Sheet Commitments and Arrangements.” The increase was partially offset by the decreased general and administrative expenses of Fuzhou Meida due to the temporary suspension of its business operation, as mentioned above.

Selling Expenses

For the three months ended March 31, 2025, our selling expenses were US$20,113, representing a decrease of US$41,103, or 67.14%, as compared to the same period in 2024. The decrease was mainly due to the implementation of cost control measurements, as we reduced the number of sales personnel and cut down the spending on selling activities during the three months ended March 31, 2025.

Research and Development Expenses

For the three months ended March 31, 2025, our research and development expenses were US$15,487, representing a decrease of US$16,408, or 51.44%, as compared to the same period in 2024. The decrease was mainly due to less research and development activities towards product development, as we tried to control our costs during the three months ended March 31, 2025.

Amortization of Debt Issuance and Other Costs

For the three months ended March 31, 2025, our amortization of debt issuance and other costs expenses was US$146,976, representing a decrease of US$99,039, or 40.26%, as compared to amortization of debt issuance and other costs expenses of US$246,015 for the same period in 2024. The decrease was mainly due to the decreased extension fee to be amortized during the three months ended March 31, 2025 as compared to the same period last year, as our balance of the convertible note decreased, our extension fee decreased when we signed extension amendments with the investor to extend the maturity date of the convertible notes.

Interest Expenses, Net

For the three months ended March 31, 2025, our net interest expenses were US$262,239, representing an increase of US$11,340, or 4.52%, as compared to net interest expenses of US$250,899 in the same period in 2024. The increase in net interest expense was mainly attributable to the increased interest expense accrued for the outstanding amount payable in relation to the Company’s legal case; see more details in “Off-Balance Sheet Commitments and Arrangements.” The increase was partially offset by the increased interest income generated from loans to third parties and decreased interest expense for convertible notes as a result of the decreased balance of the convertible note.

Net Loss from Continuing Operations

Our net loss from continuing operations was US$4,082,143 for the three months ended March 31, 2025, an increase of US$2,558,528, or 167.92%, from net loss from continuing operations of US$1,523,615 in the same period in 2024. The increase in net loss from continuing operations was primarily a result of the increase in general and administrative expenses, partially offset by the decrease in amortization of debt issuance costs.

Net Loss from Discontinued Operations

As mentioned above, the Company’s Luobuma, Agricultural Products and Freight Services business segments that are operated by the Tenet-Jove Disposal Group and Wintus are reclassified as discontinued operations on the Company’s unaudited condensed consolidated financial statements. Net loss from discontinued operations was US$12,529,001 and US$2,845,113 for the three months ended March 31, 2025 and 2024, respectively.

The summarized operating results of our discontinued operations included in our unaudited condensed consolidated statement of loss and comprehensive loss are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$2,628,318	$1,202,054
Cost of revenue	2,575,082	1,081,540
Gross profit	53,236	120,514
Operating expenses	4,703,032	2,243,316
Other expenses, net	(8,120,251)	(172,530)
Loss before income tax	(12,770,047)	(2,295,332)
Benefit for income taxes	(241,046)	549,781
Net loss from discontinued operations	$(12,529,001)	$(2,845,113)
Income on disposal of discontinued operations	-	-
Total net loss from discontinued operations	$(12,529,001)	$(2,845,113)

Net Loss

Our net loss was US$16,611,144 for the three months ended March 31, 2025, as compared to a net loss of US$4,368,728 for the same period in 2024. The increase in net loss was primarily a result of the increased net loss from discontinued operations and increased net loss from continuing operations, as discussed above.

Comprehensive Loss

The comprehensive loss was US$16,564,456 for the three months ended March 31, 2025, an increase of US$12,163,153 from a comprehensive loss of US$4,401,303 for the three months ended March 31, 2024. After the deduction of non-controlling interest, the comprehensive loss attributable to us was US$15,076,328 for the three months ended March 31, 2025, as compared to a comprehensive loss attributable to us in the amount of US$3,367,327 for the three months ended March 31, 2024. The increase in comprehensive loss was due to the increased net loss from discontinued operations and increased net loss from continuing operations, as discussed above.

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

(b) Minimize currency risk

In view of the current volatile currency market, we will closely monitor the foreign currency borrowings at the company level. As of March 31, 2025 and June 30, 2024, except the above-mentioned convertible note, we did not engage in any foreign currency borrowings or loan contracts.

Liquidity and Capital Resources

We currently finance our business operations primarily through short-term, convertible notes and the sale of our common stock. Our current cash primarily consists of cash on hand and cash in bank, which is unrestricted as to withdrawal and use and is deposited with banks in China.

As of March 31, 2025, we had approximately US$1.7 million in short-term bank loans outstanding. We expect that we will be able to renew all of the existing bank loans upon their maturity based on our past experience and outstanding credit history.

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

For the above-mentioned convertible promissory notes issued, as of March 31, 2025, shares of the Company’s common stock totaling 1,172,135 were issued by the Company to the Investor equaling principal and interests amounted to US$15,258,357, and cash totaling US$1,050,000 was repaid to the Investor. The Notes balance was US$9,741,322, with a carrying value of US$9,908,256, net of deferred financing costs of US$166,934 was recorded in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025.

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

On August 22, 2024, the Company entered into a securities purchase agreement (the “SPA”) with 22 purchasers, each an unrelated third party to the Company (collectively, the “August 2024 Purchasers”). Pursuant to the SPA, the August 2024 Purchasers agree to purchase, and the Company agreed to issue and sell to the August 2024 Purchasers, an aggregate of 624,375 shares of the Company’s common stock, par value US$0.001 per share (the “August 2024 Shares”), at a purchase price of US$13.20 per share, and for an aggregate purchase price of US$8,241,750. The SPA, the transaction contemplated thereby, and the issuance of the August 2024 Shares have been approved by the Company’s board of directors. The closing of the transaction contemplated by the SPA took place on September 10, 2024. As of March 31, 2025, proceeds of approximately US$4.7 million were received, and the remaining proceeds are expected to be fully received by June 30, 2025.

On December 24, 2024, the Company entered into a securities purchase agreement with nine non-U.S. investors (the “December 2024 Purchasers”), pursuant to which the Company agreed to sell, and the December 2024 Purchasers agreed to purchase, severally and not jointly, an aggregate of 15,000,000 shares of common stock of the Company (the “Shares”) at a purchase price of US$2.18 per share for gross proceeds of US$32.7 million. In reliance on the Purchasers’ representations to the Company, the Shares were not subject to the registration requirements of the Securities Act, pursuant to Regulation S promulgated thereunder. The Shares were issued to the December 2024 Purchasers on January 10, 2025, and the proceeds of approximately US$27.6 million were received in April 2025. The remaining proceeds are expected to be fully received by June 30, 2025.

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses from continuing operations of US$5.6 million and US$8.6 million, and continuing cash outflow of US$2.6 million and US$2.3 million from operating activities for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and June 30, 2024, the Company had accumulated a deficit of US$73.1 million and US$54.3 million, and as of March 31, 2025, the Company had negative working capital of US$13.7 million. The Company’s management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. In assessing the Company’s going concern, the Company’s management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Direct offering and debt financing have been utilized to finance the working capital requirements of the Company. The continuation of the Company as a going concern through the next twelve months is dependent on the continued financial support from its stockholders. The Company’s management believes that the Company’s current access to loans, equity financing as well as financial support from its stockholders will be sufficient to meet its working capital needs for at least the next 12 months. The Company intends to continue to carefully execute its growth plans and manage market risk. If the Company fails to satisfy the Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its common stock. Any continuing failure to remain in compliance with Nasdaq’s continued listing standards and any subsequent failure to timely resume compliance with Nasdaq’s continued listing standards within the applicable cure period could have adverse consequences and, among other things, substantially impair the Company’s ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for the Company.

Working Capital

The following table provides the information about our working capital as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Current assets	$34,918,780	$20,903,961
Current liabilities	48,602,178	27,562,855
Working capital	$(13,683,398)	$(6,658,894)

The working capital decreased by US$7,024,504, or 105.5%, as of March 31, 2025 from June 30, 2024, primarily as a result of an increase in current liabilities held for discontinued operations, current portion of convertible note and other payables and accrued expenses, partially offset by an increase in current assets held for discontinued operations and other current assets.

Capital Commitments and Contingencies

Capital commitments refer to the allocation of funds for the possible purchase in the near future for fixed assets or investment. Contingency refers to a condition that arises from past transactions or events, the outcome of which will be confirmed only by the occurrence or non-occurrence of uncertain futures events.

As of March 31, 2025 and June 30, 2024, we had no other material capital commitments or contingent liabilities.

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

On October 31, 2024, an individual (the “Plaintiff”) file the Civil Complaint against Life Science and another individual in the Beijing Chaoyang District People’s Court. The Plaintiff alleged that the Company entered into a loan agreement with the Plaintiff on April 15, 2024 to borrow RMB 25.0 million (US$3.4 million) for 90 days with an annual interest rate of 30%. The Company borrowed a total of RMB 15.0 million (US$2.1 million) from the Plaintiff, but did not make repayment according to the loan agreement.

Introduced by a business partner (the “Party A”) of Life Science, Life Science entered into a loan agreement with the Plaintiff on April 15, 2024 (the Party A, Life Science and the Plaintiff are collectively called the “Three Parties”). Pursuant to the loan agreement, Life Science would obtain a loan in the amount of RMB 25.0 million (approximately US$ 3.4 million) with a term of 90 days, at the interest rate of 30.0%, and the loan was to be used exclusively as working capital for Life Science’s future merger and acquisition projects. To prevent the misuse of the loans, the Three Parties orally agreed that the loan would first be transferred by the Plaintiff to the bank accounts of the Party A, and upon the completion of merger and acquisition project, the Party A would then transfer the loan to bank accounts designated by Life Science. While this oral agreement was not explicitly stated in the written agreement, the Three Parties mutually agreed and fully understood their rights and obligations. Upon signing the loan agreement, the Plaintiff transferred a total of RMB 15.0 million (approximately US$2.1 million) to the Party A. However, the Party A failed to transfer RMB 15.0 million (the “Fund”) to the bank accounts designated by Life Science as agreed, resulting in the failure to proceed with the merger and acquisition project. On October 31, 2024, the Plaintiff submitted the Civil Complaint to the Beijing Chaoyang District People’s Court against Life Science and the Party A. The Civil Complaint requested that Life Science and the Party A make the compensation to the Plaintiff for the outstanding loans plus interests and the liquidated damages. However, Life Science contended that the Party A’s unauthorized withholding of the funds constituted a fundamental breach of contract, and the related liability should be borne by the Party A personally. Life Science will vigorously defend itself and plans to initiate legal proceedings against the Party A, demanding the return of the Fund to the Plaintiff and compensation for any losses, including the principal of the loan, interest and other penalty fees. As of March 31, 2025, Life Science recorded approximately RMB 22.0 million (US$3.0 million) payable due to the Plaintiff, including the principal of the loan, interest and other penalty fees.

On November 8, 2024, Zhejiang Shijin Packaging Co., Ltd. (“the Plaintiff”) submitted a civil complaint to the People’s Court of Deqing County, Zhejiang Province (the “Court”) against the Company’s subsidiary Biowin. The complaint requested that Biowin make the compensation to the Plaintiff for the outstanding trade payable plus interests and the litigation fee in this case shall be borne by Biowin. On December 5, 2024, the Court issued a judgement that Biowin shall pay the Plaintiff the outstanding trade payable, the litigation fee, and the interest expense if payments are not made according to the schedule. As of March 31, 2025, Biowin recorded RMB 121,447 (US$16,733) trade account payable due to the Plaintiff, and the compensation claimed by the Plaintiff was approximately RMB 54,723 (US$7,540).

On April 16, 2025, Bank of Jiangsu (“the Plaintiff”) commenced a lawsuit against the Company’s subsidiary, Biowin, in the Jiangsu Changzhou High-Tech Industrial Development Zone People’s Court. The Plaintiff alleged that Biowin entered into a loan agreement with the Plaintiff on June 27, 2024, pursuant to which Biowin obtained a loan in the amount of RMB2,946,000 (US$405,904) with a term from June 27, 2024 to January 20, 2025, at the interest rate of 4.00%. However, Biowin failed to make monthly payment of interests, the Plaintiff, in accordance with the loan contract terms, declared the loan due and payable in advance. The loan was matured on January 20, 2025, but Biowin had not fulfilled its repayment obligations, therefore, the Plaintiff alleged that Biowin breached the loan agreement and seek the repayment of the principal, interests, penalty interests and the litigation fee against Biowin. As of March 31, 2025, Biowin recorded RMB 2,946,000 (US$405,904) loan payable due to the Plaintiff, and the interests and compensation claimed by the Plaintiff was RMB 254,322 (US$35,041).

Cash Flows

The following table provides detailed information about our cash flows for the nine months ended March 31, 2025 and 2024, respectively:

	Nine Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(3,120,216)	$(3,062,020)
Net cash used in investing activities	(2,984,442)	(13,939,717)
Net cash provided by financing activities	5,995,816	3,184,948
Effect of exchange rate changes on cash and cash equivalents	936	215,513
Net decrease in cash, cash equivalents and restricted cash	(107,906)	(13,601,276)
Cash, cash equivalents and restricted cash, beginning of the period	395,036	14,166,759
Cash, cash equivalents and restricted cash, end of the period	$287,130	$565,483
Less: cash of discontinued operations - ended of the period	(94,395)	(168,712)
Cash of continuing operations - ended of the period	$192,735	$396,771

Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2025 was approximately US$3.1 million, consisting of net loss from continuing operations of US$5.6 million, depreciation and amortization expenses of US$1.0 million, accrued interest expense for convertible notes of US$0.5 million, amortization of debt issuance and other costs of US$0.5 million, accrued interest income from third parties of US$0.6 million and net changes in our operating assets and liabilities, which mainly included an increase in other payables and accrued expenses of US$2.0 million, an increase in other current assets of US$0.4 million and net cash used in operating activities from discontinued operations of US$0.5 million.

Net cash used in operating activities during the nine months ended March 31, 2024 was approximately US$3.1 million, consisting of net loss from continuing operations of US$8.6 million, depreciation and amortization expenses of US$1.0 million, forgiveness of subscription receivable of US$3.0 million, common stock issued for management and employees of US$0.5 million, accrued interest expense for convertible notes of US$0.7 million, amortization of debt issuance and other costs of US$0.6 million, and net changes in our operating assets and liabilities, which mainly included an increase in other payables and accrued expenses of US$0.6 million and net cash used in operating activities from discontinued operations of US$0.7 million.

Investing Activities

For the nine months ended March 31, 2025, net cash used in investing activities was US$3.0 million, primarily due to prepayment for business acquisition of US$2.6 million and payment made for loans to third parties of US$0.5 million.

For the nine months ended March 31, 2024, net cash used in investing activities was US$13.9 million, primarily due to disposal of Tenet-Jove of US$13.9 million.

Financing Activities

For the nine months ended March 31, 2025, net cash provided by financing activities amounted to approximately US$6.0 million, due to proceeds from issuance of common stock of US$6.8 million, net cash provided by financing activities from discontinued operations of US$0.5 million, partially offset by repayment of loan from third party of US$0.6 million, repayment of convertible note of US$0.4 million and repayments of advances from related parties of US$0.4 million.

For the nine months ended March 31, 2024, net cash provided by financing activities amounted to approximately US$3.2 million, due to proceeds from issuance of common stock of US$2.0 million, proceeds from short-term loans of US$1.2 million, proceeds from advances from related parties of US$0.6 million and proceeds received from investors for subscription of common stock of US$0.3 million, partially offset by net cash used in)financing activities from discontinued operations of US$0.6 million and repayment of short-term loans of US$0.4 million.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended March 31, 2025. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended March 31, 2025 that were not previously disclosed in reports filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Shineco, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2025)
3.2	Second Amended and Restated Bylaws of Shineco, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2023)
4.1	Specimen Common Stock Share Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2016 (Registration No. 333-202803))
4.2	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.3	Amendment to Convertible Promissory Note, dated September 7, 2022 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.4	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.5	Amendment to Convertible Promissory Note, dated June 15, 2023 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
4.6	Amendment to Convertible Promissory Note, dated June 11, 2024 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024)
4.7	Amendment to Convertible Promissory Note, dated June 11, 2024 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2024)
10.1	2016 Share Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2016)
10.2	2022 Equity Incentive Plan (incorporated by reference herein to Exhibit 4.1 filed with Form S-8 filed with the SEC on July 29, 2022)
10.3	2023 Equity Incentive Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2023)
10.4	2024 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 5, 2024)
10.5	2025 Equity Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 25, 2024)
10.6	Form of the Distribution Agreement, dated July 9, 2024, by and among Fuzhou Media Health Management Co., Ltd. and four distributors (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024)
10.7	Underwriting agreement, dated July 11, 2024, by and between the Company and EF Hutton LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2024)
10.8	Form of the Securities Purchase Agreement, dated August 22, 2024, by and among the Company and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024)
10.9	Form of the Securities Purchase Agreement, dated December 24, 2024, by and among the Company and certain purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024)
10.10	Director Offer letter dated December 3, 2024, by and between the Company and Mr. Jun Fu (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2025)
10.11	Form of Stock Purchase Agreement, dated March 20, 2025, by and between Shineco Life and Yi Yang (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2025)
10.12	Form of Share Purchase Agreement, dated April 22, 2025, by and between Shineco Life and Dr. Lim Kah Meng (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2025)
17.1	Correspondence on departure of the former independent director Mr. Aamir Ali Quraishi, dated as of December 2, 2024 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SHINECO, INC.

Dated: May 15, 2025	By:	/s/ Jennifer Zhan
Jennifer Zhan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Sai (Sam) Wang
Sai (Sam) Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

